Form 10-K405
period 1999-06-30
NETIQ CORP
filed 1999-09-30
CIK 1084827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d)
of The Securities Exchange Act of 1934

For the fiscal year ended June 30, 1999 or

☐	Transition Report Pursuant to Section 13 or 15(d)
of The Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 000-26757

NetIQ CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0405505
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

5410 Betsy Ross Drive, Santa Clara, CA 95054
(Address of principal executive offices) (Zip Code)

(408) 330-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  ☐   No  ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  ☒

        As of September 20, 1999, the aggregate market value of Registrant’s voting stock held by non-affiliates was approximately $287,648,000 based upon the closing sales price of the Common Stock as reported on the Nasdaq Stock Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of September 20, 1999, the Registrant had outstanding 15,385,405 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Registrant’s Proxy Statement for its 1999 Annual Meeting of Shareholders (Part III). Certain sections of Registrant’s definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on
November 11, 1999, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

        This report on Form 10-K includes 54 pages with the list of Exhibits located on page 34.

NetIQ Corporation

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED JUNE 30, 1999

PART I

ITEM 1.    BUSINESS

General

         NetIQ Corporation was incorporated in California in June 1995. In July 1999 we reincorporated in the state of Delaware. Our principal executive offices are located at 5410 Betsy Ross Drive, Santa Clara, California 95054, and our telephone number is (408) 330-7000. Our Web address is www.netiq.com.

Overview

         We develop applications management software that enables businesses to optimize the performance and availability of their Windows NT-based systems and applications. As use of Windows NT in highly complex computing environments, including the Internet, continues to expand, businesses are increasingly relying on Windows NT-based systems and applications for critical business functions. These applications include Microsoft Exchange Server, Lotus Domino/Notes, Oracle, Citrix WinFrame, Microsoft Internet Information Server and Microsoft SQL Server. As a result, these businesses are facing new challenges in managing their highly complex Windows NT environments in order to maintain required service levels, ensure continuous uptime and reduce support costs. Our NetIQ AppManager Suite enables businesses to address these challenges by centrally managing the performance of their highly complex Windows NT environments, helping ensure availability through automated monitoring, correction and reporting features and lower the total cost of ownership. We believe that AppManager’s comprehensive functionality and ease of use resulting from the utilization of familiar Microsoft technology and standards offer a superior solution for managing diverse Windows NT-based systems and applications in highly complex computing environments.

Products

    AppManager

         AppManager consists of fully integrated product modules known as “AppManagers” that provide comprehensive functionality for managing Windows NT-based systems and the popular applications that run on Windows NT. AppManager has broad functionality that enables information technology professionals to rapidly detect problems, identify the underlying source of the problems, implement corrective measures and generate focused management reports through an automated process. AppManager also provides more than 500 pre-packaged “Knowledge Scripts,” or business rules and policies, that initiate corrective action and record the most relevant statistics that need to be monitored at specified thresholds and intervals. Information technology professionals can easily customize these Knowledge Scripts or develop their own to meet organization-specific requirements.

         AppManager utilizes and builds upon leading Microsoft technologies and standards, protocols and application programming interfaces. As a result, AppManager looks, feels and operates in much the same manner as Microsoft Windows NT products, helping information technology professionals adopt and use AppManager more easily than system management solutions that have been adapted from solutions for non-Windows platforms. Furthermore, as new and emerging Windows NT standards and product features develop, we intend to incorporate these standards and features into AppManager.

         AppManager’s architecture scales easily to accommodate growth in the number of Windows NT servers and Windows NT-based applications that organizations deploy in their computing environments. Many of our customers gradually adopt and rollout Windows NT throughout their enterprise on a server-by-server basis, and deploy additional Windows NT-based applications on an application-by-application basis. As customers increase their use of Windows NT-based systems and applications, our architecture scales to accommodate this growth and continues to enable information technology professionals to manage their server base from a centralized console.

         The following table summarizes the functionality of our Windows NT-based AppManager.

Server or Product Category	NetIQ Products (Year Introduced)	Representative Functionality
Windows NT Operating Systems	AppManager for
• Microsoft Windows NT (1996)
• Microsoft Cluster Server (1997)
• Windows NT Server, Terminal Server
Edition (1998)
• Citrix WinFrame (1998)
• Microsoft Windows Load Balance Service (1999)	• Identifies CPU bottlenecks and terminates
runaway processes
• Checks if key services are down and auto starts
• Tracks disk space utilization
• Determines if running low on DHCP leases
• Resets terminal server session
• Reboots downed Windows NT server

Messaging Servers	AppManager for • Microsoft Exchange Server (1996) • Lotus Domino/Notes (1997) • Microsoft Message Queue Server (1997)	• Monitors e-mail connectivity and response time • Reports on e-mail traffic flow • Identifies top senders and receivers of e-mail • Monitors e-mail space usage

Internet/Web Servers	AppManager for
• Microsoft Internet Information Server
(1996)
• Microsoft Commercial Internet System
News Server (1997)
• Microsoft Proxy Server (1998)
• Microsoft Site Server (1999)
• Microsoft Site Server, Commerce Edition (1999)	• Monitors connection to URLs
• Examines contents of URLs and checks for
changes
• Monitors the availability of a web server
• Displays HTTP connections
• Detects unauthorized login attempts
• Detects if an Internet port or IP address can
be accessed

Database and Application Servers	AppManager for • Microsoft SQL Server (1996) • Microsoft Transaction Server (1997) • Oracle (1998) • SAP R/3 (1999)	• Identifies SQL statements utilizing most amount of system resources • Monitors database space usage • Tracks locking conditions • Truncates transaction log if running out of space

Hardware Management Tools	AppManager for • Compaq Insight Manager (1997) • HP TopTools for Servers (1998) • Dell OpenManage (1998) • NEC ESMPro* (1998) • IBM NetFinity (1999)	• Monitors computer temperature • Detects if UPS battery is running low • Reports error status of network interface cards • Monitors system voltage • Tracks asset information such as serial numbers

Third-Party Tools	AppManager for • Microsoft Systems Management Server (1996) • Microsoft SNA Server (1999) • CA ARCServe (1999) • Seagate Backup Exec (1999) • Legato Networker (1999)	• Detects if software distribution has failed • Checks status of tool’s services and auto- restart • Monitors SNA connections • Determines if backup job has failed

“ Connector” to Management Frameworks	AppManager Connector for • Tivoli Enterprise (1998) • CA Unicenter TNG (1998) • HP OpenView Network Node Manager (1998) • Cabletron Spectrum (1999)	• Receives events from AppManager • Invokes AppManager console from within framework • Distributes AppManager software

Console Products	AppManager for • Operator Console (1996) • Developer Console (1996) • Web Access Console (1997)	• Views and acknowledges events • Generates service level agreement reports • Edits pre-defined Knowledge Scripts • Displays performance metrics

*	Available only with the Japanese edition of the NetIQ AppManager Suite.

         We also provide a localized version of our AppManager products for the Japanese market.

         AppManager ’s architecture is comprised of the following tiers:

•
AppManager Console.     The console is an easy-to-use graphical user interface program that displays systems and applications as resource icons within a familiar Microsoft Explorer-type tree view. The console is used to centrally define and control the execution of Knowledge Scripts, business rules and policies. The Knowledge Scripts run as Visual Basic for Applications scripts that collect performance data, monitor for events and initiate corrective actions.

•	Web Console. The Web console is an optional program that lets users monitor their entire Windows NT environment from a Web browser.

•
Repository Server.     The repository server is a Microsoft SQL Server database that stores performance and availability management data. The repository server allows for custom reporting and provides over 165 standardized reports for users to choose from. These standardized reports focus on summarizing inventory, performance and event data collected by AppManager for both Windows NT-based systems and applications, and are designed to help information technology personnel determine if they are meeting their required service levels.

•	Management Server. The management server is a program that manages event-driven communication between the repository and the agent programs.

•
Agent.     The agent is an easy-to-use and easy-to-deploy program that receives requests from the management server to either run or stop a Knowledge Script. After receiving a request, the agent program communicates back any system events and exceptional data collected by the running Knowledge Scripts. Users can centrally “push” the AppManager agents to remote systems for easy deployment.

Sales, Marketing and Distribution

     Field and Inside Sales

         We market our software and services through our field sales organization located at our headquarters facility in Santa Clara, California, our domestic field offices in Boston, Chicago, Dallas, Denver, New York and Washington, D.C., and our international field offices in London, Munich, Singapore, Sydney and Tokyo. Most of our field sales offices include a territory manager and one or more systems engineers. The territory manager and system engineer concentrate on Fortune 1000-sized accounts that have at least 100 Windows NT servers. Channel sales representatives focus on managing sales activities of our regional channel partners and branch sales offices of our national reseller partners. Typically, our sales process will include an initial sales presentation in person or over the phone, a product demonstration, a product evaluation period, a closing meeting and a purchase process. Generally the sales process includes licensing our products to potential customers on a trial basis. Our sales process typically takes 90 to 180 days, but this process can be longer for large, enterprise-wide sales.

         Our field sales organization is complemented by an inside sales organization with offices at our Santa Clara, California headquarters and in our London and Sydney field offices. Our inside sales organization typically handles orders from customers who have fewer than 100 Windows NT servers that are not processed or sold through the channel, or at times in concert with our channel partners. Our inside sales personnel also handle sales lead qualification, help recruit regional channel partners and distribute leads to the field sales organization or channel partners.

     Value Added Resellers, System Integrators, Distributors and Original Equipment Manufacturers

         We have implemented a channel partner program, our NetIQ Partner Network, that provides training, certification, technical support, priority communications regarding upcoming activities and products and joint sales and marketing activities. In North America, Tech Data is the primary distributor of our product and our sole U.S. distributor as of the date of this Report, and, as of June 30, 1999, we had over 50 third party channel partners who purchase our products through Tech Data. We sell our products to Tech Data based upon previously-negotiated prices. Tech Data, in turn, resells our products to their resellers at previously-negotiated prices. Our agreement with Tech Data is for successive one-year terms that expire each June, but is subject to automatic one-year renewals unless either party provides a termination notice prior to the renewal date. Either party to the distribution agreement may terminate the contract upon 30 days written notice to the other party. We have also established a network of value added resellers and system integrators in Europe, Latin America and the Asia-Pacific region who perform marketing, sales and technical support functions in their country or region. Each value added reseller may distribute our products directly to the customer and/or through other resellers. We had 25 channel partners outside of North America as of June 30, 1999. In addition, we have worked with NEC, Fujitsu and Hitachi to develop branded Japanese versions of AppManager that each of these original equipment manufacturers markets, sells and supports.

     Marketing

         We have a number of marketing programs designed to inform customers about the capabilities and benefits of our AppManager products. Our marketing efforts include participation in industry trade shows, technical conferences and technology seminars, preparation of competitive analyses, sales training, publication of technical and educational articles in industry journals, advertising, public relations, and analyst and press tours.

     Relationships with Developers of Windows NT-Based Systems and Applications

         We have relationships with developers of Windows NT-based systems and applications including Citrix, Compaq, Computer Associates, Dell Computer, Hewlett-Packard, IBM, including both its Lotus and Tivoli subsidiaries, Microsoft and Oracle. As part of these relationships, we often develop joint marketing programs with these software and hardware vendors. Our relationship with Microsoft is an example of this type of product-based relationship. Microsoft is a customer of ours. Microsoft’s information technology group selected AppManager to monitor the performance and availability of its worldwide Windows NT environment, as well as to centrally monitor its Windows NT-based applications server infrastructure. Microsoft also currently distributes our AppManager Agent for WMI on its current version of Windows 2000 operating system software. Recently, Microsoft has permitted one of our engineers to work with its Windows NT development group at its Redmond, Washington headquarters. Microsoft also contracts for one of our engineers to provide support for Microsoft’s use of our products. Another example of our product-based relationships is our relationship with Compaq, whose service organization is a worldwide reseller of AppManager.

     International Sales

         International sales did not account for any of our revenue in fiscal 1997, but represented 10% of total revenue in fiscal 1998 and 20% of total revenue in fiscal 1999. We anticipate that as we expand our international sales efforts, the percentage of revenue derived from international sources will continue to increase. Currently, a majority of our international business is conducted in U.S. dollars. However, as we expand our international operations, we expect that our international business will increasingly be conducted in foreign currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar have caused, and we expect such fluctuation to increasingly cause, currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. We may experience currency losses in the future. To date, we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

Customer Support

         Our technical support organization provides ongoing technical support for our customers and for prospective customers during the period in which a prospective customer evaluates our AppManager. We offer technical support services 24 hours a day, seven days a week via our Internet site, telephone, e-mail, a support Web site and fax. Customers are notified about the availability of regular maintenance and enhancement releases via Internet-based e-mail. Customers typically purchase the first year of software maintenance and support together with the initial product license. Thereafter, customers are entitled to receive software updates, maintenance releases and technical support for an additional annual maintenance fee.

         We also offer training courses for the implementation and administration of our products. Product training is provided on a periodic basis at our headquarters in Santa Clara, California, at the offices of members of our NetIQ Partner Network and also at customer sites throughout the United States and Europe.

         Our professional services group provides product training, consulting and implementation services for a fee in order to assist customers in maximizing the benefits of our products. A significant focus of our professional services group is also to train and support partners who are members of the NetIQ Network Partner channel program in how to provide AppManager -related services and support to customers.

Research and Development

         Our research and development organization is responsible for the design, development and release of our products. The group is organized into development, quality assurance, product management, documentation, and localization disciplines. Members from each discipline form separate product teams that work closely with sales, marketing and customer support to better understand market needs and user requirements. Additionally, we have a well-developed information feedback loop with our customers to respond to and address their changing system and application management requirements. When appropriate, we also utilize third parties to expand the capacity and technical expertise of our internal research and development team. On occasion, we have licensed third-party technology which we believe shortens time to market without compromising competitive position or product quality.

         We have made substantial investments in research and development. Our research and development expenses were $1.0 million, $2.2 million and $4.3 million in fiscal 1997, 1998 and 1999, respectively. The dollar increase in fiscal 1998 and fiscal 1999 was due primarily to increased staffing and the purchasing of additional hardware and software for development and testing purposes.

Competition

         The market for applications management software for optimizing the performance and availability of Windows NT-based systems and applications is new, rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. New products for this market are frequently introduced and existing products are continually enhanced. We may not be able to compete successfully against current and/or future competitors and such inability would materially adversely affect our business, future quarterly and annual operating results and financial condition.

         Existing Competition. We currently face competition from a number of sources, including:

•	Providers of network and systems management framework products such as IBM, Computer Associates and Hewlett-Packard

•	Providers of performance and availability management solutions such as BMC Software

•	Customers’ internal information technology departments that develop or integrate system and application monitoring tools for their particular needs

Intellectual Property

         Our success is heavily dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These laws and procedures provide only limited protection. We have applied for patents relating to our engineering work. Three patents have been issued or approved for issuance.

         We license technology that helps AppManager Suite run our applications management modules from Summit Software on a non-exclusive, worldwide basis. Our AppManager product modules for Windows NT,
Windows NT Workstation and Super Console incorporate Summit Software technology. Under the terms of our license agreement, we pay limited royalties to Summit. We license this technology on a year-to-year basis which is automatically renewed each August and, in the event our license agreement for this technology is terminated, we may continue to sell our AppManager Suite with the Summit technology for a period of 24 months following the termination of the licensing agreement. Our license is terminable upon 60 days notice in the event a default under the licensing agreement occurs, including our failure to pay royalty fees on a timely basis or any other material breach by us of the license agreement.

Employees

         As of June 30, 1999, we had 133 employees, 43 of whom were engaged in research and development, 66 in sales and marketing, 10 in customer support and 14 in finance and administration. None of our employees is represented by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2.     PROPERTIES

         Our principal administrative, sales, marketing, customer support and research and development facility is located at our headquarters facility in Santa Clara, California. We currently occupy approximately 23,000 square feet of office space in the Santa Clara facility under the terms of a lease expiring in July 2003. Our current facility will not be adequate to meet our needs for the next 12 months and we are currently evaluating additional space in the local area. We believe that suitable additional facilities will be available as needed on commercially reasonable terms. We also lease space for sales and marketing offices in Boston, Denver, New York City, Dallas, and Washington, D.C. and have international field offices in Sydney, London, Munich, and Tokyo.

ITEM 3.     LEGAL PROCEEDINGS

         In September 1996, Compuware Corporation filed a complaint against us alleging misappropriation of trade secrets, copyright infringement, unfair competition and other claims. Compuware asserted these claims after a number of prior Compuware employees founded our company or later joined us as officers and employees. A settlement of these claims was reached in January 1999 and final documentation was entered into and the claims dismissed in March 1999. Prior to reaching a settlement with Compuware, we incurred significant expenses related to the litigation, primarily relating to legal fees, and management attention was partially diverted to this litigation matter. As part of the settlement in March 1999, Compuware loaned us $5.0 million, subordinated to our bank credit facility, with interest at 6% per year. Additionally, as part of the settlement in March 1999, we issued Compuware a warrant to purchase 280,025 shares of common stock at 90% of the per share sale price of shares sold to investors in our initial public offering. Compuware exercised the warrant in full upon the closing of our initial public offering at $11.70 per share using the initial offering price of $13.00 per share. Pursuant to the completion of our initial public offering we paid approximately $1.8 million to satisfy a portion of our principal and interest obligation to Compuware, and the remaining $3.3 million loan obligation was forgiven in connection with Compuware’s exercise of the warrant. Additionally, as part of our settlement agreement, we agreed not to recruit personnel from Compuware until after December 31, 1999, or release any systems management software for managing UNIX systems on or before December 31, 1999.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 22, 1999, the stockholders of the Company gave their written consent to various resolutions effecting the reincorporation of the Company from California into Delaware, including resolutions approving and authorizing the merger of the Company’s California predecessor company with and into the Company. The stockholders also approved and authorized the Company to enter into indemnification agreements with the Company’s officers and directors, the approval of a reverse two-for-three stock split, and the amendment and restatement of the Company ’s Certificate of Incorporation.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company’s Common Stock has been traded on the Nasdaq National Market under the trading symbol “NTIQ” since the Company’s initial public offering in July 1999. Prior to July 1999, there was no established public trading market for the Company’s Common Stock.

         The approximate number of holders of the shares of NetIQ Corporation’s Common Stock was 161 as of September 20, 1999. This number does not include shareholders whose shares are held in trust by other entities.

         We have never declared or paid any cash dividends on shares of our Common Stock. We intend to retain any future earnings for future growth and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

         Between July 1, 1996, and June 30, 1999, the Company issued and sold 1,264,493 shares of unregistered Common Stock upon the exercise of outstanding options under its 1995 Stock Option Plan. The consideration paid in exchange for such Common Stock varied based on the deemed fair market value of the options at the time of grant. The sale of these shares was deemed to be exempt from registration under the Securities Act of 1933, as amended (the Securities Act), in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. Each recipient of such shares had adequate access, through his or her relationship with the Company, to information about the Company. In May 1997, the Company sold 2,733,321 shares of Series B Preferred Stock at a per share purchase price of $3.00. The sale of these shares was deemed exempt from registration under the Securities Act, in reliance on Section 4(2) thereof, as transactions not involving a public offering.

         In June 1999, we issued 26,667 shares of common stock to a third party, valued at the deemed fair market value of $12.00 per share, in exchange for services rendered in connection with development of a new product module. The sale of these shares was deemed exempt from registration under the Securities Act, in reliance on Section 4(2) thereof, as transactions not involving a public offering.

Use of Proceeds

         In July 1999, the Company completed the sale of 3 million shares of its Common Stock at a per share price of $13.00 in a firm commitment underwritten public offering. The offering was underwritten by Credit Suisse First Boston, BancBoston Roberston Stephens and Hambrecht & Quist LLC. In August 1999, an over-allotment option granted by the Company to the underwriters for the purchase of up to 450,000 additional shares of the Company’s Common Stock was exercised in full by the underwriters.

         The Company received aggregate gross proceeds of $44.85 million in connection with its initial public offering. Of such amount, approximately $3.1 million was paid to the underwriters in connection with underwriting discounts, and approximately $1.3 million was paid by the Company in connection with offering expenses, including legal, accounting, printing, filing and other fees. The net proceeds to the Company after deduction of such commissions and expenses were approximately $40.4 million. There were no direct or indirect payments to officers or directors of the Company or any other person or entity. None of the offering proceeds have been used for the construction of plants, building or facilities or other purchase or installation of machinery or equipment, for the purchase of real estate, or for the acquisition of other businesses.

         Approximately, $1.8 million of the proceeds were paid to Compuware Corporation in partial repayment of the Company’s indebtedness to Compuware. The remaining portion of the our indebtedness to Compuware, in the amount of approximately $3.3 million, was forgiven in exchange for the issuance by the Company of 280,025 shares of the Company’s Common Stock to Compuware upon the exercise (in full) of a warrant issued to Compuware in March 1999. The loan was made and the warrant was issued to Compuware in connection with the settlement of a lawsuit filed by Compuware against the Company.

         Approximately, $340,000 of the proceeds was paid to a bank in full repayment of the Company’s long-term debt for equipment purchases.

         The Company currently is investing the net offering proceeds for future use as additional working capital. Such remaining net proceeds may be used for potential strategic investments or acquisitions that complement the Company’s products, services, technologies or distribution channels.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended June 30,
	1996	1997	1998	1999
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Software license revenue	$—	$ 369	$6,603	$18,433
Service revenue	—	19	467	3,136

Total revenue	—	388	7,070	21,569

Cost of software license revenue	—	9	235	755
Cost of service revenue	—	46	407	1,260

Total cost of revenue	—	55	642	2,015

Gross profit	—	333	6,428	19,554

Operating expenses:
Sales and marketing	77	1,238	5,748	11,685
Research and development	665	1,003	2,192	4,344
General and administrative	264	479	1,611	2,983
Stock-based compensation	—	10	250	1,928
Settlement of litigation	—	—	—	364

Total operating expenses	1,006	2,730	9,801	21,304

Loss from operations	(1,006)	(2,397)	(3,373)	(1,750)
Interest income, net	97	116	262	108

Net loss	$(909)	$(2,281)	$(3,111)	$(1,642)

Basic and diluted net loss per share (1)	$(1.55)	$(1.62)	$(1.34)	$(0.47)
Shares used to compute basic and diluted net loss per share (1)	587	1,411	2,325	3,476
Pro forma basic and diluted net loss per share (2)				$(0.15)
Shares used to compute pro forma basic and diluted net loss per share (2)				10,876
Conosolidated Balance Sheet Data:
Cash and cash equivalents	32	7,748	3,358	9,634
Working capital	1,755	7,493	4,314	4,443
Total assets	2,255	8,202	8,205	18,354
Long-term obligations, net of current portion	—	—	—	205
Total stockholders’ equity	1,880	7,787	4,939	5,799

(1)	See Note 6 to the Consolidated Financial Statements for the determination of shares used in computing basic and diluted net loss per share.

(2)	See Note 1 to the Consolidated Financial Statements for the determination of shares used in computing pro forma basic and diluted net loss per share.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         We develop applications management software that enables businesses to optimize the performance and availability of their Windows NT-based systems and applications.

         From our incorporation in June 1995 until the first sales of AppManager in February 1997, we were principally engaged in development-stage activities, including product development, sales and marketing efforts and recruiting qualified management and other personnel. Our total revenue has grown from $388,000 in 1997, to $7.1 million in 1998 and to $21.6 million in 1999. This rapid revenue growth reflects our relatively early stage of development, and we do not expect revenue to increase at the same rate in the future.

         Operating expenses grew from $2.7 million in 1997 to $9.8 million in 1998 and to $21.3 million in 1999. Our operating expenses increased as we expanded our operations, including growing our employee base from 14 at June 30, 1996 to 133 at June 30, 1999. Our operating expenses, which include charges for stock-based compensation and a charge for settlement of litigation in 1999, together with cost of revenue have exceeded revenue in every quarter since inception. This reflects our strategy to make the investments necessary to capture market share and grow revenue as quickly as possible, while maintaining a high level of fiscal control, product quality and customer satisfaction. Our cumulative losses have resulted in an accumulated deficit of $7.9 million at June 30, 1999.

         We have derived the large majority of our revenue from software licenses. We also derive revenue from sales of annual maintenance service agreements and, to a lesser extent, consulting and training services. Service revenue has increased in recent periods as license revenue has increased and as the size of our installed base has grown. We expect service revenue to increase as a percentage of total revenue in the future and, as a consequence, our cost of service revenue to increase in absolute dollars and as a percentage of total revenue. The pricing of the AppManager Suite is based on the number of systems and applications managed, although volume and enterprise pricing is also available. Our customers typically purchase one year of product software maintenance with their initial license of our products. Thereafter, customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee equal to a fixed percentage of the current list price of the licensed product.

         Cost of service revenue, as a percentage of service revenue, has declined from 242% in 1997 to 87% in 1998 and 40% in 1999. Cost of software license revenue has increased from 2% in 1997 to 4% in 1998 and 1999. Although service revenue has increased as a percentage of total revenue from 5% in 1997 to 7% in 1998 to 15% in 1999, the declining cost of service revenue has resulted in an increase in overall gross margin from 86% in 1997 to 91% in 1998 and 1999. We anticipate that service revenue will increase as a percentage of total revenue in the future as customers continue to renew maintenance service contracts and, if we are unable to reduce the costs of service revenue, our margins may decline.

         We sell our products through both our direct sales force, which includes our field and inside sales personnel, as well as through indirect channels, such as distributors, value-added resellers and original equipment manufacturers. To date, the majority of our sales have resulted from the efforts of our field and inside sales personnel. However, revenue through our third-party channel partners represented approximately 10% of total revenue in 1998 and 30% of total revenue in 1999, and our strategy is to increase sales through third-party channel partners. Two customers accounted for 45% and 12% of total revenue in 1997. During both 1998 and 1999, no single customer accounted for more than 10% of our total revenue. International sales did not account for any of our revenue in 1997, but represented 10% of total revenue in 1998 and 20% of total revenue in 1999. We anticipate that as we expand our international sales efforts, the percentage of revenue derived from international sources will continue to increase.

         Generally, we sell perpetual licenses and recognize revenue in accordance with generally accepted accounting principles upon meeting each of the following criteria:

•	execution of a written purchase order, license agreement or contract;

•	delivery of software and authorization keys;

•	the license fee is fixed and determinable;

•	collectibility of the proceeds within six months is assessed as being probable; and

•	vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement.

         Vendor-specific objective evidence is based on the price generally charged when an element is sold separately, or if not yet sold separately, is established by authorized management. All elements of each order are valued at the time of revenue recognition. For sales made through our distributors, resellers and original equipment manufacturers, we recognize revenue at the time these partners report to us that they have sold the software to the end user and after all revenue recognition criteria have been met.

         In September 1996, Compuware Corporation filed a complaint against us alleging misappropriation of trade secrets, copyright infringement, unfair competition and other claims. Compuware asserted these claims after a number of prior Compuware employees founded our company or later joined us as officers and employees. A settlement of these claims was reached in January 1999 and final documentation was entered into and the claims dismissed in March 1999. Prior to reaching a settlement with Compuware, we incurred significant expenses related to the litigation, primarily relating to legal fees, and management attention was partially diverted to this litigation matter. As part of the settlement in March 1999, Compuware loaned us $5.0 million, subordinated to our bank credit facility, with interest at 6% per year. Additionally, as part of the settlement in March 1999, we issued Compuware a warrant to purchase 280,025 shares of common stock at 90% of the per share sale price of shares sold to investors in our initial public offering. Compuware exercised the warrant in full upon the closing of our initial public offering at $11.70 per share using the initial offering price of $13.00 per share. Pursuant to the completion of our initial public offering we paid approximately $1.8 million to satisfy our obligation to Compuware, and the remaining $3.3 million loan obligation was forgiven in connection with Compuware’s exercise of the warrant. Additionally, as part of our settlement agreement, we agreed not to recruit personnel from Compuware until after December 31, 1999, or release any systems management software for managing UNIX systems on or before December 31, 1999.

Historical Results of Operations

         The following table sets forth our historical results of operations expressed as a percentage of total revenue for fiscal 1997 and 1998 and 1999.

	Percentage of Total Revenue Year Ended June 30,
	1997	1998	1999
Consolidated Statements of Operations Data:
Software license revenue	95%	93%	85%
Service revenue	5	7	15

Total revenue	100	100	100

Cost of software license revenue	2	3	4
Cost of service revenue	12	6	6

Total cost of revenue	14	9	10

Gross profit	86	91	90

Operating expenses:
Sales and marketing	319	81	54
Research and development	259	31	20
General and administrative	123	23	14
Stock-based compensation	3	4	9
Settlement of litigation	—	—	2

Total operating expenses	704	139	99

Loss from operations	(618)	(48)	(9)
Interest income, net	30	4	1

Net loss	(588)%	(44)%	(8)%

Cost of software license revenue, as a percentage of software license revenue	2%	4%	4%

Cost of service revenue, as a percentage of service revenue	242%	87%	40%

Comparison of Fiscal Years Ended June 30, 1998 and 1999

         Our total revenue increased from $7.1 million in fiscal 1998, to $21.6 million in fiscal 1999, representing growth of 205%. During this same period, our software license revenue increased from $6.6 million to $18.4 million, representing growth of 179%. These increases were due primarily to increases in the number of software licenses sold, reflecting increased acceptance of our AppManager products and expansion of our field and inside sales organizations and our third-party channel partners. Service revenue increased from $467,000 in fiscal 1998 to $3.1 million in fiscal 1999, representing growth of 562%. This increase was due primarily to maintenance fees associated with new software licenses. Service revenue increased as a percentage of total revenue due to the compounding effect of our base of installed licenses and due to a significant majority of our early customers renewing their maintenance service agreements.

     Cost of Revenue

         Cost of Software License Revenue.  Our cost of software license revenue includes the costs associated with software packaging, documentation, such as user manuals and CDs, and production, as well as non-employee commissions and royalties. Our cost of software license revenue has increased from $235,000, or 4% of software license revenue, in fiscal 1998, to $755,000, or 4% of software license revenue, in fiscal 1999. The increase in absolute dollar amount was due principally to increases in software license revenue.

         Cost of Service Revenue.   Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic and on-site maintenance services and consulting services. Costs associated with training activities consist principally of allocated labor and departmental expenses as well as training materials. Cost of service revenue was $407,000 and $1,260,000 in fiscal 1998 and fiscal 1999, respectively, representing 87% and 40% of related service revenue. The increase in dollar amount of cost of service revenue is primarily attributable to the growth in our installed customer base. Cost of service revenue as a percent of service revenue declined due primarily to economies of scale achieved as our revenue and installed base have grown. We expect service revenue to increase as a percentage of total revenue as our installed license base grows and, as a consequence, our cost of service revenue to increase in absolute dollars and as a percentage of total revenue.

     Operating Expenses

         Sales and Marketing.   Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, as well as expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows and lead generation activities. Sales and marketing expenses increased from $5.7 million in fiscal 1998, to $11.7 million in fiscal 1999. This increase in dollar amount was due primarily to the hiring of additional field sales, inside sales and marketing personnel, which increased from 34 people to 66 people at the end of each year, and expanding our sales infrastructure and third-party channel partners, as well as higher commissions. Sales and marketing expenses represented 81% and 54% of total revenue for fiscal 1998 and fiscal 1999, respectively. The decline in sales and marketing expenses as a percentage of total revenue was principally the result of economies of scale resulting from the increased number of sales transactions, including follow-on sales to existing customers, as well as the allocation of marketing expenses over a substantially increased revenue base. We expect to continue hiring additional sales and marketing personnel and to increase promotion, advertising and other marketing expenditures in the future. Accordingly, we expect sales and marketing expenses will increase in absolute dollars in future periods.

         Research and Development.   Our research and development expenses consist primarily of salaries and other personnel-related costs, as well as facilities costs, consulting fees and depreciation. These expenses increased from $2.2 million, or 31% of total revenue, in fiscal 1998, to $4.3 million, or 20%, of total revenue in fiscal 1999. This increase in dollar amount resulted principally from increases in engineering and technical writing personnel, which increased from 30 people to 43 people at the end of each year, together with increases in facility costs relating to our new facility which we leased in July 1998. The decline in research and development expenses as a percentage of total revenue was due to the growth in total revenue. To date, all research and development costs have been expensed as incurred in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 as our current software development process is essentially completed concurrent with the establishment of technological feasibility. We expect to continue to devote substantial resources to product development such that research and development expenses will increase in absolute dollars in future periods and may increase slightly in the near future as a percentage of total revenue as a result of expenses related to a third party development effort which will be incurred primarily over the next several quarters.

         General and Administrative.   Our general and administrative expenses consist primarily of personnel costs for finance and administration, information systems and human resources, as well as professional services expenses such as legal and accounting, and provision for doubtful accounts. General and administrative expenses increased from $1.6 million in fiscal 1998, to $3.0 million in fiscal 1999, representing 23% and 14% of total revenues, respectively. The increase in dollar amount was due primarily to increased staffing necessary to manage and support our growth. General and administrative personnel increased from 8 people at June 30, 1998, to 14 people at June 30, 1999. Legal expenses have been a significant cost in both periods, amounting to $762,000 and $966,000 for fiscal 1998 and fiscal 1999, respectively. These legal costs have principally been due to the Compuware litigation, for which a settlement was reached in January 1999 and final documentation was entered into and the claims dismissed in March 1999. In addition, occupancy costs charged to general and administrative expense increased by $705,000 during the year as a result of the lease of our new facility in July 1998. The decrease in general and administrative expense as a percentage of total revenue was due primarily to the growth in total revenue. We believe that our general and administrative expenses will increase in absolute dollars as we expand our administrative staff, add new financial and accounting software systems, and incur additional costs related to being a public company, such as expenses related to directors’ and officers’ liability insurance, investor relations and stock administration programs and increased professional fees.

         Stock-Based Compensation.   During fiscal 1998 and fiscal 1999, we recorded deferred stock-based compensation of $1.2 million and $3.0 million, respectively, relating to stock option grants to employees and non-employees. These amounts are being amortized over the vesting periods of the granted options, which is generally four years for employees. During fiscal 1998 and fiscal 1999, we recognized stock-based compensation expense of $250,000 and $1.9 million, respectively. At June 30, 1999, total deferred stock-based compensation was $2.1 million. We expect to amortize up to approximately $200,000 of deferred stock-based compensation each quarter through June 30, 2003.

         Settlement of Litigation.   During fiscal 1999 we recorded $364,000 of expenses associated with the settlement of litigation with Compuware. The expense relates to the warrants that were exercised in connection with our initial public offering of our common stock on July 29, 1999, at a discount to the public offering price.

         Interest Income, Net.   Interest income, net, represents interest income earned on our cash and cash equivalent balances and interest expense on our equipment loans and loan subordinated to our bank line of credit. For fiscal 1998 and fiscal 1999, interest and other income, net, was $262,000 and $108,000, respectively. The decline in interest income, net is the result primarily of lower cash and cash equivalent balances in fiscal 1999, coupled with interest on the $5.0 million subordinated debt, commencing in the quarter ended March 31, 1999. The subordinated loan plus accrued interest was repaid subsequent to the closing of our initial public offering.

         Income Taxes.   We incurred net operating losses in fiscal 1998 and fiscal 1999, and consequently paid no federal, state or foreign income taxes.

Comparison of Fiscal Years Ended June 30, 1997 and 1998

         The trends discussed in the comparisons of operating results for fiscal 1998 and fiscal 1999, generally apply to the comparison of results of operation for fiscal 1997 and 1998, except for differences discussed below.

     Revenue

         We began selling software licenses for the AppManager Suite in February 1997, and our software license revenue increased from $369,000 in fiscal 1997 to $6.6 million in fiscal 1998. Service revenue increased from $19,000 in fiscal 1997 to $467,000 in fiscal 1998, principally from increases in new customer licenses.

     Cost of Revenue

         Cost of Software License Revenue.  Our cost of software license revenue increased from $9,000, or 2% of software license revenue, in fiscal 1997 to $235,000, or 4% of software license revenue, in fiscal 1998. The increase in absolute dollar amount was due principally to increases in the number of software licenses sold, while the percentage increase was due principally to an increase in our reserve for product returns by $50,000 in fiscal 1998.

         Cost of Service Revenue.   Our cost of service revenue increased from $46,000 in fiscal 1997 to $407,000 in fiscal 1998. These costs amounted to 242% and 87% of service revenue, respectively. The decline in cost of service revenue as a percentage of service revenue was due primarily to economies of scale achieved as our revenue and installed base have grown.

     Operating Expenses

         Sales and Marketing.   Our sales and marketing expenses increased $1.2 million in fiscal 1997 to $5.7 million in fiscal 1998. The increase reflects the hiring of additional sales and marketing personnel in connection with the building of our direct, reseller and original equipment manufacturer channels, and higher commissions associated with increased sales volume. Our personnel in sales and marketing increased from nine at June 30, 1997, to 34 at June 30, 1998. Sales and marketing expenses accounted for 319% of total revenue in fiscal 1997 and 81% of total revenue in fiscal 1998. The decrease as a percentage of total revenue was due primarily to growth in our total revenue.

         Research and Development.   Research and development expenses increased from $1.0 million in fiscal 1997, to $2.2 million in fiscal 1998. The increase in each of these periods was due primarily to increases in personnel in each period. Our personnel in research and development increased from 14 at June 30, 1997, to 30 at June 30, 1998. Research and development expenses accounted for 259% of total revenue in fiscal 1997 and 31% of total revenue in fiscal 1998. The decrease as a percentage of total revenue was due primarily to growth in our total revenue.

         General and Administrative.   General and administrative expenses increased from $479,000 in fiscal 1997 to $1.6 million in fiscal 1998. These costs, which represented 123% of total revenue in fiscal 1997 and 23% of total revenue in 1998, were the result of increases in personnel, facility-related costs and legal expenses. Our personnel in general and administrative positions increased from two at June 30, 1997, to eight at June 30, 1998. Legal expenses were $186,000 in fiscal 1997 and $762,000 in fiscal 1998, and related principally to the Compuware litigation that commenced in September 1996 for which a settlement was reached in January 1999 and final documentation was entered into and the claims dismissed in March 1999. The decrease as a percentage of total revenue was the result of growth in our total revenue.

         Stock-Based Compensation.   In fiscal 1998, we recorded deferred stock-based compensation of $1.2 million in connection with stock option grants and amortized $250,000 of this amount as an expense for that year.

         Interest Income, Net.   We recognized interest income, net, of $116,000 and $262,000 in fiscal 1997 and fiscal 1998, respectively. These amounts are the result of investments made out of cash balances in excess of operating requirements, which resulted from our two preferred stock financings in September 1995 and May 1997.

         Income Taxes.   We incurred net operating losses in fiscal 1997 and fiscal 1998, and consequently paid no significant amounts for federal, state or foreign income taxes.

Effects of Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board, or FASB, issued SFAS No. 130, Reporting Comprehensive Income, which requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information , which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. Our comprehensive loss was equal to our net loss for all periods presented. We currently operate in one reportable segment under SFAS No. 131.

         In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for us in fiscal 2001. Although we have not fully assessed the implications of SFAS No. 133, we do not believe that adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

         In December 1998, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 98-9 which provides certain amendments to SOP 97-2 Software Revenue Recognition , and is effective for our fiscal year beginning July 1, 1999. We do not believe that adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

         We have funded our operations to date primarily through private sales of preferred equity securities, totaling $11.0 million and, to a lesser extent, through capital equipment leases and sales of common stock and option exercises. As of June 30, 1999, we had $9.6 million in cash and cash equivalents, including $5.0 million from the proceeds of our loan from Compuware in March 1999.

         Our operating activities resulted in net cash outflows of $2.0 million and $3.9 million in fiscal 1997 and fiscal 1998, respectively, and cash inflows of $2.0 million in fiscal 1999. Sources of cash during these periods were principally from increases in deferred revenue, accrued compensation and other liabilities. Uses of cash in these periods were principally from net losses and increases in accounts receivable and prepaid expenses.

         Our investing activities, after excluding the purchase and maturity of temporary cash investments in fiscal 1997, resulted in net cash outflows, principally related to the acquisition of capital assets, of $238,000, $529,000 and $1,353,000 in the fiscal 1997, fiscal 1998, and fiscal 1999, respectively.

         Financing activities provided cash of $7.9 million in fiscal 1997, principally related to the proceeds from the issuance of preferred stock. Financing activities provided cash of $13,000 in fiscal 1998 from the exercises of stock options. Financing activities provided cash of $5.6 million in fiscal 1999, principally from the proceeds of the $5.0 million loan from Compuware, proceeds from our bank credit facility and the exercises of stock options.

         As of June 30, 1999, our principal commitments consisted of the $5.0 million loan from Compuware, $349,000 of advances under our bank credit facility for equipment purchases, and $3.3 million in accounts payable, accrued compensation and other accrued liabilities. The Compuware loan and interest thereon were repaid upon completion of our initial public offering effective July 29, 1999, by a cash payment of approximately $1.8 million and the forgiveness of approximately $3.3 million in connection with the exercise of the warrant issued to Compuware in connection with the settlement of litigation. Advances under our bank credit facility for equipment purchases were repaid in August 1999.

         Deferred revenue consists principally of the unrecognized portion of revenue received under maintenance service agreements. These amounts are recognized ratably over the term of the service agreement. Deferred revenue was $3.9 million at June 30, 1999.

         We believe that the net proceeds from our initial public offering, together with our cash balances and cash flow generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for the next 12 months. Thereafter, we may require additional funds to support our working capital requirements, or for other purposes, and may seek to raise such additional funds through public or private equity financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products or technologies. We have no current plans, agreements or commitments, and are not currently engaged in any negotiations with respect to any such transaction.

Year 2000 Compliance

     Background of Year 2000 Issues

         Many currently-installed computer and communications systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates. This situation could result in system failures or miscalculations causing disruptions, in the operations of any business, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies ’ software and computer and communications systems may need to be upgraded or replaced to comply with such “year 2000” requirements.

     Our Products

         In the ordinary course of our business, we test and evaluate our software products. We believe that our AppManager Suite is year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000, will not materially affect the performance of such software products or the ability of such products to correctly create, store, process and output information of data involving dates. However, we may learn that some modules do not contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. In addition, in the majority of our larger contracts with customers, we have warranted that the use or occurrence of dates on or after January 1, 2000, will not adversely affect the performance of our products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data. If any of our licensees experience year 2000 problems as a result of their use of our software products, those licensees could assert claims for damages. Many of our licensing agreements provide that if our products do not perform to their specifications, we will correct such problems or issue replacement software. If these corrective measures fail, we may refund the license fee associated with the non-performing product. To date we have not received any year 2000 related claims on our software products.

     Our State of Readiness

         Our business depends on the operation of numerous systems that could potentially be impacted by year 2000 related problems. The systems include:

•	computer and communications hardware and software systems used to deliver our software enabling keys and allow our customers and employees to download product, documentation and Knowledge Scripts

•	computer and communications hardware and software systems used internally in the management of our business

•	communications networks such as the Internet and private intranets

•	the internal systems of our customers and suppliers

•	non-information technology systems and services we use to manage our business, such as telephone, security and building management systems.

         Based on an analysis of all systems potentially impacted by conducting business in the year 2000 and beyond, we have pursued a phased approach to making such systems and our operations ready for the year 2000. Beyond awareness of the issues and scope of systems involved, the phases of activities included:

•	an assessment of specific underlying computer and communications systems, programs and hardware

•	remediation or replacement of year 2000 non-compliant technology

•	validation and testing of technologically-compliant year 2000 solutions

•	implementation of year 2000 compliant systems.

         As of the date of this report, all of our systems have been upgraded or replaced, as appropriate and validation and testing have been completed.

         We have obtained assurances from a majority of the providers of our internal production computer systems, including Compaq, Dell, Hewlett-Packard, IBM and Micron, that our computer systems are year 2000 compliant. These production computers run on the Microsoft Windows NT Server 4.0 operating system, and in accordance with Microsoft’s instructions a corrective release has been implemented to ensure that this operating system is year 2000 compliant. We have also obtained assurances from a majority of the providers of our significant software applications such as Microsoft Exchange Server 5.5 and Microsoft SQL Server 6.5, that these applications are year 2000 compliant. We have also received assurances from the provider of our new accounting system software, that this software is year 2000 compliant.

         Our network routers are manufactured by Cisco Systems. We have replaced non-compliant series routers with compliant series routers. We have received assurances from our third party vendors that our other networking equipment is year 2000 compliant and that our remote access equipment, such as our Lucent InterNetworking Systems, is year 2000 compliant.

         We have also received assurances from our third party vendors that our telephone system, voicemail system and Cardkey building security system are year 2000 compliant.

     Costs to Address Year 2000 Issues

         To date, we have not incurred any material costs directly associated with our year 2000 compliance efforts, except for compensation expense associated with our salaried employees who have devoted some of their time to our year 2000 assessment and remediation efforts. We do not expect the total cost of year 2000 problems to be material to our business, financial condition and operating results. We would have incurred the replacement cost of non-information technology systems regardless of the year 2000 issue due to technology obsolescence and our growth. We have and will continue to expense all costs arising from year 2000 issues, funding them from working capital.

         We do not believe that future expenditures to upgrade internal systems and applications will materially harm our business. In addition, although we do not know the potential costs of redeployment of personnel and any delays in implementing other projects, we anticipate the costs to be immaterial and we expect minimal adverse impact to the business.

     Contingency Plans

         We have not yet developed a contingency plan for handling year 2000 problems that are not detected and corrected prior to their occurrence. Upon completion of testing and implementation activities, we will be able to assess areas requiring contingency planning, and we expect to institute appropriate contingency planning at that time. Any failure to address any unforeseen year 2000 issue could harm our business.

     Customers’ Purchasing Patterns

         Prior to the end of 1999 and continuing into 2000, there is likely to be an increased customer focus on addressing year 2000 compliance issues. Some customers have indicated to us that they will delay deployment of new software, including new versions and product updates, at various times over the next six to nine months to avoid the possibility of introducing or encountering any new year 2000 problems. There is a risk that existing or potential customers may also choose to defer new software product purchases as a result of year 2000 concerns. Moreover, customers may reallocate capital expenditures or personnel in order to fix year 2000 problems of existing systems instead of purchasing new software. If customers defer purchases or reallocate capital expenditures and personnel, it could materially adversely affect our business, future quarterly and annual operating results and financial condition. In addition, year 2000 compliance issues also could cause a significant number of companies, including our current customers, to reevaluate their current system needs and, as a result, consider switching to other systems and suppliers.

Factors That May Affect Future Results

         The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements about our plans, objectives, expectations and intentions. Forward-looking statements include: statements regarding future products or product development; statements regarding future research and development spending and our product development strategy; statements regarding the levels of international sales; statements regarding future expenditures; statements regarding Year 2000 compliance costs; and statements regarding current or future acquisitions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in “Factors That May Affect Operating Results” under “Management ’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in, or incorporated by reference into, this report.

         We have a history of losses, we expect to incur losses in the future and we may not ever become profitable.

         We were founded in June 1995, and our limited operating history makes it difficult to forecast our future operating results. We have not been profitable in any year since inception, and we incurred net losses of $0.9 million for the period from inception through June 30, 1996, $2.3 million for fiscal 1997, $3.1 million for fiscal 1998 and $1.6 million in fiscal 1999. As of June 30, 1999, we had an accumulated deficit of $7.9 million. We expect to continue to incur net losses in the near future and possibly longer. We anticipate that our expenses will increase substantially in the foreseeable future as we continue to develop our technology, expand our distribution channels and increase our sales and marketing activities. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If we fail to increase our revenues to keep pace with our expenses, we will continue to incur losses. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis. For more detailed information regarding our operating results and financial condition, please see “Selected Consolidated Financial Data” on page 12 of this report.

         Our revenue may not continue to grow at the same rate in the future as it has in the past.

         Although our revenue has grown substantially in recent years, we do not expect our revenue to grow at such a rapid rate in the future, and our revenue could in fact decline. Our total revenue has grown from $0.4 million in fiscal 1997 to $7.1 million in fiscal 1998 to $21.6 million in fiscal 1999. This growth rate reflects the relatively recent introduction of our AppManager product suite in the U.S. and abroad. As our business matures, it is unlikely that our revenue will continue to grow at the same rapid pace as it has since we introduced AppManager in 1997. If our revenue does not increase at or above the rate analysts expect, the trading price for our common stock may decline. We believe that our future growth rates will depend on our ability to expand our penetration of our existing markets, which will require significant expenses that we may not have sufficient resources to undertake.

         Unanticipated fluctuations in our annual operating results due to such factors as change in the demand for AppManager and changes in the market for Windows NT and related products could affect our stock price.

         We believe that year-to-year comparisons of our financial results are not necessarily meaningful indicators of our future operating results, and you should not rely on them as an indication of our future performance. If our annual operating results fail to meet the expectations of analysts, the trading price of our common stock could be negatively affected. Our annual operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors described below and elsewhere in this report, including many that are beyond our control. These factors include:

•	Changes in demand for AppManager or for applications management software solutions generally, including any changes in customer purchasing patterns relating to year 2000 concerns

•	Changes in demand for Windows NT-based systems and applications

•	Increased competition in general and any changes in our pricing policies that may result from increased competitive pressures

•	Varying budgeting cycles of our customers and potential customers

•	Varying size, timing and contractual terms of enterprise-wide orders for our products

•	Our ability to develop and introduce on a timely basis new or enhanced versions of our products

•	Potential downturns in our customers’ businesses, in the domestic or international economies

•	Changes in the mix of revenue attributable to domestic and international sales

•	Software defects and other product quality problems

•	Changes in the mix of revenue attributable to higher-margin software license revenue as opposed to substantially lower-margin service revenue

         If a large number of the orders that are typically booked at the end of a quarter are not booked, our net income and revenue for that quarter could be substantially reduced.

         A majority of our software license revenue in any quarter depends on orders booked and shipped in the last month, weeks or days of that quarter. At the end of each quarter, we typically have either minimal or no backlog of orders for the subsequent quarter. If a large number of orders or any large, enterprise-wide orders are not placed or are deferred, our net income and revenue in that quarter could be substantially reduced.

         If customers that are delaying introducing new software products to their computing environments to avoid potential year 2000 problems also delay purchases of our software, our revenue will be lower.

         Prior to the end of 1999 and continuing into 2000, there is likely to be an increased customer focus on addressing year 2000 compliance issues. Some customers have indicated to us that they will delay deployment of new software, including new versions and product updates, at various times over the next six to nine months to avoid the possibility of introducing or encountering any new year 2000 problems. There is a risk that existing or potential customers may also choose to defer new software product purchases as a result of year 2000 concerns. Moreover, customers may reallocate capital expenditures or personnel in order to fix year 2000 problems of existing systems instead of purchasing new software. If customers defer purchases or reallocate capital expenditures and personnel, it could lower our product sales and service revenue. In addition, year 2000 compliance issues also could cause a significant number of companies, including our current customers, to reevaluate their current system needs and, as a result, consider switching to other systems and suppliers.

         New product introductions and pricing strategies by our competitors could adversely affect our ability to sell our products or could result in pressure to price our products in a manner that reduces our margins.

         We may not be able to compete successfully against our competitors and this could impair our ability to sell our products. The market for applications management software to help optimize the performance availability of Windows NT-based systems and applications is new, rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. New products for this market are frequently introduced and existing products are continually enhanced. Competition may also result in changes in pricing policies by us or our competitors which could hurt our ability to sell our products and could adversely affect our profits. Many of our current competitors have greater financial, technical, marketing, professional services and other resources than we do. For example, the annual revenue of each of our major competitors, including IBM, Computer Associates and BMC, approximates or exceeds $1 billion. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products than we can. Many of these companies have an extensive customer base and broad customer relationships, including relationships with many of our current and potential customers. If we are unable to respond as quickly or effectively to changes in customer requirements as our competition, our ability to grow our business and sell our products will be negatively affected.

         New competitors could emerge and this could impair our ability to grow our business and sell our products.

         We may face competition in the future from established companies who have not previously entered the market for applications management software for optimizing the performance and availability of Windows NT-based systems and applications as well as from emerging companies. Barriers to entry in the software market are relatively low. Established companies may not only develop their own Windows NT-based applications management solutions, but they may also acquire or establish cooperative relationships with our current competitors. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. If those future competitors are successful, we are likely to lose market share and our revenue would likely decline.

         We may face competition from Microsoft in the future. Microsoft may enter the market for managing the performance and availability of Windows NT-based systems and applications in the future. This could materially adversely affect our competitive position and hurt our ability to sell our products. As part of its competitive strategy, Microsoft could bundle applications management software with its Windows NT operating system software, which could discourage potential customers from purchasing our products. Even if the standard features of future Microsoft operating system software were more limited than those of our AppManager products, a significant number of customers or potential customers might elect to accept more limited functionality in lieu of purchasing additional software. Moreover, competitive pressures resulting from this type of bundling could lead to price reductions for our products which would reduce our profit margins.

         Potential third party competition may create bundling or compatibility issues and adversely affect our ability to sell our products. In addition to Microsoft, other potential competitors may bundle their products or incorporate applications management software for optimizing the performance availability of Windows NT-based systems and applications into existing products, including for promotional purposes. In addition, our ability to sell our products will depend, in part, on the compatibility of our products with other third party products, such as messaging, Internet and database applications. Some of these third party software developers may change their products so that they will no longer be compatible with our products. If our competitors bundled their products in this manner or made their products incompatible with ours, this could materially adversely affect our ability to sell our products and could lead to price reductions for our products which could reduce our profit margins.

         We will need to expand our distribution channels in order to develop our business and increase revenue.

         Our ability to sell our products in new markets and to increase our share of existing markets will be impaired if we fail to significantly expand our distribution channels. Our sales strategy requires that we establish multiple indirect marketing channels in the United States and internationally through value added resellers, systems integrators and distributors and original equipment manufacturers, and that we increase the number of customers licensing our products through these channels. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost-effective customer support and service. If they are unable to do so, this could harm our ability to increase revenue.

         We will need to expand our relationship with Tech Data and develop relationships with other distributors to increase sales of our products.

         Our domestic resellers order our products through Tech Data Corporation, which is currently our sole U.S. distributor. We intend to add additional U.S. and international distributors, but may not be able to do so and may not be able to maintain our existing relationship with Tech Data. Sales of our AppManager products through Tech Data accounted for approximately $1,589,000, or 9%, of software license revenue for fiscal 1999. Our agreement with Tech Data is for successive one-year terms that expire each June, but is subject to automatic one year renewals unless either party provides a termination notice prior to the renewal date. Either party to the distribution agreement may terminate the contract upon 30 days written notice to the other party. Our current agreement with Tech Data does not prevent Tech Data from selling products of other companies, including those of our competitors, and does not require that Tech Data purchase minimum quantities of our products. Tech Data and any of our future distributors could give higher priority to the products of other companies than they give to our products. As a result, any significant reduction in sales volume through any of our current or future distribution partners could lower our revenue. In addition, sales through these channels generally have lower costs than direct sales and any significant decrease in sales through these channels could also lower our gross margins. Furthermore, our relationships with our distribution partners may not generate enough revenue to offset the significant resources used to develop these channels.

         We will need to expand our field sales and inside sales organizations to grow our business and increase sales of our products.

         Because we rely heavily on our field sales and inside sales organizations, any failure to expand those organizations could limit our ability to sell our products and expand our market share. We are planning to significantly expand our field sales efforts in the U.S. and internationally and we are investing, and plan to continue to invest, substantial resources in this expansion. Despite these efforts, we may experience difficulty in recruiting and retaining qualified field sales personnel. Concurrent with expanding our field sales efforts, we are also expanding our efforts to sell our products through inside sales personnel who, in addition to working with our third party channel partners, sell our AppManager products through telephone sales efforts to customers typically having fewer than 100 Windows NT servers and that are not served through our field sales efforts or third party channels.

         If the markets for Windows NT and applications management software for Windows NT-based systems and applications do not continue to develop as we anticipate, our ability to grow our business and sell our products will be adversely affected.

         Windows NT.     AppManager is designed to support Windows NT-based systems and applications and we expect our products to be dependent on the Windows NT market for the foreseeable future. If the market for Windows NT systems declines or develops more slowly than we currently anticipate, this would materially adversely affect our ability to grow our business, sell our products, and achieve and maintain profitability. Although the market for Windows NT has grown rapidly in recent periods, this growth may not continue at the same rate, or at all.

         Applications Management Software for Windows NT.    The market for applications management software for optimizing the performance and availability of Windows NT-based systems and applications may not develop or may grow more slowly than we anticipate and this could materially adversely affect our ability to grow our business, sell our products, and achieve and maintain profitability. The rate of acceptance of our AppManager products is dependent upon the increasing complexity of businesses’ Windows NT environments as these businesses deploy additional servers and applications using this operating system. Many companies have been addressing their applications management needs for Windows NT-based systems and applications internally and only recently have become aware of the benefits of third-party solutions, such as our AppManager products, as their needs have become more complex. Our future financial performance will depend in large part on the continued growth in the number of businesses adopting third party applications management software products and their deployment of these products on an enterprise-wide basis.

         The lengthy sales cycle for our products makes our revenues susceptible to fluctuations.

         The delay or failure to complete sales, especially large, enterprise-wide sales, in a particular quarter or calendar year could reduce our quarterly and annual revenue. We have traditionally focused sales of our products to workgroups and divisions of a customer, resulting in a sales cycle ranging between 90 and 180 days. The sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and internal acceptance procedures

•	concerns about the introduction or announcement of our or our competitors ’ new products, including product announcements by Microsoft relating to Windows NT

•	customer requests for product enhancements

         Increasingly, we are focusing more of our selling effort on products for the customer ’s entire enterprise. However, the sales cycle for these enterprise-wide sales typically can be significantly longer than the sales cycle for smaller-sized departmental sales. Enterprise-wide sales of our AppManager products require an extensive sales effort throughout a customer’s organization because decisions to license and deploy this type of software generally involve the evaluation of the software by many people, in various functional and geographic areas, each often having specific and conflicting requirements. This evaluation process often requires significant efforts to educate information technology decision-makers about the benefits of our products for the Windows NT environment.

         We have experienced significant growth in our business in recent periods and our ability to manage this growth and any future growth will affect our ability to achieve and maintain profitability.

         Our ability to achieve and maintain profitability will depend in part on our ability to implement and expand operational, customer support and financial control systems and to train and manage our employees. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. In addition, we will need to expand our facilities to accommodate the growth in our personnel. Any failure to manage growth could divert management attention from executing our business plan and hurt our ability to successfully expand our business. Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. We have grown from 14 employees at June 30, 1996 to 133 employees at June 30, 1999. We have also opened 10 field sales offices and have significantly expanded our operations. We are currently implementing new financial and accounting systems and to be successful, we will need to expand our other infrastructure programs, including implementing additional management information systems, improving our operating and administrative systems and controls, training new employees and maintaining close coordination among our executive, engineering, accounting, finance, marketing, sales, operations and customer support organizations. In addition, our growth has resulted, and any future growth will result, in increased responsibilities for management personnel. Managing this growth will require substantial resources that we may not have.

         We will need to recruit and retain additional qualified personnel to successfully grow our business.

         Our future success will also likely depend in large part on our ability to attract and retain experienced sales, research and development, marketing, technical assistance and management personnel. If we do not attract and retain such personnel, this could materially adversely affect our ability to grow our business. Competition for qualified personnel in the computer software industry is intense, particularly in the Silicon Valley, and in the past we have experienced difficulty in recruiting qualified personnel, especially technical and sales personnel. Moreover, we intend to expand the scope of our international operations and these plans will require us to attract experienced management, service, marketing, sales and customer support personnel for our international offices. We expect competition for qualified personnel to remain intense, and we may not succeed in attracting or retaining such personnel. In addition, new employees generally require substantial training in the use of our products, which in turn requires significant resources and management attention. There is a risk that even if we invest significant resources in attempting to attract, train and retain qualified personnel, we will not be successful in our efforts. Our costs of doing business would increase without the expected increase in revenues.

         Our relationships with Microsoft are important to our product development, marketing and sales efforts and any deterioration of these relationships could adversely affect our ability to develop, market and sell our products.

         Any deterioration of our relationships with Microsoft could materially adversely affect our competitive position and our ability to develop, market and sell our products. We do not have any agreements to ensure that our existing relationships with Microsoft will continue or expand. We rely on our participation in Microsoft’s testing and feedback programs to develop our technology and enhance the features and functionality of our software. Traditionally, Microsoft has not prohibited companies who develop software that supports Microsoft operating systems from participating in such programs. However, Microsoft may prohibit us from participating in such programs in the future for competitive or other reasons. Recently, Microsoft has permitted one of our engineers to work with its Windows NT development group at its Redmond, Washington headquarters. Microsoft also contracts for one of our engineers to provide support for Microsoft’s use of our products. Additionally, we participate in joint marketing programs with Microsoft and count Microsoft as one of our significant customers. Microsoft is also currently distributing our AppManager WBEM product with its Windows 2000 operating server test version release. However, Microsoft is under no obligation to continue to distribute this product in the future, nor is Microsoft obligated to continue to work with our engineers.

         If we are unable to successfully expand our international operations, this could adversely affect our ability to grow our business.

         We intend to expand the scope of our international operations and currently have field offices in London, Munich, Sydney and Tokyo. If we are unable to expand our international operations successfully and in a timely manner, this could materially adversely affect our ability to increase revenue. Our continued growth and profitability will require continued expansion of our international operations, particularly in Europe and the Asia-Pacific region. We have only limited experience in developing, marketing, selling and supporting our products internationally and may not succeed in expanding our international operations.

         The success of our international operations is dependent upon many factors which could adversely affect our ability to sell our products internationally and could affect our profitability.

         International sales represented approximately 10% of our total revenue in fiscal 1998 and approximately 20% of total revenue in fiscal 1999. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. The following factors may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally:

• Longer payment cycles
• Seasonal reductions in business activity during the summer months in Europe and other parts of the world
• Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries
• Difficulties in localizing our products for foreign markets

• Fluctuations in currency exchange rates
• Recessionary environments in foreign economies
• Problems in collecting accounts receivable
• Difficulties in staffing and managing international operations
• Limited or unfavorable intellectual property protection

         If we do not respond adequately to our industry ’s evolving technology standards or do not continue to meet the sophisticated needs of our customers, sales of our products may decline.

         Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging technologies, including technologies related to the development of the Windows NT operating system generally. If we do not enhance our products to meet these evolving needs, this could materially adversely affect our ability to remain competitive and sell our products. We will have to develop and introduce new products and enhancements to our existing AppManager products on a timely basis to keep pace with technological developments, evolving industry standards, changing customer requirements and competitive products that may render existing products and services obsolete. In addition, because our AppManager products are dependent upon Windows NT, we will need to continue to respond to technology advances in this operating system, including major revisions. Our position in the existing market for applications management software for optimizing performance and availability of Windows NT-based systems and applications could be eroded rapidly by product advances. Consequently, the life cycles of our products are difficult to estimate. We expect that our product development efforts will continue to require substantial investments that we may not have the resources to make.

         We may experience delays in developing our products that could adversely affect our ability to introduce new products, maintain our competitive position and grow our business.

         If we are unable, for technological or other reasons, to develop and introduce new and improved products in a timely manner, this could affect our ability to introduce new products, maintain our competitive position and grow our business and achieve and maintain profitability. We have experienced product development delays in new versions and update releases in the past and may experience similar or more significant product delays in the future. To date, none of these delays has materially affected our business. However, future delays may have a material adverse effect on our business. Difficulties in product development could delay or prevent the successful introduction or marketing of new or improved products or the delivery of new versions of our products to our customers.

         Our executive officers and other key personnel are critical to our business and they may not remain with NetIQ in the future which could hurt our ability to grow our business.

         Our success will depend to a significant extent on the continued service of our executive officers and other key employees, including key sales, consulting, technical and marketing personnel. If we lose the services of one or more of our executives or key employees, including if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with us, this could harm our business and could affect our ability to successfully implement our business objectives.

         Our future revenue is partially dependent upon our current customers licensing additional AppManager products.

         If our current customers do not purchase additional products, this would reduce our revenue. In order to increase software license revenue, our sales efforts target our existing customer base to expand these customers’ use of our AppManager products. Most of our current customers initially license a small portion of our products for pilot programs. Our customers may not license additional AppManager products and may not expand their use of our products. In addition, as we deploy new versions of our AppManager products or introduce new products, our current customers may not require the functionality of our new products and may not license these products. We also depend on our installed customer base for future revenue from maintenance renewal fees. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance and support fees. Our maintenance agreements are renewable annually at the option of our customers but there are no minimum payment obligations or obligations to license additional software.

         Errors in our products could result in significant costs to us and could impair our ability to sell our products.

         Because our software products are complex, they may contain errors, or “bugs,” that can be detected at any point in a product’s life cycle. These errors could materially adversely affect our reputation which could result in significant costs to us and could impair our ability to sell our products. The costs we may incur in correcting any product errors may be substantial and could decrease our profit margins. While we continually test our products for errors and work with customers through our customer support services to identify and correct bugs, errors in our products may be found in the future. Testing for errors is complicated in part because it is difficult to simulate the highly complex computing environments in which our customers use our products as well as because of the increased functionality of our product offerings. In the past, we have discovered errors in our products and have experienced delays in the shipment of our products during the period required to correct these errors. These delays have principally related to new versions and product update releases. To date, none of these delays has materially affected our business. However, product errors or delays in the future could be material. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. Moreover, because our products support Windows NT-based systems and applications, any software errors or bugs in the Windows NT operating server software or the systems and applications that our products manage may result in errors in the performance of our software.

         We may be subject to product liability claims that could result in significant costs to us.

         We may be subject to claims for damages related to product errors in the future. A material product liability claim could materially adversely affect our business because of the costs of defending against these types of lawsuits, diversion of key employees’ time and attention from the business and potential damage to our reputation. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. Some of our licensing agreements state that if our products fail to perform, we will correct or issue replacement software. Our standard license also states that we will not be liable for indirect or consequential damages caused by the failure of our products. Limitation of liability provisions like those in our license agreements, however, may not be effective under the laws of some jurisdictions if local laws treat those types of warranty exclusions as unenforceable. Although we have not experienced any product liability claims to date, the sale and support of our products involves the risk of such claims. In particular, issues relating to year 2000 compliance have increased awareness of the potential adverse effects of software defects and malfunctions.

         We have warranted to a majority of our major licensees that our products will be year 2000 compliant and any problems our products experience with year 2000 issues could result in third party claims. Potential problems may occur in our third party equipment or software, which could result in significant costs.

         If any of our licensees experience year 2000 problems as a result of their use of our AppManager products, they could assert claims for damages which, if successful, could result in us incurring significant costs to us that could lower our profit margins. While we currently believe that our software products are generally year 2000 compliant, we may learn that our software products do not contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. In addition, in a majority of our major software licenses, we have warranted that the use or occurrence of dates on or after January 1, 2000, will not adversely affect the performance of our products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data. In addition, we use third-party equipment and software that may not be year 2000 compliant. If this third-party equipment or software does not operate properly with regard to the year 2000, we may incur unexpected expenses to remedy any problems. Moreover, if our key systems, or a significant number of our systems, were to fail as a result of year 2000 problems, we could incur substantial costs and disruption of our business. For a more detailed description of our year 2000 preparedness assessment, see “Management ’s Discussion and Analysis of Financial Condition and Results of Operations—Year 2000 Compliance” on page 17 of this report.

If we fail to protect our intellectual property rights, competitors may be able to use our technology or trademarks and this could weaken our competitive position, reduce our revenue and increase costs.

         Our success is heavily dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights and prevent competitors from using our technology in their products. These laws and procedures provide only limited protection. We have applied for three patents relating to our engineering work. These three patents have been issued or approved for issuance. These patents may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Our ability to sell our products and prevent competitors from misappropriating our proprietary technology and trade names is dependent upon protecting our intellectual property. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to our proprietary information underlying our licensed applications. Additionally, our competitors may independently develop similar or superior technology. Policing unauthorized use of software is difficult and some foreign laws do not protect our proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could materially adversely affect our business, future operating results and financial condition.

While we have settled a claim that we infringed a third party’s intellectual property rights, third parties in the future for competitive or other reasons could assert that our products infringe their intellectual property rights. Such claims could injure our reputation and adversely affect our ability to sell our products.

         Third parties may claim that our current or future products infringe their proprietary rights and these claims, whether they have merit or not, could harm our business including by increasing our costs. We previously litigated a claim with Compuware alleging that we had infringed a third party’s intellectual property rights, and although this claim has been settled and no other claims of this nature are currently pending, any future claims could affect our relationships with existing customers and may prevent future customers from licensing our products. See “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 13 of this report for a further discussion of the Compuware litigation and settlement agreement. The intensely competitive nature of our industry and the important nature of technology to our competitors’ businesses may contribute to the likelihood of being subject to third party claims of this nature. Any such claims, with or without merit, could be time consuming, result in potentially significant litigation costs, including costs related to any damages we may owe resulting from such litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry grows and the functionality of products in different industry segments overlaps.

Seasonal trends in sales of our software products may affect our quarterly operating results.

         We expect to experience seasonality in sales of our software products in the future. These seasonal trends could materially affect our quarter-to-quarter operating results. Revenue and operating results in our quarter ending December 31 are sometimes higher than in our other quarters, because many customers make purchase decisions based on their calendar year-end budgeting requirements.

As our expanding international operations in Europe and the Asia-Pacific region are increasingly conducted in currencies other than the U.S. dollar, fluctuations in the value of foreign currencies could result in currency exchange losses.

         Currently, a majority of our international business is conducted in U.S. dollars. However, as we expand our international operations, we expect that our international business increasingly will be conducted in foreign currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar have caused, and we expect such fluctuation to increasingly cause, currency translation gains and losses. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. We may experience currency losses in the future. To date, we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

Because we license technology from Summit Software that helps AppManager run our applications management modules, any failure to maintain satisfactory licensing arrangements with this party could result in substantial costs to us.

         We license technology that helps AppManager run our applications management modules from Summit Software on a non-exclusive, worldwide basis. Our AppManager product modules for Windows NT, Windows NT Workstation and Super Console incorporate the Summit Software technology. Although our agreement allows us to continue to sell products using the Summit technology for a period of 24 months after the license terminates, our ability to sell our products could be adversely affected if we are not able to replace this technology on commercially reasonable terms. We license this technology on a year-to-year basis which is automatically renewed each August unless otherwise terminated. Our license for this technology is terminable by Summit upon 60 days notice in the event we breach our agreement with Summit, including our failure to pay royalty fees on a timely basis or any other material breach by us of the license agreement.

Provisions in our charter documents and in Delaware law may discourage potential acquisition bids for NetIQ and prevent changes in our management which our stockholders may favor.

         Provisions in our charter documents could discourage potential acquisition proposals and could delay or prevent a change in control transaction that our stockholders may favor. These provisions could have the effect of discouraging others from making tender offers for our shares, and as a result, these provisions may prevent the market price of our common stock from reflecting the effects of actual or rumored takeover attempts and may prevent stockholders from reselling their shares at or above the price at which they purchased their shares. These provisions may also prevent changes in our management that our stockholders may favor. Our charter documents do not permit stockholders to act by written consent, do not permit stockholders to call a stockholders meeting and provide for a classified board of directors, which means stockholders can only elect, or remove, a limited number of our directors in any given year. Furthermore, upon completion of the offering, our board of directors will have the authority to issue up to 5,000,000 shares of preferred stock in one or more series. Our board of directors can fix the price, rights, preferences, privileges and restrictions of such preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. In addition, Delaware law may inhibit potential acquisition bids for NetIQ. We are subject to the antitakeover provisions of Delaware law which regulate corporate acquisitions. Delaware law prevents certain Delaware corporations, including NetIQ, from engaging, under certain circumstances, in a “ business combination” with any “interested stockholder” for three years following the date that such stockholder became an interested stockholder.

The substantial number of shares that will be eligible for sale in the near future may adversely affect the market price for our common stock and may prevent stockholders from reselling their shares at or above the price at which they purchased their shares.

         Sales of a substantial number of shares of our common stock in the public market following this offering could materially adversely affect the market price for our common stock. As additional shares of our common stock become available for resale in the public markets, this could increase the supply for our common stock which could adversely affect the price of our common stock. This may prevent stockholders from reselling their shares at or above the price at which they purchased their shares. The number of shares of common stock available for sale in the public market is limited by restrictions under federal securities law and under agreements that our stockholders have entered into with the underwriters or with us.

Our investment of the proceeds from this offering may not yield a significant return.

         We will have broad discretion as to the use of the proceeds from this offering and we may not invest these proceeds to yield a significant return. Our primary purposes for this offering are to create a public market for our common stock and to raise working capital for general corporate purposes, and potential strategic investments or acquisitions. Until the need arises to use the proceeds, we plan to invest the net proceeds in investment grade, interest-bearing securities.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, short-term investments, trade accounts and contracts receivable, accounts payable, and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations, thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

         Principally our business is transacted in United States dollars. In fiscal 1999, 3% of our invoices were in currencies other than the United States dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in Australia, Germany, Japan, Singapore and the United Kingdom. We believe that a natural hedge exists, as local currency denominated revenues will substantially offset the local currency denominated operating expenses. The Company assesses the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of June 30, 1999, we had no hedging contracts outstanding.

         At June 30, 1999 we had $9.6 million in cash and cash equivalents, $5.0 million of short-term debt at a fixed interest rate of 6%, and $144,000 of short-term debt and $205,000 of long-term debt at variable interest rate. A hypothetical 10 percent increase or decrease in interest rate would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments. All short-term and long-term debt was paid off in August 1999.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our financial statements are set forth on pages 36 through 51 and the Schedule of Valuation and Qualifying Accounts is set forth on page 54, which follow Item 14.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information with respect to our executive officers and directors as of June 30, 1999.

Name	Age	Position
Ching-Fa Hwang	50	President, Chief Executive Officer and Director
James A. Barth	56	Vice President, Finance, Chief Financial Officer and Secretary
Her-Daw Che	50	Vice President, Engineering and Director
Thomas R. Kemp	33	Vice President, Marketing
Stephen M. Kendall	43	Vice President, Asia Pacific
Glenn S. Winokur	40	Vice President, Sales
Kuo-Wei (“Herbert”) Chang(1)(2)	37	Director
Louis C. Cole(2)	55	Director
Alan W. Kaufman(1)(2)	61	Director
Ying-Hon Wong	41	Director

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.

         Ching-Fa Hwang co-founded NetIQ in June 1995 and has served as our President and Chief Executive Officer and as a director since our inception. From June 1995 to March 1999, Mr. Hwang also served as our Chief Financial Officer. From September 1994 to June 1995, Mr. Hwang served as the Vice President of Research at Compuware, a developer of information systems software. From August 1993 to September 1994, Mr. Hwang served as the Vice President of Technical Services and General Manager at the EcoSystems Business Group of Compuware. In May 1991, Mr. Hwang co-founded EcoSystems Software, a client/server management software provider, and served as its Vice President of Engineering from its inception until its sale to Compuware in August 1993. Mr. Hwang holds a B.S. in electrical engineering from National Taiwan University and a M.S. in computer science from the University of Utah.

         James A. Barth has served as our Vice President, Finance, Chief Financial Officer and Secretary since March 1999. From November 1997 until March 1999, Mr. Barth served as the Vice President, Chief Financial Officer and Secretary of Interlink Computer Sciences, a developer of enterprise networking software designed for the IBM mainframe platform. From October 1994 to August 1997, Mr. Barth served as Executive Vice President, Chief Financial Officer and Secretary at MagiNet, a provider of interactive entertainment and information systems for hotels. From March 1994 to October 1994, he served as Vice President and Chief Financial Officer at ACC Microelectronics, a semiconductor company. From 1982 to March 1994, Mr. Barth served as Vice President, Chief Financial Officer and Secretary at Rational Software, a developer of object-oriented software engineering tools. Mr. Barth holds a B.S. in business administration from the University of California at Los Angeles and is a certified public accountant.

         Her-Daw Che co-founded NetIQ and has served as our Vice President, Engineering and as a director since November 1995. From September 1993 to July 1995, Mr. Che served as the Director of Engineering of the EcoSystems Business Group at Compuware. Mr. Che co-founded EcoSystems and served as its Director of Engineering from its inception until its sale to Compuware. Mr. Che holds a B.S. in electrical engineering from National Taiwan University and an M.S. in computer science and a Ph.D. in computer science from the University of Pennsylvania.

         Thomas R. Kemp has served as our Vice President, Marketing since May 1997. From January 1996 to April 1997, Mr. Kemp served as our Director of Products. From April 1995 to November 1995, Mr. Kemp served as a Director of Product Management at Compuware and from August 1993 to March 1995, he served as a Manager of Systems Engineers at Compuware. From July 1992 to July 1993, Mr. Kemp served as a Manager of System Engineers at EcoSystems until its sale to Compuware. Prior to July 1992, Mr. Kemp held various consulting and marketing positions at Oracle Corporation, a database management company. Mr. Kemp holds a B.S. in computer science and history from the University of Michigan.

         Glenn S. Winokur has served as our Vice President, Sales since May 1997. From May 1996 to April 1997, Mr. Winokur served as our Director of Sales. From March 1994 to May 1996, Mr. Winokur served as a Regional Sales Manager at Compuware. Mr. Winokur has a B.S. in business administration and marketing from the University of Illinois.

         Stephen M. Kendall has served as our Vice President, Asia Pacific since September 1997. From March 1997 to August 1997, Mr. Kendall served as a Vice President at Commerce Direct International. From December 1993 to January 1997, Mr. Kendall served as the Vice President of Sales, Asia Pacific at Cheyenne Software, a provider of storage management, security and communications software products. Mr. Kendall has a B.A. in Asian studies from Cornell University and a M.B.A. from the Institût Européen d’Administration des Affaires in Fontainebleau, France.

         Kuo-Wei (“Herbert”) Chang has been a director since May 1997. Since April 1996, Mr. Chang has been the president of InveStar Capital, Inc., a technology venture capital management firm based in Taiwan. From July 1994 to March 1996, Mr. Chang was a Senior Vice President at the WK Technology Fund, a technology venture capital management firm based in Taiwan. From July 1992 to June 1994, Mr. Chang served as the Vice President of Sales and Marketing at DynaLab, a developer of electronic document solutions. Mr. Chang holds a B.S. in geology from National Taiwan University and a M.B.A. from National Chiao-Tung University in Taiwan.

         Louis C. Cole has been a director since September 1998. Since June 1989, Mr. Cole has been President, Chief Executive Officer and a director of Legato Systems, which develops, markets and supports network storage management software products. Since April 1995, Mr. Cole has also served as Chairman of the Board of Legato. Mr. Cole also serves as a director of Inference, a provider of enterprise customer relationship management software, and Rogue Wave Software, a provider of object-oriented software parts and related tools software. Mr. Cole holds a B.S. in mathematics and education from Pennsylvania State University at Edinboro.

         Alan W. Kaufman has been a director since August 1997. Since August 1997, Mr. Kaufman has served as a director of QueryObject Systems, which develops and markets proprietary business intelligence software, and he has served as Chairman of the Board of QueryObject since March 1998. Mr. Kaufman was President and Chief Executive Officer of QueryObject from October 1997 to December 1998. From December 1996 to October 1997, Mr. Kaufman was an independent consultant. From April 1985 to December 1996, Mr. Kaufman held various positions at Cheyenne Software, including most recently as Executive Vice President of Worldwide Sales. Mr. Kaufman is also a director of Global Telecommunication Solutions, a provider of prepaid phone cards. Mr. Kaufman holds a B.S. in electrical engineering from Tufts University.

         Ying-Hon Wong co-founded NetIQ in June 1995 and has served as a director since our inception. Since January 1991, Mr. Wong has been a General Partner of Wongfratris Investment Company, a venture investment firm. Mr. Wong holds a B.S. in electrical engineering and industrial engineering from Northwestern University and a M.B.A. from the Wharton School of Business at the University of Pennsylvania.

ITEM 11.     EXECUTIVE COMPENSATION

         The information required by this item is included under the caption “Executive Compensation” and “Stock Option Grants and Exercises” in our Proxy Statement to be filed in connection with our 1999 annual meeting of stockholders and is incorporated by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management ” in our Proxy Statement to be filed in connection with our 1999 annual meeting of stockholders and is incorporated by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is included under the caption “Certain Relationships and Related Transactions” in our Proxy Statement to be filed in connection with our 1999 annual meeting of stockholders and is incorporated by reference.
PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

         1.     Financial Statements.    The following financial statements of the Company and the Report of Deloitte & Touche LLP, Independent Auditors, are included in this Report on the pages indicated:

         2.     Financial Statement Schedules.     The following financial statement schedule of the Company for the years ended June 30, 1997, 1998 and 1999 is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

Schedule	Title	Page
II	Valuation and Qualifying Accounts	54

         Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

         3.     Exhibits.

Exhibit Number			Description
3.1A	(b)		Restated Certificate of Incorporation of NetIQ currently in effect

3.2B	(b)		Bylaws of NetIQ currently in effect

4.1	(b)		Specimen Common Stock Certificate

4.2	(b)		Registration Rights Agreement, dated May 14, 1997, by and among NetIQ and certain NetIQ stockholders identified therein

10.1	(b)		Form of Indemnification Agreement between NetIQ and each of its directors and executive officers

10.2	(b)		Form of Change of Control Severance Agreements between NetIQ and each of its executive officers

10.3A	(b	)	Amended and Restated 1995 Stock Plan

10.3B	(b)		Form of Stock Option Agreement under the Amended and Restated Stock Plan

10.3C	(b)		Form of Director Option Agreement under the 1995 Amended and Restated Stock Plan

10.4A	(b	)	1999 Employee Stock Purchase Plan

10.4B	(b)		Form of Subscription Agreement under the 1999 Employee Stock Purchase Plan

10.5A	(b)*		BasicScript License Agreement, dated August 27, 1996, between NetIQ and Henneberry Hill Technologies Corporation doing business as Summit Software Company

10.5B	(b)		Amendment, dated May 21, 1999, to the BasicScript License Agreement between NetIQ and Henneberry Hill Technologies Corporation doing business as Summit Software Company

10.6	(b)*		Software Distribution Agreement, dated June 23, 1998, between NetIQ and Tech Data Product Management, Inc.

Exhibit Number			Description
10.7	(b)		Agreement of Sublease, dated July 31, 1998, between NetIQ and AMP Incorporated

10.8	(b)		Confidential Settlement Agreement, dated March 10, 1999, by and between Compuware Corporation, NetIQ Corporation, and the individuals named therein

21	(b	)	List of subsidiaries

24.1	(a	)	Power of Attorney (see page 52)

27.1	(a	)	Financial Data Schedule

(a)	Filed herewith.

(b)
Incorporated by reference to the exhibit bearing the same number filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-79373), which the Securities and Exchange Commission declared effective on July 29, 1999.

*	Subject to Confidential Treatment

(b) Reports on Form 8-K: Not applicable.
INDEPENDENT AUDITORS ’ REPORT

To the Board of Directors and Stockholders of NetIQ Corporation:

         We have audited the accompanying consolidated balance sheets of NetIQ Corporation and subsidiaries (the Company) as of June 30, 1998 and 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company ’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NetIQ Corporation and subsidiaries as of June 30, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

San Jose, California
July 9, 1999
(August 4, 1999 as to Note 13)

NetIQ CORPORATION

CONSOLIDATED BALANCE SHEETS
June 30, 1998 and 1999
(In thousands, except share and per share amounts)

	1998	1999
ASSETS

Current assets:
Cash and cash equivalents	$3,358	$9,634
Accounts receivable, net of allowance for uncollectible accounts of $307 and $650 in 1998 and 1999	4,055	6,395
Prepaid expenses	167	764

Total current assets	7,580	16,793
Property and equipment, net	527	1,465
Other assets	98	96

Total Assets	$8,205	$18,354

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$—	$5,144
Accounts payable	535	326
Accrued compensation and related benefits	809	1,100
Other liabilities	375	1,839
Deferred revenue	1,547	3,941

Total current liabilities	3,266	12,350
Long-term debt	—	205

Total liabilities	3,266	12,555

Commitments and contingencies (Note 8)

Stockholders’ equity:
Convertible preferred stock-$0.001 (aggregate liquidation preference of $11,000,000): 11,100,000 shares authorized and 7,399,977 outstanding	10,955	10,955
Common stock-$0.001; 30,000,000 shares authorized; shares outstanding: 1998, 3,217,833; 1999, 4,115,494	1,302	4,909
Note receivable from stockholder	(6)	—
Deferred stock-based compensation	(1,011)	(2,122)
Accumulated deficit	(6,301)	(7,943)

Total stockholders’ equity	4,939	5,799

Total liabilities and stockholders’ equity	$8,205	$18,354

See notes to consolidated financial statements.

NetIQ CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 1997 1998 and 1999
(In thousands, except per share amounts)

	1997	1998	1999
Software license revenue	$ 369	$6,603	$18,433
Service revenue	19	467	3,136

Total revenue	388	7,070	21,569

Cost of software license revenue	9	235	755
Cost of service revenue	46	407	1,260

Total cost of revenue	55	642	2,015

Gross profit	333	6,428	19,554
Operating expenses:
Sales and marketing	1,238	5,748	11,685
Research and development	1,003	2,192	4,344
General and administrative	479	1,611	2,983
Stock-based compensation	10	250	1,928
Settlement of litigation	—	—	364

Total operating expenses	2,730	9,801	21,304

Loss from operations	(2,397)	(3,373)	(1,750)
Interest income (expense):
Interest income	119	262	219
Interest expense	(3)	—	(111)

Interest income, net	116	262	108

Net loss	$(2,281)	$(3,111)	$(1,642)

Basic and diluted net loss per share	$(1.62)	$(1.34)	$(0.47)
Shares used to compute basic and diluted net loss per share	1,411	2,325	3,476

Pro forma basic and diluted net loss per share (See Note 1)			$(0.15)
Shares used to compute pro forma basic and diluted net loss per share (See Note 1)			10,876

See notes to consolidated financial statements.

NetIQ CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended June 30, 1997, 1998 and 1999
(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balances, July 1, 1996	4,666,656	$2,786	2,882,665	$ 9
Issuance of Series B preferred stock, at $3.00 per share, net of issuance costs of $31	2,733,321	8,169	—	—
Exercise of stock options	—	—	144,918	9
Deferred stock-based compensation	—	—	—	30
Amortization of deferred stock-based compensation	—	—	—	—
Net loss	—	—	—	—

Balances, June 30, 1997	7,399,977	10,955	3,027,583	48
Exercise of stock options	—	—	190,250	13
Deferred stock-based compensation	—	—	—	1,241
Amortization of deferred stock-based compensation	—	—	—	—
Net loss	—	—	—	—

Balances, June 30, 1998	7,399,977	10,955	3,217,833	1,302
Exercise of stock options	—	—	929,325	254
Repurchase of common stock	—	—	(58,331)	(3)
Issuance of stock	—	—	26,667	320
Deferred stock-based compensation	—	—	—	3,036
Amortization of deferred stock-based compensation	—	—	—	—
Net loss	—	—	—	—

Balances, June 30, 1999	7,399,977	$10,955	4,115,494	$4,909

	Note Receivable From Stockholder	Deferred Stock-based Compensation	Accumulated Deficit	Total
Balances, July 1, 1996	$ (6)	$—	$ (909)	$1,880
Issuance of Series B preferred stock, at $3.00 per share, net of issuance costs of $31	—	—	—	8,169
Exercise of stock options	—	—	—	9
Deferred stock-based compensation	—	(30)	—	—
Amortization of deferred stock-based compensation	—	10	—	10
Net loss	—	—	(2,281)	(2,281)

Balances, June 30, 1997	(6)	(20)	(3,190)	7,787
Exercise of stock options	—	—	—	13
Deferred stock-based compensation	—	(1,241)	—	—
Amortization of deferred stock-based compensation	—	250	—	250
Net loss	—	—	(3,111)	(3,111)

Balances, June 30, 1998	(6)	(1,011)	(6,301)	4,939
Exercise of stock options	—	—	—	254
Repurchase of common stock	6	—	—	3
Issuance of stock	—	—	—	320
Deferred stock-based compensation	—	(3,036)	—	—
Amortization of deferred stock-based compensation	—	1,925	—	1,925
Net loss	—	—	(1,642)	(1,642)

Balances, June 30, 1999	$—	$(2,122)	$(7,943)	$5,799

See notes to consolidated financial statements.
NetIQ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 1997, 1998 and 1999
(In thousands)

	1997	1998	1999
Cash flows from operating activities:
Net loss	$(2,281)	$(3,111)	$(1,642)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	70	198	406
Stock-based compensation	10	250	1,928
Stock issued in lieu of compensation	—	—	320
Gain on sale of property and equipment	—	—	11
Changes in:
Accounts receivable	(159)	(3,896)	(2,340)
Prepaid expenses	10	(166)	(597)
Accounts payable	199	308	(209)
Accrued compensation and related benefits	46	731	291
Other liabilities	38	337	1,464
Deferred revenue	72	1,475	2,394

Net cash provided by (used in) operating activities	(1,995)	(3,874)	2,026

Cash flows from investing activities:
Purchases of property and equipment	(220)	(453)	(1,366)
Proceeds from sales of property and equipment	—	—	11
Purchases/maturities of short-term investments	2,085	—	—
Other	(18)	(76)	2

Net cash provided by (used in) investing activities	1,847	(529)	(1,353)

Cash flows from financing activities:
Proceeds from borrowings	—	—	5,433
Payments on borrowings	—	—	(84)
Net repayments on line of credit facility	(314)	—	—
Proceeds from sale of common stock	9	13	254
Proceeds from issuance of preferred stock	8,169	—	—

Net cash provided by financing activities	7,864	13	5,603

Net increase (decrease) in cash and cash equivalents	7,716	(4,390)	6,276
Cash and cash equivalents, beginning of year	32	7,748	3,358

Cash and cash equivalents, end of year	$7,748	$3,358	$9,634

Noncash investing and financing activities:
Receipt of common stock for stockholder’s note receivable	$ —	$ —	$ (6)
Supplemental disclosure of cashflow information— cash paid for:
Interest	$ 3	$ —	$ 20
Income taxes	$ 1	$ 3	$ 37

See notes to consolidated financial statements.
NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 1997, 1998 and 1999

1.     Organization and Summary of Significant Accounting Policies

         Organization —  NetIQ Corporation (the Company) was incorporated in California in June 1995 to develop, market and support performance and availability management software for the Microsoft Windows NT environment. In July 1999 the Company was reincorporated in the state of Delaware (See Note 13). The Company markets its products through its field and inside sales organization and reseller channel partners, which are focused on customers primarily located in the United States, Europe and Asia.

         Basis of Presentation  — The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Use of Estimates —  The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         Cash Equivalents —  The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

         Property and Equipment  — Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives, generally three to five years.

         Software Development Costs  — Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Computer Software To Be Sold, Leased or Otherwise Marketed. The costs to develop such software have not been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility.

         Revenue Recognition —  Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by Statement of Position 98-4 (SOP 98-4). The Company adopted SOP 97-2 effective July 1, 1997 and SOP 98-4 effective March 31, 1998. The Company believes its current revenue recognition policies and practices are consistent with SOP 97-2 and SOP 98-4. Additionally, the AICPA issued SOP 98-9 in December 1998, which provides certain amendments to SOP 97-2, and is effective for transactions entered into by the Company beginning July 1, 1999. The Company does not believe that adoption of this amendment will have a material impact on its financial position, results of operations or cash flows.

         Software license revenue is recognized upon meeting all of the following criteria: execution of a written purchase order, license agreement or contract; delivery of software and authorization keys; the license fee is fixed and determinable; collectibility of the proceeds within six months is assessed as being probable; and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately, or if not yet sold separately, is established by authorized management. All elements of each order are valued at the time of revenue recognition. For sales made through distributors, resellers and original equipment manufacturers the Company recognizes revenue at the time these partners report to the Company that they have sold the software to the end user and all revenue recognition criteria have been met. Service revenue includes maintenance revenue, which is deferred and recognized ratably over the maintenance period, and revenue from consulting and training services, which is recognized as services are performed.

         Income Taxes —  Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is recorded to reduce net deferred tax assets to amounts that are more likely than not to be recognized.

         Stock-based Compensation  — The Company accounts for its employees stock option plan in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

         Net Loss Per Share —  Basic loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding, less shares subject to repurchase by the Company. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants and common stock options) were exercised or converted into common stock. Common share equivalents are excluded from the computation in loss periods, as their effect would be antidilutive.

         Pro forma Net Loss Per Share  — Pro forma basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, less shares subject to repurchase by the Company, and the weighted average number of common shares resulting from the automatic conversion of all outstanding shares of convertible preferred stock upon the closing of the initial public offering (See Note 13).

         Foreign Currency Transactions  — The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. For those foreign subsidiaries whose books and records are not maintained in the functional currency, all monetary assets and liabilities are remeasured at the current exchange rate at the end of each period reported, nonmonetary assets are remeasured at historical rates and revenues and expenses are remeasured at average exchange rates in effect during the period, except for those expenses related to balance sheet amounts that are remeasured at historical exchange rates. Transaction gains and losses, which are included in other income (expense) in the accompanying consolidated statements of operations, have not been significant.

         Concentration of Credit Risk  — Financial instruments, which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company sells its products to companies in diverse industries and generally does not require its customers to provide collateral to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses.

         Certain Significant Risks and Uncertainties — The Company operates in the software industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have significant negative effect on the Company’s future financial position, results of operations and cash flows; demand for performance and availability management software solutions, including any adverse purchasing patterns caused by Year 2000 related concerns; new product introductions by competitors; development of distribution channels; demand for Windows NT-based systems and applications; ability to implement and expand operational customer support and financial control systems to manage rapid growth, both domestically and internationally; the hiring, training and retention of key employees; the Company’s relationship with Microsoft; fundamental changes in technology underlying software products; litigation or other claims against the Company.
NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 1997, 1998 and 1999

         Recently Issued Accounting Standards — In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No.130, Reporting Comprehensive Income, which requires an enterprise to report, by major components and as a single total, the changes in its net assets during the period from nonowner sources; and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The Company’s comprehensive loss was equal to its net loss for all periods presented. The Company currently operates in one reportable segment under SFAS No. 131.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for the Company in fiscal 2001. Although the Company has not fully assessed the implications of SFAS No. 133, the Company does not believe that adoption of this statement will have a material impact on the Company’s financial position or results of operations.

2.     Property and Equipment

         Property and equipment at June 30 consist of (in thousands):

	1998	1999
Computer equipment and software	$760	$1,587
Furniture and fixtures	55	448
Construction in progress	6	113

	821	2,148
Less accumulated depreciation	(294)	(683)

Property and equipment, net	$ 527	$1,465

3.     Settlement of Litigation

         In September 1996, Compuware Corporation filed a complaint against the Company alleging misappropriation of certain trade secrets, copyright infringement, unfair competition and other claims. A settlement of these claims was reached in January 1999 and final documentation (the Settlement Agreement) was entered into and the charges dismissed in March 1999.

         In March 1999, as a part of the Settlement Agreement, the Company received a loan of $5,000,000 under a subordinated secured promissory note. The loan bears interest at 6% per year and principal and accrued interest are payable on the earliest of (i) an initial public offering of the Company’s securities raising in excess of $10,000,000, (ii) a change in control meeting certain criteria, (iii) in the event of the Company filing for bankruptcy or insolvency or other specified events of default or (iv) January 1, 2002. The note is secured by security agreements covering all of the Company’s assets and is subordinated to any bank credit facility.

         Also in March 1999, as a part of the Settlement Agreement, the Company issued a warrant to purchase up to 2% of the total outstanding common stock and common stock equivalents of the Company, calculated immediately prior to the events described in (i) or (ii) as follows, (i) the filing of a registration statement relating to the public offering of the Company’s common stock or (ii) the signing of a definitive agreement regarding a change in control occurring prior to the initial public offering of the Company’s common stock. The warrant is exercisable either upon (i) the effectiveness of a registration statement or (ii) the closing of a change in control transaction. The exercise price, in the case of (i), is 90% of the price to the public or, in the case of (ii), is 80%
of the cash value of a share of common stock if the event takes place before December 31, 1999 or 90% of the cash value of a share of common stock if the event takes place on or after January 1, 2000. On June 16, 1999 Compuware executed an agreement to exercise its warrant to purchase 280,025 shares of common stock upon the effectiveness of the registration statement relating to the initial public offering. The value of such warrant, approximately $364,000 based on the initial public offering price of $13.00 per share, was charged to operating results in June 1999. The fair value of the warrant approximates the intrinsic value due to the diminimus life of the warrant.

4.     Debt

         The Company had a Loan and Security Agreement (the Agreement) with a financial institution, which provided for a maximum credit facility of $2,000,000. This facility expired in May 1999.

         The Agreement also provided for equipment advances of $500,000 and during the year ended June 30, 1999, the Company obtained advances of $433,000 for capital acquisitions. Advances bear interest at the bank’s prime rate (7.75% at June 30, 1999) plus 0.75%, which is payable monthly. Commencing December 1998, payments of principal and interest are due in equal monthly installments over a 36-month period. At June 30, 1999, the outstanding obligation was $349,000. Borrowings on the facility are due as follows: 2000, $144,000; 2001, $144,000; and 2002, $61,000. Borrowings under the Agreement are collateralized by a lien on all of the Company’s assets.

5.     Stockholders’ Equity

         At June 30, 1999, convertible preferred stock consists of:

	Shares Designated	Shares Outstanding	Price Per Share	Amount (Net of Issuance Costs)	Aggregate Liquidation Preference
Series A	4,666,656	4,666,656	$0.60	$ 2,786,304	$2,800,000
Series B	2,733,321	2,733,321	$3.00	8,169,049	8,200,000

	7,399,977	7,399,977		$10,955,353	$11,000,000

         Significant terms of the convertible preferred stock are as follows:

•
Each share is convertible, at the option of the holder, into one share of common stock (subject to adjustments for events of dilution). Shares of Series A and B will be automatically converted into common stock upon the closing of a public offering yielding proceeds in excess of $7,500,000 and at a price of not less than $2.40 and $6.00 per share, respectively, or upon approval (by vote or written consent) of at least 66 [2] / 3 % of the then outstanding shares of series A or at least a majority of the then outstanding shares of Series B.

•	Each share has the same voting rights as the number of shares of common stock into which it is convertible.

•
In the event of liquidation, dissolution or winding up of the Company, the preferred shareholders of Series A and Series B shall receive an amount equal to $0.60 and $3.00 per share, respectively, plus an amount equal to all declared but unpaid dividends on each share. Any remaining assets will be distributed among the holders of Series A and Series B preferred stock and common stock, pro rata, based on the number of shares of common stock held by each shareholder on an as-converted basis. In total, the holders of Series A and Series B preferred stock shall not be entitled to receive more than $1.50 and $7.50 per share, respectively.

NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 1997, 1998 and 1999

•
Holders of preferred stock are entitled to annual noncumulative dividends of $0.06 and $0.24 per share for Series A and Series B, respectively, when and if declared by the Board of Directors, prior to any dividends declared on common stock. No such dividends have been declared.

See Note 13 concerning the subsequent conversion of preferred stock into common stock.

         Restricted Stock  — During fiscal year 1996 and 1999, the Company issued 2,882,667 and 53,333 shares of common stock at a total price of $9,035 and $80,000, respectively, to officers and employees of the Company. The shares are subject to repurchase by the Company at the original purchase price per share upon termination of employment prior to vesting of such shares. The restricted shares vest over periods ranging from one to four years in accordance with the terms of the original stock purchase agreement. At June 30, 1999, approximately 26,667 outstanding shares of such stock were subject to repurchase.

         The exercise price of $1.50 was less than the deemed fair value of the 53,333 shares issued during fiscal year 1999. Accordingly, the Company recorded $138,000 as deferred compensation and amortized $74,000 to expense during fiscal year 1999.

         Stock-Based Compensation  — In connection with options granted to purchase common stock, the Company recorded deferred stock compensation of $30,000, $1,241,000 and $3,036,000 in fiscal years 1997, 1998 and 1999, respectively. Such amounts represent, for employee stock options, the difference between the exercise price and the fair value of the Company’s common stock at the date of grant, and, for non-employee options, the deemed fair value of the option at the date of vesting. The deferred charges for employee options are being amortized to expense through fiscal year 2003 and the deferred charges for non-employee options were being amortized to expense through the end of the fiscal year 1999. Stock-based compensation expense of $10,000, $250,000 and $1,928,000 was recognized during fiscal years 1997, 1998 and 1999, respectively.

         Options granted to non-employees — The Company has granted options to non-employees for consulting and legal services performed. The initial vesting period for these options ranged from immediate vesting to vesting over 4 years and the option exercise period ranges from 6 months to 10 years. Stock options issued to non-employees are accounted for in accordance with provisions of SFAS No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. The fair value of stock options issued to non-employees was calculated using a risk free interest rate of 6%, expected volatility of 50% and actual length of the option.

         During fiscal year 1996, options for 150,667 shares were granted at an exercise price of $0.03 and no compensation related to these options was recorded in fiscal 1996. At June 30, 1996, unvested options totaled 104,167 shares.

         During fiscal year 1997, options for 142,833 shares were granted at an exercise price of $0.03. In connection with these options, the Company recorded deferred stock compensation of $30,000 and amortized $10,000 as an expense during fiscal year 1997. At June 30, 1997, unvested options totaled 142,306 shares and unamortized deferred stock-based compensation related to unvested options totaled $20,000.

         During fiscal year 1998, options for 133,333 shares were granted at an exercise price of $0.13. In connection with these options, the Company recorded deferred stock compensation of $285,000 and amortized $152,000 as an expense during fiscal year 1998. At June 30, 1998, unvested options totaled 142,306 shares and unamortized deferred stock-based compensation related to unvested options totaled $153,000.
NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 1997, 1998 and 1999

         During fiscal year 1999, options for 20,333 shares were granted at an exercise price of $0.13, options for 108,333 shares were granted at an exercise price of $0.67 and 58,333 shares were granted at an exercise price of $9.00. In connection with these options, the Company recorded deferred stock compensation of $1,041,000 and amortized $1,194,000 as an expense during fiscal year 1999. At June 30, 1999, all non-employee options were fully vested and deferred stock-based compensation was fully amortized.

         Common Shares Reserved for Issuance — At June 30, 1999, the Company had reserved shares of common stock for issuance as follows.

Conversions of convertible preferred stock	7,399,977
Issuance under stock option plan	2,719,521
Issuance under Employee Stock Purchase Plan	500,000
Exercise of common stock warrants	280,025

Total	10,899,523

         Stock Option Plan  — Under the Company’s 1995 Stock Option Plan (the Plan) 5,333,332 shares are reserved for issuance to employees, consultants and directors. Incentive stock options are granted at fair market value (as determined by the Board of Directors) at the date of grant; nonstatutory options and stock sales may be offered at not less than 85% of fair market value. Generally, options become exercisable over four years and expire ten years after the date of grant.

         A summary of stock option activity under the Plan is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding, July 1, 1996 (53,333 shares exercisable at $0.06)	767,329	$0.06
Granted (weighted-average fair value of $0.03)	951,156	0.11
Exercised	(144,918)	0.06
Canceled	(149,992)	0.06

Outstanding, June 30, 1997 (249,705 shares exercisable at $0.06)	1,423,575	0.09
Granted (weighted-average fair value of $1.26)	1,005,627	0.30
Exercised	(190,250)	0.08
Canceled	(2,657)	0.30

Outstanding, June 30, 1998 (631,723 shares exercisable at $0.13)	2,236,295	0.20
Granted (weighted-average fair value of $3.15)	1,299,216	6.03
Exercised	(929,325)	0.27
Canceled	(57,165)	0.30

Outstanding, June 30, 1999	2,549,021	$3.13

         At June 30, 1999, 153,169 shares were available under the Plan for future grant.
NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 1997, 1998 and 1999

         The following table summarizes information concerning options outstanding as of June 30, 1999:

Range of Exercise Prices	Options Outstanding			Options Vested
	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Vested at June 30, 1999	Weighted Average Exercise Price
$0.06 - $0.30	1,441,174	8.04	$0.22	522,252	$0.20
$1.50 - $3.00	449,683	9.43	1.78	145,375	1.50
$9.00 - $12.00	658,164	9.81	10.43	64,744	9.12

$0.06 - $12.00	2,549,021	8.74	$3.13	732,371	$1.25

         SFAS 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income or loss had the Company adopted the fair value method since the Company’s inception. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of the Black-Scholes options pricing model, even though such model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company ’s stock option awards. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

         The weighted-average fair value of the Company’s stock-based awards to employees was estimated using the minimum value method and assuming no dividends will be declared and the following additional assumptions:

	Year Ended June 30,
	1997	1998	1999
Estimated life (in years)	3.67	4.00	4.00
Risk-free interest rate	6.0%	5.6%	6.0%

For pro forma purposes, the estimated fair value of the Company’ s stock-based awards to employees is amortized, using the straight-line method over the options’ vesting period. The Company’s pro forma results are as follows:
	Year Ended June 30,
	1997	1998	1999
Net loss:
As reported	$(2,281)	$(3,111)	$(1,642)
Pro forma	(2,281)	(3,395)	(2,936)
Basic and diluted net loss per share:
As reported	$(1.62)	$(1.34)	$(0.47)
Pro forma	(1.62)	(1.46)	(0.84)
NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 1997, 1998 and 1999

6.     Net Loss Per Share

         The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts).

	Year Ended June 30,
	1997	1998	1999
Net loss (numerator), basic and diluted	$(2,281)	$(3,111)	$(1,642)

Shares (denominator):
Weighed average common shares outstanding	2,944	3,095	3,654
Weighed average common shares outstanding subject to repurchase	(1,533)	(770)	(178)

Shares used in computation, basic and diluted	1,411	2,325	3,476

Net loss per share, basic and diluted	$(1.62)	$(1.34)	$(0.47)

         For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

	Year Ended June 30,
	1997	1998	1999
Convertible preferred stock	7,400	7,400	7,400
Shares of common stock subject to repurchase	1,048	293	27
Outstanding options	1,424	2,236	2,549
Warrants	—	—	280

Total	9,872	9,929	10,256

7.     Income Taxes

         The Company’s deferred income tax assets at June 30 are comprised of the following (in thousands):

	1998	1999
Net deferred tax assets:
Net operating loss carryforwards	$2,897	$1,833
Stock-based compensation	—	593
Research and development and alternative minimum tax credit	140	576
Accurals deductible in different periods	(373)	231
Other	(173)	(91)

	2,491	3,142
Valuation allowance	(2,491)	(3,142)

Total	$ —	$ —

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. Due to the uncertainty surrounding the realization of the benefits of its favorable tax attributes in future tax returns, the Company has fully reserved its net deferred tax assets.
NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 1997, 1998 and 1999

         The valuation allowance increased by $869,000, $1,286,000 and $651,000, in fiscal years 1997, 1998 and 1999, respectively.

         The Company’s effective tax rate differs from the expected benefit at the federal statutory rate as follows:

	Year Ended June 30
	1997	1998	1999
Federal statutory tax benefit	$(776)	$(1,057)	$(565)
State tax benefit	(139)	(180)	(73)
Stock-based compensation expense	—	100	225
Valuation allowance	869	1,286	651
Other	46	(149)	(238)

	$ —	$ —	$ —

         At June 30, 1999, the Company had net operating loss (NOL) carryforwards of approximately $3,215,000 for federal and $886,000 for state income tax purposes and $1,845,000 for foreign income tax purposes. The federal NOL carryforwards expire through 2018 and the state NOL carryforwards expire through 2003. In addition, at June 30, 1999, the Company had $278,000 of research and development tax credit carryforwards for federal and $231,000 for state income tax purposes and $67,000 of alternative minimum tax carryforwards. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987. Additionally, loss carryforwards generated in fiscal 1997 are required to be amortized over six years, as the Company elected to change its tax fiscal year end to June 30.

8.     Commitments and Contingencies

         Operating Leases  — The Company leases its principal facility under a noncancelable operating lease which expires in July 2003, and certain equipment under an operating lease. Under the terms of the facility lease, the Company is responsible for its proportionate share of maintenance, property tax and insurance expenses. The agreement provides an option to extend the lease for two years and a second option to extend for an additional 28 months. Future minimum annual lease commitments are as follows: 2000, $781,000; 2001, $707,000; 2002, $730,000; 2003, $759,000; 2004, $63,000.

         Rent expense under operating leases was approximately $79,000, $224,000 and $888,000, for fiscal years 1997, 1998 and 1999, respectively.

         Royalty Agreement  — In August 1996, the Company entered into a Software License and Distribution Agreement which provides the Company a non-exclusive worldwide license to certain third-party technology. The Company is required to pay specified royalties based on a percentage of revenue from products incorporating the technology. Total royalty expense under the Agreement for fiscal year 1998 and 1999 was $103,000 and $262,000, respectively. No royalties were payable in fiscal 1997.

9.     Employee Benefit Plan

         The Company sponsors a 401(k) Savings and Retirement Plan (the Plan) for all eligible employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis, between 1% and 15% of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company is not required to contribute, nor has it contributed, to the Plan for any of the periods presented.
NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 1997, 1998 and 1999

10.     Major Customers

         One customer accounted for 11% of accounts receivable at June 30, 1998. Two other customers accounted for 15% and 10% of accounts receivable at June 30, 1999. Two customers accounted for 45% and 12% of total revenue in fiscal 1997. No single customer accounted for greater than 10% of total revenue in fiscal 1998 or 1999.

11.     Segment and Geographical Information

         As discussed in Note 1, the Company follows requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. As defined in SFAS No. 131, the Company operates in one reportable segment: the design, development, marketing, support and sales of performance and availability management software for the Microsoft Windows NT environment. No individual foreign country accounted for greater than 10% of total revenue or long-lived assets in any of the periods presented. The following table summarizes total net revenue and long-lived assets attributed to significant countries (in thousands).

	Year Ended June 30,
	1997	1998	1999
Total revenue:
United States	$388	$6,342	$17,999
Foreign	—	728	3,570

Total revenue*	$388	$7,070	$21,569

Long-lived assets:
United States	$294	$528	$1,445
Foreign	—	97	116

Total long-lived assets	$294	$625	$1,561

*	Revenue is attributed to countries based on location of customer invoiced.

12.     Related Party Transaction

         During each of the fiscal years 1997, 1998 and 1999, a member of the Company’s board of directors earned $60,000 in consulting fees.

13.     Subsequent Events

         On July 9, 1999 the board of directors and stockholders approved an increase in the number of shares of common stock of the Company available for issuance under the 1995 Stock Option Plan from 3,966,666 to 5,333,332 shares, plus annual increases, effective on the first day of each fiscal year, beginning July 1, 2000, equal to the lesser of (i) 4% of the shares of common stock outstanding on the last day of the preceding fiscal year, (ii) 1,333,333 shares or (iii) an amount determined by the Company’s board of directors. Additionally, the stock plan includes an automatic nondiscretionary grant mechanism that provides that options will be granted to non-employee directors who on the date of grant do not beneficially own 1% or more of the total voting power of the Company’s voting securities. The stock plan specifically provides for an initial automatic grant of an option to purchase 8,333 shares of common stock to a non-employee director who first becomes a director after the Company’s initial public offering. Each non-employee director who has served on the board for at least six months will subsequently be granted an option to purchase 8,333 shares of common stock on the date of the annual meeting of stockholders. However, if the first annual meeting following the Company’s initial public offering falls within six months of the effective date of the initial public offering no grants will be made until the following annual meeting. Each option granted to an outside director under this program will have a term of five years and the shares subject to these options will be fully vested on the date of grant. The exercise price of these options will be 100% of the fair market value per share of common stock on the date of grant.

         On July 9, 1999, the board of directors and stockholders approved the 1999 Employee Stock Purchase Plan (the Purchase Plan). Under the Purchase Plan, eligible employees are allowed to have salary withholding of up to 15% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of common stock at the beginning or end of defined purchase periods. The initial purchase period commences upon the effective date for the initial public offering of the Company’s common stock. The Company has initially reserved 500,000 shares of common stock under this plan, plus an annual increase to be added on the first day of the Company’s fiscal year beginning July 1, 2000 equal to the lesser of (i) 666,666 shares, (ii) 2% of the shares of common stock outstanding on the last day of the preceding fiscal year or (iii) an amount determined by the Company’s board of directors.

         Concurrent with the reincorporation in the State of Delaware, the Company authorized 5,000,000 shares of preferred stock, no par value, of which none were issued or outstanding at June 30, 1999. The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock.

         Effective July 27, 1999, the shareholders approved an increase in the number of authorized shares to 100,000,000 and a two-for-three reverse stock split of its common and preferred stock outstanding as of July 27, 1999. All share and per share information, in the accompanying financial statements, have been adjusted to retroactively give effect to the stock split for all periods presented.

         In an initial public offering closed on August 4, 1999, the Company issued 3,000,000 shares of common stock at $13.00 per share and raised proceeds of $36,270,000, net of underwriting discounts and commissions. In connection with the initial public offering, all outstanding shares of convertible preferred stock were converted into common stock on a share-for-share basis.
SIGNATURES

         Pursuant to the requirements of the Securities Act, NetIQ Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 28th day of September, 1999.

NETIQ CORPORATION

/s/ CHING -FA HWANG *
By:
Ching-Fa Hwang President and Chief Executive Officer

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James A. Barth his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, and hereby ratifies and confirms all that said attorney-in-fact and agent, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Name	Title	Date

/s/ CHING -FA HWAN * (Ching-Fa Hwang)	President, Chief Executive Officer and Director (Principal Executive Officer)	September 30, 1999

/ S / JAMES A. BARTH (James A. Barth)	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	September 30, 1999

/s/ KUO -WEI CHANG * (Kuo-Wei Herbert Chang)	Director	September 30, 1999

/s/ HER -DAW CHE * (Her-Daw Che)	Vice President, Engineering and Director	September 30, 1999

/s/ LOUIS C. COLE * (Louis C. Cole)	Director	September 30, 1999

/s/ ALAN W. KAUFMAN * (Alan W. Kaufman)	Director	September 30, 1999

/s/ YING -HON WONG * (Ying-Hon Wong)	Director	September 30, 1999

/ S / JAMES A. BARTH * B Y : (J AMES A. B ARTH ) A TTORNEY - IN -F ACT
INDEPENDENT AUDITORS ’ REPORT ON SCHEDULE

To the Board of Directors and Stockholders of NetIQ Corporation:

         We have audited the consolidated financial statements of NetIQ Corporation and subsidiaries (the Company) as of June 30, 1998, and 1999 and for each of the three years in the period ended June 30, 1999, and have issued our report thereon dated July 9, 1999 (August 4, 1999 as to Note 13) (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule of the Company, listed in Item 14(a)(2). The financial statement schedule is the responsibility of the Company ’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
July 9, 1999
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period	Charged to cost and expenses	Deductions	Balance at end of period
Year ended June 30, 1997
Allowance for doubtful accounts	$—	$—	$—	$—
Allowance for sales returns	$—	$—	$—	$—

Year ended June 30, 1998
Allowance for doubtful accounts	$—	$307	$—	$307
Allowance for sales returns	$—	$50	$—	$50

Year ended June 30, 1999
Allowance for doubtful accounts	$307	$343	$—	$650
Allowance for sales returns	$50	$200	$—	$250