Form 10-Q
period 1999-09-30
NETIQ CORP
filed 1999-11-12
CIK 1084827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-26757

NetIQ CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0405505 (I.R.S. Employer Identification No.)

5410 Betsy Ross Drive, Santa Clara, CA (Address of principal executive offices)	95054 (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

(408) 330-7000
(Registrant’s telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

           As of October 29, 1999, the Registrant had outstanding 15,439,764 shares of Common Stock.

NetIQ CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 1999

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

NetIQ CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 1999	June 30, 1999(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,281	$ 9,634
Accounts receivable, net of allowance for uncollectible accounts	4,516	6,395
Prepaid expenses	817	764

Total current assets	57,614	16,793
Property and equipment, net	1,509	1,465
Other assets	285	96

Total assets	$59,408	$18,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$ —	$ 5,144
Accounts payable	1,470	326
Accrued compensation and related benefits	1,245	1,100
Other liabilities	1,510	1,839
Deferred revenue	4,605	3,941

Total current liabilities	8,830	12,350
Long-term debt	—	205

Total liabilities	8,830	12,555

Stockholders’ equity:
Convertible preferred stock—$0.001, 5,000,000 shares authorized, zero outstanding at September 30, 1999; 11,100,000 shares authorized, 7,399,977 outstanding at June 30, 1999	—	10,955
Common stock— $0.001, 100,000,000 shares authorized, 15,386,238 outstanding at September 30, 1999; 30,000,000 shares authorized, 4,115,494 outstanding at June 30, 1999	59,940	4,909
Deferred stock-based compensation	(1,864)	(2,122)
Accumulated deficit	(7,471)	(7,943)
Accumulated other comprehensive loss	(27)	—

Total stockholders’ equity	50,578	5,799

Total liabilities and stockholders’ equity	$59,408	$18,354

(1)	Derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	1999	1998
Software license revenue	$ 6,221	$3,640
Service revenue	1,365	450

Total revenue	7,586	4,090

Cost of software license revenue	156	87
Cost of service revenue	419	176

Total cost of revenue	575	263

Gross profit	7,011	3,827
Operating expenses:
Sales and marketing	4,124	2,125
Research and development	1,709	884
General and administrative	754	523
Stock-based compensation	178	364

Total operating expenses	6,765	3,896

Income (loss) from operations	246	(69)
Interest income (expense):
Interest income	382	19
Interest expense	(34)	—

Interest income, net	348	19

Income (loss) before income taxes	594	(50)
Income taxes	122	—

Net income (loss)	472	(50)

Other comprehensive income (loss):
Foreign currency translation adjustments	(27)	—

Comprehensive income (loss)	$ 445	$ (50)

Basic net income (loss) per share	$ 0.04	$(0.02)
Shares used to compute basic net income (loss) per share	11,696	3,070
Diluted net income (loss) per share	$ 0.03	$(0.02)
Shares used to compute diluted net income (loss) per share	15,785	3,070

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	1999	1998
Cash flows from operating activities:
Net income (loss)	$ 472	$ (50)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	167	61
Stock-based compensation	178	364
Gain on sale of property and equipment	—	8
Changes in:
Accounts receivable	1,891	(411)
Prepaid expenses	(75)	101
Accounts payable	1,134	64
Accrued compensation and related benefits	165	(322)
Other liabilities	25	105
Deferred revenue	658	316

Net cash provided by operating activities	4,615	236

Cash flows from investing activities:
Purchases of property and equipment	(182)	(430)
Proceeds from sales of property and equipment	—	11
Other	(193)	(21)

Net cash used in investing activities	(375)	(440)

Cash flows from financing activities:
Repayments on short-term debt	(1,724)	—
Repayments on long-term debt	(349)	—
Proceeds from sale of common stock	40,515	31

Net cash provided by financing activities	38,442	31

Effect of exchange rate changes	(35)	—

Net increase (decrease) in cash and cash equivalents	42,647	(173)
Cash and cash equivalents, beginning of period	9,634	3,358

Cash and cash equivalents, end of period	$52,281	$3,185

Noncash investing and financing activities:
Conversion of preferred stock to common stock	$10,955	$ —

Supplemental disclosure of cash flow information-cash paid for:
Interest	$ 125	$ —
Income taxes	$ 101	$ —

See notes to condensed consolidated financial statements.

NETIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended September 30, 1999 and 1998
(Unaudited)

1.    Basis of Presentation

           Interim Financial Information—The accompanying unaudited condensed consolidated financial statements of NetIQ Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

           These interim financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 1999.

2.    Income Taxes

           Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is recorded to reduce net deferred tax assets to amounts that are more likely than not to be recognized. The income tax provision for the period ended September 30, 1999 reflects the expected tax expense based on the projected effective tax rate for fiscal 2000.

3.    Foreign Currency Translation

           Prior to July 1, 1999, the functional currency of our foreign subsidiaries was the U.S. dollar. For those subsidiaries whose books and records were not maintained in the functional currency, all monetary assets and liabilities were remeasured at the current exchange rate at the end of each period reported, nonmonetary assets and liabilities were remeasured at historical exchange rates and revenues and expenses were remeasured at average exchange rates in effect during the period. Transaction gains and losses, which are included in general and administrative expenses in the accompanying condensed consolidated statements of operations, have not been significant.

           Effective July 1, 1999 the Company determined that the functional currencies of the foreign subsidiaries changed from the U.S. dollar to the local currencies. Accordingly, starting July 1, 1999, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at the exchange rates in effect as of the balance sheet date and results of operations for each subsidiary are translated using average rates in effect for the period presented. Translation adjustments are included in stockholders’ equity as accumulated other comprehensive loss and as part of our comprehensive income or loss. The effect of the change in functional currencies did not have a material impact on our consolidated financial position, results of operations or cash flows.

4.    Net Income (Loss) Per Share

           Basic net income (loss) per share is computed by dividing net income (loss) by the number of weighted average common shares outstanding. Diluted net income per share reflects potential dilution from preferred shares and outstanding stock options using the treasury stock method.

NETIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended September 30, 1999 and 1998
(Unaudited)

           The following is a reconciliation of weighted average shares used in computing net income (loss) per share, for the three months ended September 30, 1999 and 1998 (in thousands):

	Three months ended September 30,
	1999	1998
Weighted average common shares outstanding	11,721	3,363
Weighted average common shares outstanding subject to repurchase	(25)	(293)

Shares used in computing basic net income (loss) per share	11,696	3,070

Weighted average common shares outstanding	11,721
Weighted average preferred shares outstanding	2,333
Dilutive effect of options outstanding	1,722
Dilutive effect of average warrants outstanding	9

Shares used in computing diluted net income per share	15,785

           The Company had a net loss for the three months ended September 30, 1998, therefore shares used in computing diluted net loss per share are equal to the quantity used for computing basic net loss per share.

5.    Initial Public Offering

           In July 1999, the Company sold 3,000,000 shares of Common Stock in an underwritten public offering and in August 1999 sold an additional 450,000 shares through the exercise of the underwriters ’ over-allotment option for net proceeds of approximately $40.4 million. Simultaneously with the closing of the public offering, all 7,399,977 shares of the Company’s preferred stock were converted to common stock on a share for share basis. Additionally, Compuware Corporation exercised its warrant in full and purchased 280,025 shares of Common Stock. Proceeds from the warrant and cash of $1.8 million were used to pay off the $5.0 million note plus accrued interest due to Compuware and cash of $349,000 was used to pay off the equipment note to a financial institution.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

           The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements about our plans, objectives, expectations and intentions. Forward-looking statements include: statements regarding future products or product development; statements regarding future research and development spending and our product development strategy; statements regarding the levels of international sales; statements regarding future expenditures; and statements regarding Year 2000 compliance costs. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are incorporated by reference into, this report.

Overview

           We provide eBusiness infrastructure management software that allows businesses to optimize the performance and availability of their Windows NT-based systems and applications. In addition, we have released software products that support existing preliminary versions of Windows 2000-based systems and applications and plan to release software products to support the commercially released version of Windows 2000 when it becomes available.

           From our incorporation in June 1995 until the first sales of AppManager in February 1997, we were principally engaged in development-stage activities, including product development, sales and marketing efforts and recruiting qualified management and other personnel. Our total revenue has grown from $388,000 in fiscal 1997, to $7.1 million in fiscal 1998 and to $21.6 million in fiscal 1999, and from $4.1 million in the three months ended September 30, 1998 to $7.6 million in the three months ended September 30, 1999. This rapid revenue growth reflects our relatively early stage of development, and we do not expect revenue to increase at the same rate in the future.

           Operating expenses grew from $2.7 million in fiscal 1997 to $9.8 million in fiscal 1998 and to $21.3 million in fiscal 1999, and from $3.9 million in the three months ended September 30, 1998 to $6.8 million in the three months ended September 30, 1999. Our operating expenses increased as we expanded our operations, including growing our employee base from 14 at June 30, 1996 to 150 at September 30, 1999. Our operating expenses, which include charges for stock-based compensation and a charge for settlement of litigation in fiscal 1999, together with cost of revenue have exceeded revenue in every quarter since inception except the most recent quarter ended September 30, 1999. This reflects our strategy to make the investments necessary to capture market share and grow revenue as quickly as possible, while maintaining a high level of fiscal control, product quality and customer satisfaction. Our cumulative losses have resulted in an accumulated deficit of $7.5 million at September 30, 1999.

           We have derived the large majority of our revenue from software licenses. We also derive revenue from sales of annual maintenance service agreements and, to a lesser extent, consulting and training services. Service revenue has increased in each quarter as license revenue has increased and as the size of our installed base has grown. We expect service revenue to increase as a percentage of total revenue in the future and, as a consequence, our cost of service revenue to increase in absolute dollars and as a percentage of total revenue. The pricing of the AppManager suite is based on the number of systems and applications managed, although volume and enterprise pricing is also available. Our customers typically purchase one year of product software maintenance with their initial license of our products. Thereafter, customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee equal to a fixed percentage of the current list price of the licensed product.

           Cost of service revenue, as a percentage of service revenue, has declined from 242% in fiscal 1997 to 87% in fiscal 1998 and 40% in fiscal 1999 and from 39% in the three months ended September 30, 1998 to 31% in the three months ended September 30, 1999. Cost of software license revenue, as a percentage of software license revenue, has increased from 2% in fiscal 1997 to 4% in fiscal 1998 and fiscal 1999 and from 2% in the three months ended September 30, 1998 to 3% in the three months ended September 30, 1999. Although service revenue has increased as a percentage of total revenue from 5% in fiscal 1997 to 7% in fiscal 1998 to 15% in fiscal 1999 and from 11% in the three months ended September 30, 1998 to 18% in the three months ended September 30, 1999, the declining cost of service revenue has resulted in an increase in overall gross margin from 86% in fiscal 1997 to 91% in fiscal 1998 and fiscal 1999 and from 94% in the three months ended September 30, 1998 to 92% in the three months ended September 30, 1999.

           We anticipate that service revenue will increase as a percentage of total revenue in the future as customers continue to renew maintenance service contracts and, if we are unable to reduce the costs of service revenue, our margins may decline.

           We sell our products through both our direct sales force, which includes our field and inside sales personnel, as well as through indirect channels, such as distributors, value-added resellers and original equipment manufacturers. To date, the majority of our sales have resulted from the efforts of our field and inside sales personnel. However, revenue through our third-party channel partners represented approximately 10% of total revenue in fiscal 1998 and 30% of total revenue in fiscal 1999 and 33% of total revenue in the three months ended September 30, 1999, and our strategy is to increase sales through third-party channel partners. Two customers accounted for 45% and 12% of total revenue in fiscal 1997. During both fiscal 1998 and fiscal 1999 and the three months ended September 30, 1999, no single customer accounted for more than 10% of our total revenue. International sales did not account for any of our revenue in fiscal 1997, but represented 10% of total revenue in fiscal 1998 and 20% of total revenue in fiscal 1999 and 13% of total revenue in the three months ended September 30, 1998 and 23% of total revenue in the three months ended September 30, 1999. We anticipate that as we expand our international sales efforts, the percentage of revenue derived from international sources will continue to increase.

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

           In September 1996, Compuware Corporation filed a complaint against us alleging misappropriation of trade secrets, copyright infringement, unfair competition and other claims. Compuware asserted these claims after a number of prior Compuware employees founded our company or later joined us as officers and employees. A settlement of these claims was reached in January 1999 and final documentation was entered into and the claims dismissed in March 1999. Prior to reaching a settlement with Compuware, we incurred significant expenses related to the litigation, primarily relating to legal fees, and management attention was partially diverted to this litigation matter. As part of the settlement in March 1999, Compuware loaned us $5.0 million, subordinated to our bank credit facility, with interest at 6% per year. Additionally, as part of the settlement in March 1999, we issued Compuware a warrant to purchase 280,025 shares of common stock at 90% of the per share sale price of shares sold to investors in our initial public offering. Compuware exercised the warrant in full upon the closing of our initial public offering, paying $11.70 per share. Pursuant to the completion of our initial public offering we paid approximately $1.8 million to satisfy our note and interest obligation to Compuware, and the remaining $3.3 million was cancelled in connection with Compuware’s exercise of the warrant. Additionally, as part of our settlement agreement, we agreed not to recruit personnel from Compuware until after December 31, 1999, or release any systems management software for managing UNIX systems on or before December 31, 1999.

           Comparison of Three Months Ended September 30, 1998 and 1999

Revenue

           Software License Revenue.    Our software license revenue increased from $3.6 million for the three months ended September 30, 1998, to $6.2 million for the three months ended September 30, 1999, representing growth of 71%. This increase was due primarily to increases in the number of software licenses sold, reflecting increased acceptance of our AppManager products and expansion of our field and inside sales organizations and our third-party channel partners.

           Service Revenue.    Service revenue increased from $450,000 for the three months ended September 30, 1998, to $1.4 million for the three months ended September 30, 1999, representing growth of 203%. This increase was due primarily to maintenance fees associated with new software licenses. Service revenue also increased as a percentage of total revenue due to the compounding effect of our base of installed licenses and due to a significant majority of our customers renewing their maintenance service agreements.

Cost of Revenue

           Cost of Software License Revenue.     Our cost of software license revenue includes the costs associated with software packaging, documentation, such as user manuals and CDs, and production, as well as non-employee commissions and royalties. Our cost of software license revenue has increased from $87,000, or 2% of software license revenue, for the three months ended September 30, 1998, to $156,000, or 3% of software license revenue, for the three months ended September 30, 1999. The increase in absolute dollar amount was due principally to increases in software license revenue. The percentage increase is due to the purchase of additional fulfillment services.

           Cost of Service Revenue.    Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic and on-site maintenance services and consulting services. Costs associated with training activities consist principally of allocated labor and departmental expenses as well as training materials. Cost of service revenue was $176,000 and $419,000 for the three months ended September 30, 1998 and 1999, respectively, representing 39% and 31% of related service revenue. The increase in dollar amount of cost of service revenue is primarily attributable to the growth in our installed customer base. Cost of service revenue as a percent of service revenue declined due primarily to economies of scale achieved as our revenue and installed base have grown. We expect service revenue to increase as a percentage of total revenue as our installed license base grows and, as a consequence, our cost of service revenue to increase in absolute dollars and as a percentage of total revenue.-

Operating Expenses

           Sales and Marketing.    Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, as well as expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows and lead generation activities. Sales and marketing expenses increased from $2.1 million for the three months ended September 30, 1998, to $4.1 million for the three months ended September 30, 1999. This increase in dollar amount was due primarily to the hiring of additional field sales, inside sales and marketing personnel, which increased from 52 people to 88 people during the period from September 30, 1998 to September 30, 1999, and expanding our sales infrastructure and third-party channel partners. Sales and marketing expenses represented 52% and 54% of total revenue for the three months ended September 30, 1998 and 1999, respectively. The increase in sales and marketing expenses as a percentage of total revenue was principally the result of hiring additional personnel and expanded marketing efforts. We expect to continue hiring additional sales and marketing personnel and to increase promotion, advertising and other marketing expenditures in the future. Accordingly, we expect sales and marketing expenses will increase in absolute dollars in future periods.

           Research and Development.    Our research and development expenses consist primarily of salaries and other personnel-related costs, as well as facilities costs, consulting fees and depreciation. These expenses increased from $884,000, or 22% of total revenue, for the three months ended September 30, 1998, to $1.7 million, or 23% of total revenue for the three months ended September 30, 1999. This increase in dollar amount resulted principally from increases in engineering and technical writing personnel, which increased from 28 people to 43 people at the end of each quarter, together with increases in third party developmental effort. To date, all research and development costs have been expensed as incurred in accordance with Statement of Financial Accounting Standards No. 86 as our current software development process is essentially completed concurrent with the establishment of technological feasibility. We expect to continue to devote substantial resources to product development such that research and development expenses will increase in absolute dollars in future periods.

           General and Administrative.    Our general and administrative expenses consist primarily of personnel costs for finance and administration, information systems and human resources, as well as professional services expenses such as legal and accounting, and provision for doubtful accounts. General and administrative expenses increased from $523,000 for the three months ended September 30, 1998, to $754,000 for the three months ended September 30, 1999, representing 13% and 10% of total revenues, respectively. The increase in dollar amount was due primarily to increased staffing necessary to manage and support our growth. General and administrative personnel increased from 7 people at September 30, 1998, to 19 people at September 30, 1999. Legal expenses were a significant cost for the three months ended September 30, 1998, amounting to $214,000 principally due to the Compuware litigation, for which a settlement was reached in January 1999 and final documentation was entered into and the claims dismissed in March 1999. The decrease in general and administrative expense as a percentage of total revenue was due primarily to the growth in total revenue and the decline in legal expense to $62,000 in the quarter ended September 30, 1999. We believe that our general and administrative expenses will increase in absolute dollars as we expand our administrative staff, add new financial and accounting software systems, and incur additional costs related to being a public company, such as expenses related to directors’ and officers’ liability insurance, investor relations and stock administration programs and increased professional fees.-

           Stock-Based Compensation.    During the three months ended September 30, 1998, we recorded deferred stock-based compensation of $575,000 relating to stock option grants to employees and non-employees. No deferred stock-based compensation was recorded in the three months ended September 30, 1999; however, due to attrition approximately $80,000 of the deferred stock-based compensation was reversed. These amounts are being amortized over the vesting periods of the granted options, which is generally four years for employees. During the three months ended September 30, 1998 and 1999, we recognized stock-based compensation expense of $364,000 and $178,000, respectively. At September 30, 1999, total deferred stock-based compensation was $1.9 million. We expect to amortize up to approximately $180,000 of deferred stock-based compensation each quarter through March 31, 2003.

            Interest Income, Net.    Interest income, net, represents interest income earned on our cash and cash equivalent balances and interest expense on our equipment loans and loan subordinated to our bank line of credit. For the three months ended September 30, 1998 and 1999, interest income, net, was $19,000 and $348,000, respectively. The increase in interest income, net is the result primarily of increased cash and cash equivalent balances due to proceeds from our initial public offering in July 1999.

           Income taxes.    We incurred net operating losses during the three months ended September 30, 1998 and consequently paid no federal, state or foreign income taxes. We recorded income tax expense of $122,000 for the three months ended September 30, 1999, representing the expected effective tax rate for fiscal year 2000.

Liquidity and Capital Resources

           We have funded our operations through June 30, 1999 primarily through private sales of preferred equity securities totaling $11.0 million and, to a lesser extent, through capital equipment leases and sales of common stock. In July 1999, we sold 3,000,000 shares of common stock in an underwritten public offering and in August 1999 sold an additional 450,000 shares through the exercise of underwriters’ over-allotment option for aggregate net proceeds of approximately $40.4 million.

           Our operating activities resulted in net cash inflows of $236,000 and $4.6 million in the three months ended September 30, 1998 and 1999, respectively. Sources of cash during the three months ended September 30, 1999 were principally a decrease in accounts receivable and increases in accounts payable, accrued compensation and deferred revenue. Uses of cash in the three months ended September 30, 1998 were principally for net losses, an increase in accounts receivable and a decrease in accrued compensation. Sources of cash in the three months ended September 30, 1998 were principally from stock-based compensation, a decline in prepaid expenses and increases in other liabilities and deferred revenue.

           Our investing activities resulted in net cash outflows, principally related to the acquisition of capital assets, of $440,000 and $375,000 in the three months ended September 30, 1998 and 1999, respectively.

           Financing activities provided cash of $31,000 in the three months ended September 30, 1998, related to the proceeds from the exercise of stock options. Financing activities provided net cash of $38.4 million in the three months ended September 30, 1999 principally from our initial public offering, net of cash paid to retire short-term and long-term debt.

           We believe that the net proceeds from our initial public offering and this offering, together with our cash balances and cash flow generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements, or for other purposes, and may seek to raise such additional funds through public or private equity financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products or technologies. We have no current plans, agreements or commitments, and are not currently engaged in any negotiations with respect to any such transaction.

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

Our Products

           In the ordinary course of our business, we test and evaluate our software products. We believe that our current AppManager Suite release is year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000, will not materially affect the performance of such software products or the ability of such products to correctly create, store, process and output information or data involving dates. However, we may learn that some modules do not contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. In addition, in the majority of our larger contracts with customers, we have warranted that the use or occurrence of dates on or after January 1, 2000, will not adversely affect the performance of our products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data. If any of our licensees experience year 2000 problems as a result of their use of our software products, those licensees could assert claims for damages. Many of our licensing agreements provide that if our products do not perform to their specifications, we will correct such problems or issue replacement software. If these corrective measures fail, we may refund the license fee associated with the non-performing product. To date we have not received any year 2000 related claims on our software products.

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

           As of the date of this report, all of our systems have been upgraded or replaced, as appropriate and validation and testing have been completed. However, due to the inherent complexities of the year 2000 issues, there can be no assurances that material unforeseen problems will not materialize.

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

           We do not believe that future expenditures to upgrade internal systems and applications will materially harm our business. In addition, although we do not know the potential costs of redeployment of personnel and any delays in implementing other projects, we anticipate the costs to be immaterial and we expect minimal adverse impact on our business.

Contingency Plans

           We have not developed a formal contingency plan for handling year 2000 problems that are not detected and corrected prior to their occurrence. Generally, we believe that non-product issues can be resolved with short-term manual solutions, the use of redundant server-hosting services contracted for by NetIQ, or other software or service solutions, We expect to deal with product-related issues, if any, in an expeditious manner by applying NetIQ engineering and other technical resources. Additional contingency planning activities will continue and we expect to institute appropriate contingency plans from time to time.

Customers’ Purchasing Patterns

           Prior to the end of 1999 and continuing into 2000, there is likely to be an increased customer focus on addressing year 2000 compliance issues. We believe that some customers have delayed deployment of new software, including new versions and product updates, and may continue to do so, to avoid the possibility of introducing or encountering any new year 2000 problems. We believe that some customers have chosen to defer new software product purchases to avoid year 2000 problems and there is a risk that existing or potential customers may also choose to defer new software product purchases as a result of year 2000 concerns. Moreover, customers may reallocate capital expenditures or personnel in order to fix year 2000 problems of existing systems instead of purchasing new software. If additional customers defer purchases or reallocate capital expenditures and personnel, it could lower our product sales and service revenue. In addition, year 2000 compliance issues also could cause a significant number of companies, including our current customers, to reevaluate their current system needs and, as a result, consider switching to other systems and suppliers.

Factors That May Affect Future Results

           The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements about our plans, objectives, expectations and intentions. Forward-looking statements include: statements regarding future products or product development; statements regarding future research and development spending and our product development strategy; statements regarding the levels of international sales; statements regarding future expenditures; and statements regarding Year 2000 compliance costs. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements.

Our revenue may not continue to grow at the same rate in the future as it has in the past.

           Although our revenue has grown substantially in recent quarters, we do not expect our revenue to grow at such a rapid rate in the future, and our revenue could in fact decline. Our total revenue has grown from $0.4 million in fiscal 1997 to $7.1 million in fiscal 1998 to $21.6 million in fiscal 1999 and from $4.1 million in the three months ended September 30, 1998 to $7.6 million in the three months ended September 30, 1999. This growth rate reflects the relatively recent introduction of our AppManager product suite in the U.S. and abroad. As our business matures, it is unlikely that our revenue will continue to grow at the same rapid pace as it has since we introduced AppManager in 1997. If our revenue does not increase at or above the rate analysts expect, the trading price for our common stock may decline. We believe that our future growth rates will depend on our ability to expand our penetration of our existing markets, which will require significant expenses that we may not have sufficient resources to undertake.

We have a history of losses, we expect to incur losses in the future and we may not become profitable.

           We were founded in June 1995, and our limited operating history makes it difficult to forecast our future operating results. Except for the quarter ended September 30, 1999, we have not been profitable in any quarter since inception, and we incurred net losses of $0.9 million for the period from inception through June 30, 1996, $2.3 million for fiscal 1997, $3.1 million for fiscal 1998 and $1.6 million for the fiscal 1999. As of September 30, 1999, we had an accumulated deficit of $7.5 million. We expect to achieve limited profitability and may incur net losses in the near future and possibly longer. We anticipate that our expenses will increase substantially in the foreseeable future as we continue to develop our technology, expand our distribution channels and increase our sales and marketing activities. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If we fail to increase our revenues to keep pace with our expenses, we could incur losses. We cannot be certain that we will sustain or increase our profitability on a quarterly or annual basis.

Unanticipated fluctuations in our quarterly operating results due to such factors as change in the demand for AppManager and changes in the market for Windows NT, Windows 2000 and related products could affect our stock price.

           We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful indicators of our future operating results, and you should not rely on them as an indication of our future performance. If our quarterly operating results fail to meet the expectations of analysts, the trading price of our common stock could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors described below and elsewhere in this section of our quarterly report, including many that are beyond our control. These factors include:

•	Changes in demand for AppManager or for applications management software solutions generally, including any changes in customer purchasing patterns relating to year 2000 concerns
•	Changes in demand for Windows NT and Windows 2000-based systems and applications
•	Increased competition in general and any changes in our pricing policies that may result from increased competitive pressures
•	Varying budgeting cycles of our customers and potential customers
•	Varying size, timing and contractual terms of enterprise-wide orders for our products
•	Our ability to develop and introduce on a timely basis new or enhanced versions of our products
•	Potential downturns in our customers’ businesses, in the domestic or international economies
•	Changes in the mix of revenue attributable to domestic and international sales
•	Software defects and other product quality problems
•	Changes in the mix of revenue attributable to higher-margin software license revenue as opposed to substantially lower-margin service revenue

New product introductions and pricing strategies by our competitors could adversely affect our ability to sell our products or could result in pressure to price our products in a manner that reduces our margins.

           We may not be able to compete successfully against our competitors and this could impair our ability to sell our products. The market for applications management software to help optimize the performance availability of Windows NT-based systems and applications is new, rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. New products for this market are frequently introduced and existing products are continually enhanced. Competition may also result in changes in pricing policies by us or our competitors which could hurt our ability to sell our products and could adversely affect our profits. Many of our current competitors have greater financial, technical, marketing, professional services and other resources than we do. For example, the annual revenue of each of our major competitors, including IBM, Computer Associates and BMC, approximates or exceeds $1 billion. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products than we can. Many of these companies have an extensive customer base and broad customer relationships, including relationships with many of our current and potential customers. If we are unable to respond as quickly or effectively to changes in customer requirements as our competition, our ability to grow our business and sell our products will be negatively affected. The market for Windows 2000-based systems and application is just emerging and is rapidly evolving and highly competitive, and we will face many of the same risks described above with respect to the Windows NT-based market in the Windows 2000-based market.

New competitors could emerge and this could impair our ability to grow our business and sell our products.

           We may face competition in the future from established companies who have not previously entered the market for applications management software for optimizing the performance and availability of Windows NT and Windows 2000-based systems and applications as well as from emerging companies. Barriers to entry in the software market are relatively low. Established companies may not only develop their own Windows NT and Windows 2000-based applications management solutions, but they may also acquire or establish cooperative relationships with our current competitors. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. If those future competitors are successful, we are likely to lose market share and our revenue would likely decline.

           We may face competition from Microsoft in the future.     Microsoft may enter the market for managing the performance and availability of Windows NT-based systems and applications in the future. This could materially adversely affect our competitive position and hurt our ability to sell our products. As part of its competitive strategy, Microsoft could bundle applications management software with its Windows NT and Windows 2000 operating system software, which could discourage potential customers from purchasing our products. Even if the standard features of future Microsoft operating system software were more limited than those of our AppManager products, a significant number of customers or potential customers might elect to accept more limited functionality in lieu of purchasing additional software. Moreover, competitive pressures resulting from this type of bundling could lead to price reductions for our products which would reduce our profit margins.

           Potential third party competition may create bundling or compatibility issues and adversely affect our ability to sell our products.    In addition to Microsoft, other potential competitors may bundle their products or incorporate applications management software for optimizing the performance availability of Windows NT and Windows 2000-based systems and applications into existing products, including for promotional purposes. In addition, our ability to sell our products will depend, in part, on the compatibility of our products with other third party products, such as messaging, Internet and database applications. Some of these third party software developers may change their products so that they will no longer be compatible with our products. If our competitors bundled their products in this manner or made their products incompatible with ours, this could materially adversely affect our ability to sell our products and could lead to price reductions for our products which could reduce our profit margins.

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

           Our domestic resellers order our products through Tech Data Corporation, which is currently our sole U.S. distributor. We intend to add additional U.S. and international distributors, but may not be able to do so and may not be able to maintain our existing relationship with Tech Data. Sales of our AppManager products through Tech Data accounted for approximately $1,163,000, or 6%, of software license revenue for fiscal 1999 and $820,000, or 13%, of software license revenue for the three months ended September 30, 1999. Our agreement with Tech Data is for successive one-year terms that expire each June, but is subject to automatic one year renewals unless either party provides a termination notice prior to the renewal date. Either party to the distribution agreement may terminate the contract upon 30 days written notice to the other party. Our current agreement with Tech Data does not prevent Tech Data from selling products of other companies, including those of our competitors, and does not require that Tech Data purchase minimum quantities of our products. Tech Data and any of our future distributors could give higher priority to the products of other companies than they give to our products. As a result, any significant reduction in sales volume through any of our current or future distribution partners could lower our revenue. In addition, sales through these channels generally have lower costs than direct sales and any significant decrease in sales through these channels could also lower our gross margins. Furthermore, our relationships with our distribution partners may not generate enough revenue to offset the significant resources used to develop these channels.

We will need to expand our field sales and inside sales organizations to grow our business and increase sales of our products.

           Because we rely heavily on our field sales and inside sales organizations, any failure to expand those organizations could limit our ability to sell our products and expand our market share. We are planning to significantly expand our field sales efforts in the U.S. and internationally and we are investing, and plan to continue to invest, substantial resources in this expansion. Despite these efforts, we may experience difficulty in recruiting and retaining qualified field sales personnel. Concurrent with expanding our field sales efforts, we are also expanding our efforts to sell our products through inside sales personnel who, in addition to working with our third party channel partners, sell our AppManager products through telephone sales efforts to customers typically having fewer than 100 Windows servers and that are not served through our field sales efforts or third party channels.

If the markets for Windows NT and Windows 2000 and applications management software for these systems and applications do not continue to develop as we anticipate, our ability to grow our business and sell our products will be adversely affected.

           Windows NT.    AppManager is designed to support Windows NT-based systems and applications and we expect our products to be dependent on the Windows NT market for the foreseeable future. If the market for Windows NT systems declines or develops more slowly than we currently anticipate, this would materially adversely affect our ability to grow our business, sell our products, and maintain profitability. Although the market for Windows NT has grown rapidly in recent periods, this growth may not continue at the same rate, or at all.

           Windows 2000.    We have adapted our AppManager product to support existing preliminary versions of Windows 2000 and are continuing to adapt it to support the commercially released version of Windows 2000 when it becomes available. As a result, we expect our products will become more dependent on the Windows
2000 market. If the market for Windows 2000 does not develop or develops more slowly than we currently anticipate, this would materially adversely affect our ability to grow our business, sell our products, and maintain profitability. Windows 2000 may not gain market acceptance if its launch is delayed beyond its expected release date. In addition, users of previous versions of Windows NT may decide to migrate to another operating system due to the delays or to improved functionality of some other vendor’s operating system. Windows 2000 may address more of the needs of our customers for systems administration and operations management, in which case our customers would not need to purchase our products to perform those functions.

           If there is a broader acceptance of other existing or new operating systems that provide enhanced capabilities, or offer similar functionality to Windows NT, or Windows 2000, at a lower cost, our business would likely suffer. In addition, federal and state regulatory authorities are currently engaged in broad antitrust-related actions against Microsoft. Recently, a federal judge released his findings of fact that many commentators believe contained a number of findings unfavorable to Microsoft’s position, including a finding that Microsoft has monopoly power. We cannot predict the course of these antitrust actions and to what extent they may affect the market for Microsoft’s Windows NT and Windows 2000 products, and our relationship with Microsoft. It is possible, however, that these actions may limit the market penetration of Microsoft’s Windows NT and Windows 2000 products.

           Applications Management Software for Windows NT and Windows 2000.    The market for applications management software for optimizing the performance and availability of Windows NT and Windows 2000-based systems and applications may not develop or may grow more slowly than we anticipate and this could materially adversely affect our ability to grow our business, sell our products, and achieve and maintain profitability. The rate of acceptance of our AppManager products is dependent upon the increasing complexity of businesses’ Windows NT and Windows 2000 environments as these businesses deploy additional servers and applications using this operating system. Many companies have been addressing their applications management needs for Windows NT and Windows 2000-based systems and applications internally and only recently have become aware of the benefits of third-party solutions, such as our AppManager products, as their needs have become more complex. Our future financial performance will depend in large part on the continued growth in the number of businesses adopting third party applications management software products and their deployment of these products on an enterprise-wide basis.

If a large number of the orders that are typically booked at the end of a quarter are not booked, our net income and revenue for that quarter could be substantially reduced.

           A significant portion of our software license revenue in any quarter depends on orders booked and shipped in the last month, weeks or days of that quarter. At the end of each quarter, we have minimal backlog of orders for the subsequent quarter. If a large number of orders or any large individual orders are not placed or are deferred, our net income and revenue in that quarter could be substantially reduced.

The lengthy sales cycle for our products makes our revenues susceptible to fluctuations.

           The delay or failure to complete sales, especially large, enterprise-wide sales, in a particular quarter or calendar year could reduce our quarterly and annual revenue. We have traditionally focused sales of our products to workgroups and divisions of a customer, resulting in a sales cycle ranging between 90 and 180 days. The sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

•	customers ’ budgetary constraints and internal acceptance procedures
•	concerns about the introduction or announcement of our or our competitors ’ new products, including product announcements by Microsoft relating to Windows NT or Windows 2000
•	customer requests for product enhancements

           Increasingly, we are focusing more of our selling effort on products for the customer’s entire enterprise. However, the sales cycle for these enterprise-wide sales typically can be significantly longer than the sales cycle for smaller-sized departmental sales. Enterprise-wide sales of our AppManager products require an extensive sales effort throughout a customer ’s organization because decisions to license and deploy this type of software generally involve the evaluation of the software by many people, in various functional and geographic areas, each often having specific and conflicting requirements. This evaluation process often requires significant efforts to educate information technology decision-makers about the benefits of our products for the Windows NT environment.

If customers that are delaying introducing new software products to their computing environments to avoid potential year 2000 problems also delay purchases of our software, our revenue will be lower.

           Prior to the end of 1999 and continuing into 2000, there is likely to be an increased customer focus on addressing year 2000 compliance issues. We believe that some customers have delayed deployment of new software, including new versions and product updates, and may continue to do so, to avoid the possibility of introducing or encountering any new year 2000 problems. We believe that some customers have chosen to defer new software product purchases to avoid year 2000 problems and there is a risk that additional existing or potential customers may also choose to defer new software product purchases as a result of year 2000 concerns. Moreover, customers may reallocate capital expenditures or personnel in order to fix year 2000 problems of existing systems instead of purchasing new software. If additional customers defer purchases or reallocate capital expenditures and personnel, it could lower our product sales and service revenue. In addition, year 2000 compliance issues also could cause a significant number of companies, including our current customers, to reevaluate their current system needs and, as a result, consider switching to other systems and suppliers.

We have experienced significant growth in our business in recent periods and our ability to manage this growth and any future growth will affect our ability to maintain profitability.

           Our ability to maintain profitability will depend in part on our ability to implement and expand operational, customer support and financial control systems and to train and manage our employees. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. In addition, we will need to expand our facilities to accomodate the growth in our personnel. Any failure to manage growth could divert management attention from executing our business plan and hurt our ability to successfully expand our business. Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. We have grown from 14 employees at June 30, 1996 to 150 employees at September 30, 1999. We have also opened 10 field sales offices and have significantly expanded our operations. We are currently implementing new financial and accounting systems and to be successful, we will need to expand our other infrastructure programs, including implementing additional management information systems, improving our operating and administrative systems and controls, training new employees and maintaining close coordination among our executive, engineering, accounting, finance, marketing, sales, operations and customer support organizations. In addition, our growth has resulted, and any future growth will result, in increased responsibilities for management personnel. Managing this growth will require substantial resources that we may not have.

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

           Any deterioration of our relationships with Microsoft could materially adversely affect our competitive position and our ability to develop, market and sell our products. We do not have any agreements to ensure that our existing relationships with Microsoft will continue or expand. We rely on our participation in Microsoft ’s testing and feedback programs to develop our technology and enhance the features and functionality of our software. Traditionally, Microsoft has not prohibited companies who develop software that supports Microsoft operating systems from participating in such programs. However, Microsoft may prohibit us from participating in such programs in the future for competitive or other reasons. Microsoft permits one of our engineers to work with its Windows NT development group at its Redmond, Washington headquarters. Microsoft also contracts for one of our engineers to provide support for Microsoft’s use of our products. However, Microsoft is not obligated to continue to work with our engineers. Additionally, we participate in joint marketing programs with Microsoft and count Microsoft as one of our significant customers.

If we are unable to successfully expand our international operations, this could adversely affect our ability to grow our business.

           We intend to expand the scope of our international operations and currently have field offices in London, Munich, Singapore, Sydney and Tokyo. If we are unable to expand our international operations successfully and in a timely manner, this could materially adversely affect our ability to increase revenue. Our continued growth and profitability will require continued expansion of our international operations, particularly in Europe and the Asia-Pacific region. We have only limited experience in developing, marketing, selling and supporting our products internationally and may not succeed in expanding our international operations.

The success of our international operations is dependent upon many factors which could adversely affect our ability to sell our products internationally and could affect our profitability.

           International sales represented approximately 10% of our total revenue in fiscal 1998, approximately 20% of total revenue in fiscal 1999 and approximately 23% in the three months ended September 30, 1999. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. The following factors may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally:

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

           Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging technologies, including technologies related to the development of the Windows NT and Windows 2000 operating system generally. If we do not enhance our products to meet these evolving needs, this could materially adversely affect our ability to remain competitive and sell our products. We will have to develop and introduce new products and enhancements to our existing AppManager products on a timely basis to keep pace with technological developments, evolving industry standards, changing customer requirements and competitive products that may render existing products and services obsolete. In addition, because our AppManager products are currently dependent upon Windows NT, we will need to continue to respond to technology advances in this operating system, including major revisions and the migration to Windows 2000. We cannot be sure that we will be able to completely adapt our products to work with the commercially released version of Windows 2000 so as to provide the same levels of functionality that our products provide with the current version of Windows NT. If our introduction of new systems management software products for Windows 2000 is not successful, our revenues could decline. Our position in the existing market for applications management software for optimizing performance and availability of Windows NT and Windows 2000-based systems and applications could be eroded rapidly by product advances. Consequently, the life cycles of our products are difficult to estimate. We expect that our product development efforts will continue to require substantial investments that we may not have the resources to make.

We may experience delays in developing our products that could adversely affect our ability to introduce new products, maintain our competitive position and grow our business.

           If we are unable, for technological or other reasons, to develop and introduce new and improved products in a timely manner, this could affect our ability to introduce new products, maintain our competitive position and grow our business and maintain profitability. We have experienced product development delays in new versions and update releases in the past and may experience similar or more significant product delays in the future. To date, none of these delays has materially affected our business. However, future delays may have a material adverse effect on our business. Difficulties in product development could delay or prevent the successful introduction or marketing of new or improved products or the delivery of new versions of our products to our customers.

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

           If our current customers do not purchase additional products, this would reduce our revenue. In order to increase software license revenue, our sales efforts target our existing customer base to expand these customers’ use of our AppManager products. Most of our current customers initially license a small portion of our products for pilot programs. Our customers may not license additional AppManager products and may not expand their use of our products. In addition, as we deploy new versions of our AppManager products or introduce new products, our current customers may not require the functionality of our new products and may not license these products. We also depend on our installed customer base for future revenue from maintenance renewal fees. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance. Our maintenance agreements are renewable annually at the option of our customers but there are no minimum payment obligations or obligations to license additional software.

Errors in our products could result in significant costs to us and could impair our ability to sell our products.

           Because our software products are complex, they may contain errors, or “bugs,” that can be detected at any point in a product’s life cycle. These errors could materially adversely affect our reputation which could result in significant costs to us and could impair our ability to sell our products. The costs we may incur in correcting any product errors may be substantial and could decrease our profit margins. While we continually test our products for errors and work with customers through our customer support services to identify and correct bugs, errors in our products may be found in the future. Testing for errors is complicated in part because it is difficult to simulate the highly complex computing environments in which our customers use our products as well as because of the increased functionality of our product offerings. In the past, we have discovered errors in our products and have experienced delays in the shipment of our products during the period required to correct these errors. These delays have principally related to new versions and product update releases. To date, none of these delays has materially affected our business. However, product errors or delays in the future could be material. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. Moreover, because our products support Windows NT and Windows 2000-based systems and applications, any software errors or bugs in the Windows NT or Windows 2000 operating server software or the systems and applications that our products manage may result in errors in the performance of our software.

We may be subject to product liability claims that could result in significant costs to us.

           We may be subject to claims for damages related to product errors in the future. A material product liability claim could materially adversely affect our business because of the costs of defending against these types of lawsuits, diversion of key employees ’ time and attention from the business and potential damage to our reputation. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. Some of our licensing agreements state that if our products fail to perform, we will correct or issue replacement software. Our standard license also states that we will not be liable for indirect or consequential damages caused by the failure of our products. Limitation of liability provisions like those in our license agreements, however, may not be effective under the laws of some jurisdictions if local laws treat those types of warranty exclusions as unenforceable. Although we have not experienced any product liability claims to date, the sale and support of our products involves the risk of such claims. In particular, issues relating to year 2000 compliance have increased awareness of the potential adverse effects of software defects and malfunctions.

We have warranted to a majority of our major licensees that our products will be year 2000 compliant and any problems our products experience with year 2000 issues could result in third party claims. Potential problems may occur in our third party equipment or software, which could result in significant costs.

           If any of our licensees experience year 2000 problems as a result of their use of our AppManager products, they could assert claims for damages which, if successful, could result in us incurring significant costs to us that could lower our profit margins. While we currently believe that our current software product releases are generally year 2000 compliant, we may learn that our software products do not contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. In addition, in a majority of our major software licenses, we have warranted that the use or occurrence of dates on or after January 1, 2000, will not adversely affect the performance of our products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data. In addition, we use third-party equipment and software that may not be year 2000 compliant. If this third-party equipment or software does not operate properly with regard to the year 2000, we may incur unexpected expenses to remedy any problems. Moreover, if our key systems, or a significant number of our systems, were to fail as a result of year 2000 problems, we could incur substantial costs and disruption of our business. For a more detailed description of our year 2000 preparedness assessment, see “—Year 2000 Compliance.”

We may acquire technologies or companies in the future which could cause disruption of our business or other risks.

           We may acquire technologies or companies or make investments in complementary companies, products or technologies. Such acquisitions entail many risks, any of which could materially harm our business. These risks include:

•	difficulty assimilating the acquired company’s personnel and operations
•	diversion of management’s attention
•	loss of our or the acquired businesses’ key personnel
•	dilution of our existing stockholders as a result of issuing equity securities
•	assumption of liabilities of the acquired company; and
•	incurring substantial expenses as a result of the transaction.

If we fail to protect our intellectual property rights, competitors may be able to use our technology or trademarks and this could weaken our competitive position, reduce our revenue and increase costs.

           Our success is heavily dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights and prevent competitors from using our technology in their products. These laws and procedures provide only limited protection. We have applied for three patents relating to our engineering work. These patents have been issued or approved for issuance but may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Our ability to sell our products and prevent competitors from misappropriating our proprietary technology and trade names is dependent upon protecting our intellectual property. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to our proprietary information underlying our licensed applications. Additionally, our competitors may independently develop similar or superior technology. Policing unauthorized use of software is difficult and some foreign laws do not protect our proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could materially adversely affect our business, future operating results and financial condition.

Third parties in the future for competitive or other reasons could assert that our products infringe their intellectual property rights. Such claims could injure our reputation and adversely affect our ability to sell our products.

           Third parties may claim that our current or future products infringe their proprietary rights and these claims, whether they have merit or not, could harm our business including by increasing our costs. We previously litigated a claim with Compuware alleging that we had infringed a third party’s intellectual property rights, and although this claim has been settled and no other claims of this nature are currently pending, any future claims could affect our relationships with existing customers and may prevent future customers from licensing our products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 19 of this prospectus for a further discussion of the Compuware litigation and settlement agreement. The intensely competitive nature of our industry and the important nature of technology to our competitors’ businesses may contribute to the likelihood of being subject to third party claims of this nature. Any such claims, with or without merit, could be time consuming, result in potentially significant litigation costs, including costs related to any damages we may owe resulting from such litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry grows and the functionality of products in different industry segments overlaps.

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

           We license technology that helps AppManager run our applications management modules from Summit Software on a non-exclusive, worldwide basis. Our AppManager product modules for Windows NT, Windows 2000, Windows NT Workstation and Super Console incorporate the Summit Software technology. Although our agreement allows us to continue to sell products using the Summit technology for a period of 24 months after the license terminates, our ability to sell our products could be adversely affected if we are not able to replace this technology on commercially reasonable terms. We license this technology on a year-to-year basis which is automatically renewed each August unless otherwise terminated. Our license for this technology is terminable by Summit upon 60 days notice in the event we breach our agreement with Summit, including our failure to pay royalty fees on a timely basis or any other material breach by us of the license agreement.

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
These provisions may also prevent changes in our management that our stockholders may favor. Our charter documents do not permit stockholders to act by written consent, limit the ability of stockholders to call a stockholders meeting and provide for a classified board of directors, which means stockholders can only elect, or remove, a limited number of our directors in any given year. Furthermore, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series. Our board of directors can fix the price, rights, preferences, privileges and restrictions of such preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. In addition, Delaware law may inhibit potential acquisition bids for NetIQ. We are subject to the antitakeover provisions of Delaware law which regulate corporate acquisitions. Delaware law prevents certain Delaware corporations, including NetIQ, from engaging, under certain circumstances, in a “business combination” with any “ interested stockholder” for three years following the date that such stockholder became an interested stockholder.

Our stock will likely be subject to substantial price and volume fluctuations which may prevent stockholders from reselling their shares at or above the price at which they purchased their shares.

           Fluctuations in the price and trading volume of our common stock may prevent stockholders from reselling their shares above the price at which they purchased their shares. Stock prices and trading volumes for many software companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the market price of our common stock without regard to our operating performance. In addition, our operating results may be below the expectations of public market analysts and investors. If this were to occur, the market price of our common stock would likely significantly decrease.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

            Our business is principally transacted in United States dollars. During the three months ended September 30, 1999, 7% of our invoices were in currencies other than the United States dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Germany, Japan, Singapore and the United Kingdom. We believe that a natural hedge exists in local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of September 30, 1999, we had no hedging contracts outstanding.

           At September 30, 1999 we had $52.3 million in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

PART II OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

           In September 1996, Compuware Corporation filed a complaint against us alleging misappropriation of trade secrets, copyright infringement, unfair competition and other claims. Compuware asserted these claims after a number of prior Compuware employees founded our company or later joined us as officers and employees. A settlement of these claims was reached in January 1999 and final documentation was entered into and the claims dismissed in March 1999. Prior to reaching a settlement with Compuware, we incurred significant expenses related to the litigation, primarily relating to legal fees, and management attention was partially diverted to this litigation matter. As part of the settlement in March 1999, Compuware loaned us $5.0 million, subordinated to our bank credit facility, with interest at 6% per year. Additionally, as part of the settlement in March 1999, we issued Compuware a warrant to purchase 280,025 shares of common stock at 90% of the per share sale price of shares sold to investors in our initial public offering. Compuware exercised the warrant in full upon the closing of our initial public offering at $11.70 per share. Pursuant to the completion of our initial public offering we paid approximately $1.8 million to satisfy a portion of our principal and interest obligation to Compuware, and the remaining $3.3 million loan obligation was cancelled in connection with Compuware’s exercise of the warrant. Additionally, as part of our settlement agreement, we agreed not to recruit personnel from Compuware until after December 31, 1999, or release any systems management software for managing UNIX systems on or before December 31, 1999.

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

           In August 1999, the Company issued to Compuware Corporation 280,025 shares of common stock upon exercise of a warrant that had been issued in connection with the settlement of litigation, brought by Compuware, in March 1999. Compuware paid $11.70 per share. The issuance of the shares was exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof. The issuance did not involve any underwriters, underwriting discounts or commissions or any public offering. Compuware represented its intention to acquire the shares for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificate issued. Compuware had adequate access through its relationship with NetIQ, to information about NetIQ.

Use of Proceeds

           In July 1999, the Company completed the sale of 3,000,000 shares of its Common Stock at a per share price of $13.00 in a firm commitment underwritten public offering. The offering was underwritten by Credit Suisse First Boston, BancBoston Roberston Stephens and Hambrecht & Quist LLC. In August 1999, an over-allotment option granted by the Company to the underwriters for the purchase of up to 450,000 additional shares of the Company’ s Common Stock was exercised in full by the underwriters.

           The Company received aggregate gross proceeds of $44.8 million in connection with its initial public offering. Of such amount, approximately $3.1 million was paid to the underwriters in connection with underwriting discounts, and approximately $1.3 million was paid by the Company in connection with offering expenses, including legal, accounting, printing, filing and other fees. The net proceeds to the Company after deduction of such commissions and expenses were approximately $40.4 million. There were no direct or indirect payments to officers or directors of the Company or any other person or entity. None of the offering proceeds have been used for the construction of plants, building or facilities or other purchase or installation of machinery or equipment, for the purchase of real estate, or for the acquisition of other businesses.

           Cash of approximately $1.8 million was paid to Compuware Corporation in partial repayment of the Company’s indebtedness to Compuware. The remaining portion of the our indebtedness to Compuware, in the amount of approximately $3.3 million, was cancelled in exchange for the issuance by the Company of 280,025 shares of the Company’s Common Stock to Compuware upon the exercise (in full) of a warrant issued to Compuware in March 1999. The loan was made and the warrant was issued to Compuware in connection with the settlement of a lawsuit filed by Compuware against the Company.

           Approximately, $349,000 of the proceeds was paid to a bank in full repayment of the Company’s long-term debt for equipment purchases.

           The Company currently is investing the net offering proceeds for future use as additional working capital. Such remaining net proceeds may be used for potential strategic investments or acquisitions that complement the Company’s products, services, technologies or distribution channels.

ITEM 3    DEFAULT UPON SENIOR SECURITIES

           Not applicable

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable

ITEM 5    OTHER INFORMATION

           Not applicable

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description

27.1(a)	Financial Data Schedule
___________
(b) Reports on Form 8-K: Not applicable

SIGNATURES

           Pursuant to the requirements of the Securities Act, NetIQ Corporation has duly caused this Quarterly Report on From 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 12th day of November, 1999.

NETIQ CORPORATION

Ching-Fa Hwang

/s/ CHING -FA HWANG
By:
Ching-Fa Hwang,
President and Chief Executive Officer

/s/ JAMES A. BARTH
By:
James A. Barth
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)