Form 10-Q
period 1999-12-31
NETIQ CORP
filed 2000-02-11
CIK 1084827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-26757

NetIQ CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	77-0405505
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5410 Betsy Ross Drive, Santa Clara, CA	95054
(Address of principal executive offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 par value
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

Yes  ☒     No    ☐

          As of January 31, 2000, the Registrant had outstanding 17,583,905 shares of Common Stock.

NetIQ CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED DECEMBER 31, 1999

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

NetIQ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31 1999	June 30, 1999(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 4,631	$ 9,634
Short-term investments	125,616	—
Accounts receivable, net of allowance for uncollectible accounts	6,200	6,395
Prepaid expenses	825	764

Total current assets	137,272	16,793
Property and equipment, net	1,895	1,465
Other assets	361	96

Total assets	$139,528	$18,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$ —	$ 5,144
Accounts payable	964	326
Accrued compensation and related benefits	2,082	1,100
Other liabilities	1,790	1,839
Deferred revenue	5,892	3,941

Total current liabilities	10,728	12,350
Long-term debt	—	205

Total liabilities	10,728	12,555

Stockholders’ equity:
Convertible preferred stock —$0.001; 5,000,000 shares authorized, zero outstanding at December 31, 1999; 11,100,000 shares authorized,
7,399,977 outstanding at June 30, 1999	—	10,955
Common stock—$0.001; 100,000,000 shares authorized,
17,106,396 shares outstanding at December 31, 1999;
30,000,000 shares authorized, 4,115,494 outstanding at June 30, 1999	136,451	4,909
Deferred stock-based compensation	(1,643)	(2,122)
Accumulated deficit	(6,038)	(7,943)
Accumulated other comprehensive income	30	—

Total stockholders’ equity	128,800	5,799

Total liabilities and stockholders’ equity	$139,528	$18,354

(1)	Derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	1999	1998	1999	1998
Software license revenue	$7,379	$4,519	$13,600	$8,159
Service revenue	1,743	628	3,108	1,078

Total revenue	9,122	5,147	16,708	9,237

Cost of software license revenue	173	158	329	245
Cost of service revenue	397	384	816	560

Total cost of revenue	570	542	1,145	805

Gross profit	8,552	4,605	15,563	8,432
Operating expenses:
Sales and marketing	4,851	2,864	8,975	4,989
Research and development	1,879	806	3,588	1,690
General and administrative	754	742	1,507	1,265
Stock-based compensation	174	661	352	1,025

Total operating expenses	7,658	5,073	14,422	8,969

Income (loss) from operations	894	(468)	1,141	(537)
Interest income (expense):
Interest income	901	66	1,283	85
Interest expense and other	17	(28)	(18)	(28)

Interest income, net	918	38	1,265	57

Income (loss) before income taxes	1,812	(430)	2,406	(480)
Income taxes	379	—	501	—

Net income (loss)	1,433	(430)	1,905	(480)

Other comprehensive income:
Foreign currency translation adjustments	26	—	1	—
Unrealized gain on short-term investments	29	—	29	—

Comprehensive income (loss)	$1,488	$ (430)	$ 1,935	$ (480)

Basic net income (loss) per share	$ 0.09	$(0.13)	$ 0.14	$(0.15)
Shares used to compute basic net income (loss) per share	15,709	3,397	13,832	3,235
Diluted net income (loss) per share	$ 0.08	$(0.13)	$ 0.11	$(0.15)
Shares used to compute diluted net income (loss) per share	17,556	3,397	16,868	3,235

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	1999	1998
Cash flows from operating activities:
Net income (loss)	$ 1,905	$ (480)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	347	155
Stock-based compensation	352	1,025
Stock issued in lieu of compensation	80	—
Gain on sale of property and equipment	—	8
Changes in:
Accounts receivable	176	(1,597)
Prepaid expenses	(59)	18
Accounts payable	636	126
Accrued compensation and related benefits	981	(98)
Other liabilities	690	244
Deferred revenue	1,958	1,727

Net cash provided by operating activities	7,066	1,128

Cash flows from investing activities:
Purchases of property and equipment	(769)	(570)
Proceeds from sales of property and equipment	—	11
Purchases of short-term investments	(206,288)	—
Proceeds from maturities of short-term investments	80,708	—
Other	(257)	(24)

Net cash used in investing activities	(126,606)	(583)

Cash flows from financing activities:
Repayments on short-term debt	(1,724)	—
Proceeds from borrowings	—	433
Repayments on long-term debt	(349)	(12)
Proceeds from sale of common stock, net of expenses	116,601	47

Net cash provided by financing activities	114,528	468

Effect of exchange rate changes	9	—

Net increase (decrease) in cash and cash equivalents	(5,003)	1,013
Cash and cash equivalents, beginning of period	9,634	3,358

Cash and cash equivalents, end of period	$ 4,631	$ 4,371

Noncash investing and financing activities:
Conversion of preferred stock to common stock	$ 10,955	$ —
Benefit from disqualifying dispositions of stock	$ 310	$ —
Supplemental disclosure of cash flow information—cash paid for:
Interest	$ 125	$ 4
Income taxes	$ 185	$ 2

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended December 31, 1999 and 1998
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

2.    Short-term Investments

           Short-term investments consist primarily of highly liquid debt instruments purchased with remaining maturity dates of greater than 90 days. Short-term investments are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included in stockholders’ equity, net of income taxes.

3.    Income Taxes

          Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is recorded to reduce net deferred tax assets to amounts that are more likely than not to be recognized. The income tax provision for the period ended December 31, 1999 reflects the expected tax expense based on the projected effective tax rate for fiscal year 2000.

4.    Foreign Currency Translation

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

          Effective July 1, 1999 the Company determined that the functional currencies of the foreign subsidiaries changed from the U.S. dollar to the local currencies. Accordingly, starting July 1, 1999, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at the exchange rates in effect as of the balance sheet date and results of operations for each subsidiary are translated using average rates in effect for the period presented. Translation adjustments are included in stockholders’ equity as accumulated other comprehensive income and as part of our comprehensive income or loss. The effect of the change in functional currencies did not have a material impact on our consolidated financial position, results of operations or cash flows.
NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
Six Months Ended December 31, 1999 and 1998
(Unaudited)

5.    Net Income (Loss) Per Share

          Basic net income (loss) per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted net income per share reflects potential dilution from preferred shares, warrants and outstanding stock options using the treasury stock method.

          The following is a reconciliation of weighted average shares used in computing net income (loss) per share for the three- and six-months ended December 31, 1999 and 1998 (in thousands):

	Three months ended December 31,		Six months ended December 31,
	1999	1998	1999	1998
Weighted average common shares outstanding	15,731	3,580	13,867	3,473
Weighted average common shares outstanding subject to repurchase	(22)	(183)	(35)	(238)

Shares used in computing basic net income (loss) per share	15,709	3,397	13,832	3,235

Weighted average common shares outstanding	15,731		13,867
Dilutive effect of options outstanding	1,825		1,807
Dilutive effect of preferred shares outstanding	—		1,166
Dilutive effect of warrants outstanding	—		28

Shares used in computing diluted net income per share	17,556		16,868

          The Company had a net loss for the three- and six-months ended December 31, 1998; therefore shares used in computing diluted net loss per share are equal to shares used for computing basic net loss per share.

6.    Public Offerings

          In July 1999, the Company sold 3,000,000 shares of common stock in an underwritten public offering and in August 1999 sold an additional 450,000 shares through the exercise of the underwriters’ over-allotment option for net proceeds of approximately $40.4 million. Simultaneously with the closing of the public offering, all 7,399,977 shares of the Company’s preferred stock were converted to common stock on a share for share basis. Additionally, Compuware Corporation exercised its warrant in full and purchased 280,025 shares of common stock. Proceeds from the warrant and cash of $1.8 million were used to pay off the $5.0 million note plus accrued interest due to Compuware and cash of $349,000 was used to pay off the equipment note to a financial institution.

          In December 1999, the Company sold 1,500,000 shares of common stock in an underwritten offering for net proceeds of approximately $75.5 million.

          In January 2000, the underwriters exercised their over-allotment option and the Company issued 387,000 additional shares for net proceeds of approximately $19.6 million.

ITEM 2     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the following discussion and under “Factors That May Affect Future Results” and elsewhere in this report on Form 10-Q.

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

          From our incorporation in June 1995 until the first sales of AppManager in February 1997, we were principally engaged in development-stage activities, including product development, sales and marketing efforts and recruiting qualified management and other personnel. Our total revenue has grown from $0.4 million in fiscal 1997, to $7.1 million in fiscal 1998 and to $21.6 million in fiscal 1999, and from $5.1 million and $9.2 million in the three and six months ended December 31, 1998, to $9.1 million and $16.7 million in the three and six months ended December 31, 1999. This rapid revenue growth reflects our relatively early stage of development, and we do not expect revenue to increase at the same rate in the future.

          Operating expenses grew from $2.7 million in fiscal 1997 to $9.8 million in fiscal 1998 and to $21.3 million in fiscal 1999, and from $5.1 million and $9.0 million in the three and six months ended December 31, 1998 to $7.7 million and $14.4 million in the three and six months ended December 31, 1999. Our operating expenses increased as we expanded our operations, including growing our employee base from 14 at June 30, 1996 to 133 at June 30, 1999 and to 161 at December 31, 1999. Our operating expenses, which include charges for stock-based compensation and a charge for settlement of litigation in fiscal 1999, together with cost of revenue have exceeded revenue in every quarter since inception except the two most recent quarters ended December 31, 1999. This reflects our strategy to make the investments necessary to capture market share and grow revenue as quickly as possible, while maintaining a high level of fiscal control, product quality and customer satisfaction. Our cumulative losses have resulted in an accumulated deficit of $6.0 million at December 31, 1999.

          We have derived the large majority of our revenue from software licenses. We also derive revenue from sales of annual maintenance service agreements and, to a lesser extent, consulting and training services. Service revenue has increased in each quarter as license revenue has increased and as the size of our installed base has grown. We expect service revenue to increase as a percentage of total revenue in the future and, as a consequence, our cost of service revenue to increase in absolute dollars. The pricing of the AppManager suite is based on the number of systems and applications managed, although volume and enterprise pricing is also available. Our customers typically purchase one year of product software maintenance with their initial license of our products. Thereafter, customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee equal to a fixed percentage of the current list price of the licensed product.

          Cost of software license revenue, as a percentage of software license revenue, has increased from 2% in fiscal 1997 to 4% in fiscal 1998 and fiscal 1999 and declined from 3% in each of the three and six months ended December 31, 1998 to 2% in each of the three and six months ended December 31, 1999. Cost of service revenue, as a percentage of service revenue, has declined from 242% in fiscal 1997 to 87% in fiscal 1998 and 40% in fiscal 1999 and from 61% and 52% in the three and six months ended December 31, 1998 to 23% and 26% in the three and six months ended December 31, 1999. Although service revenue has increased as a percentage of total revenue from 5% in fiscal 1997 to 7% in fiscal 1998 to 15% in fiscal 1999 and from 12% in each of the three and six months ended December 31, 1998 to 19% in each of the three and six months ended December 31, 1999, the declining cost of service revenue has resulted in an increase in overall gross margin from 86% in fiscal 1997 to 91% in fiscal 1998 and fiscal 1999 and from 89% and 91% in the three and six months ended December 31, 1998 to 94% and 93% in the three and six months ended December 31, 1999.

          We anticipate that service revenue will increase as a percentage of total revenue in the future as customers continue to renew maintenance service contracts and, if we are unable to reduce the costs of service revenue, our margins may decline.

          We sell our products through both our direct sales force, which includes our field and inside sales personnel, as well as through indirect channels, such as distributors, value-added resellers and original equipment manufacturers. To date, the majority of our sales have resulted from the efforts of our field and inside sales personnel. However, license revenue through our third-party channel partners represented approximately 10% of total revenue in fiscal 1998 and 32% of total license revenue in fiscal 1999 and 35% of total revenue in the six months ended December 31, 1999, and our strategy is to increase sales through third-party channel partners. Two customers accounted for 45% and 12% of total revenue in fiscal 1997. During both fiscal 1998 and fiscal 1999 and the six months ended December 31, 1999, no single customer accounted for more than 10% of our total revenue. International sales did not account for any of our revenue in fiscal 1997, but represented 10% of total revenue in fiscal 1998, 20% of total revenue in fiscal 1999 and 25% of total revenue in the six months ended December 31, 1999. We anticipate that as we expand our international sales efforts, the percentage of revenue derived from international sources will continue to increase.

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

          In September 1996, Compuware Corporation filed a complaint against us alleging misappropriation of trade secrets, copyright infringement, unfair competition and other claims. Compuware asserted these claims after a number of prior Compuware employees founded our company or later joined us as officers and employees. A settlement of these claims was reached in January 1999 and final documentation was entered into and the claims dismissed in March 1999. Prior to reaching a settlement with Compuware, we incurred significant expenses related to the litigation, primarily relating to legal fees, and management attention was partially diverted to this litigation matter. As part of the settlement in March 1999, Compuware loaned us $5.0 million, subordinated to our bank credit facility, with interest at 6% per year. Additionally, as part of the settlement in March 1999, we issued Compuware a warrant to purchase 280,025 shares of common stock at 90% of the per share sale price of shares sold to investors in our initial public offering. Compuware exercised the warrant in full upon the closing of our initial public offering, paying $11.70 per share and sold all of their shares in the follow-on public offering in December 1999. Pursuant to the completion of our initial public offering we paid approximately $1.8 million to satisfy our note and interest obligation to Compuware, and the remaining $3.3 million was cancelled in connection with Compuware’s exercise of the warrant. Additionally, as part of our settlement agreement, we agreed not to hire personnel from Compuware until after December 31, 1999, or release any systems management software for managing UNIX systems on or before December 31, 1999.

Comparison of the Three and Six Months Ended December 31, 1998 and 1999

Revenue

           Software License Revenue—Our software license revenue increased from $4.5 million and $8.2 million for the three and six months ended December 31, 1998, to $7.4 million and $13.6 million for the three and six months ended December 31, 1999, representing growth of 63% and 67% during the respective periods. This increase was due primarily to increases in the number of software licenses sold, reflecting increased acceptance of our AppManager products and expansion of our field and inside sales organizations and our third-party channel partners.

           Service Revenue—Service revenue increased from $628,000 and $1.1 million for the three and six months ended December 31, 1998 to $1.7 million and $3.1 million for the three and six months ended December 31, 1999, representing growth of 178% and 188%. This increase was due primarily to maintenance fees associated with new software licenses. Service revenue also increased as a percentage of total revenue due to the compounding effect of our base of installed licenses and due to a significant majority of our customers renewing their maintenance service agreements.

Cost of Revenue

          Cost of Software License Revenue—Our cost of software license revenue includes the costs associated with software packaging, documentation, such as user manuals and CDs, and production, as well as non-employee commissions and royalties. Our cost of software license revenue has changed from $158,000 and $245,000, or 3% of software license revenue, for the three and six months ended December 31, 1998, to $173,000 and $329,000, or 2% of software license revenue, for the three and six months ended December 31, 1999. The increase in absolute dollar amount was due principally to increases in software license revenue. The decrease in percentage is due to leveraging the fixed costs over a larger revenue base.

          Cost of Service Revenue—Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic and on-site maintenance services, consulting services and training. Cost of service revenue was $384,000 and $560,000, and $397,000 and $816,000 for the three and six months ended December 31, 1998 and 1999, respectively, representing 61% and 52%, and 23% and 26% of service revenue, respectively. The increase in dollar amount of cost of service revenue is primarily attributable to the growth in our installed customer base. Cost of service revenue as a percentage of service revenue declined due primarily to economies of scale achieved as our revenue and installed base have grown. We expect service revenue to increase as a percentage of total revenue as our installed license base grows and, as a consequence, our cost of service revenue to increase in absolute dollars and as a percentage of total revenue.

Operating Expenses

          Sales and Marketing—Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, as well as expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows and lead generation activities. Sales and marketing expenses increased from $2.9 million and $5.0 million for the three and six months ended December 31, 1998, to $4.9 million and $9.0 million for the three and six months ended December 31, 1999. This increase in dollar amount was due primarily to the hiring of additional field sales, inside sales and marketing personnel, which increased from 55 people to 82 people at December 31, 1998 and December 31, 1999, and expanding our sales infrastructure and third-party channel partners. Sales and marketing expenses represented 54% of total revenue for the six months ended December 31, 1998 and 1999, respectively. We expect to continue hiring additional sales and marketing personnel and to increase promotion, advertising and other marketing expenditures in the future. Accordingly, we expect sales and marketing expenses will increase in absolute dollars in future periods.

           Research and Development—Our research and development expenses consist primarily of salaries and other personnel-related costs, as well as facilities costs, consulting fees and depreciation. These expenses increased from $806,000 and $1.7 million or 16% and 18% of total revenue, respectively, for the three and six months ended December 31, 1998, to $1.9 million and $3.6 million, or 21%, total revenue in each period, for the three and six months ended December 31, 1999. This increase in dollar amount resulted principally from increases in engineering and technical writing personnel, which increased from 31 people to 53 people at the end of each period, together with increases in third party development effort. To date, all research and development costs have been expensed as incurred in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 as our current software development process is essentially completed concurrent with the establishment of technological feasibility. We expect to continue to devote substantial resources to product development such that research and development expenses will increase in absolute dollars in future periods.

           General and Administrative—Our general and administrative expenses consist primarily of personnel costs for finance and administration, information systems and human resources, as well as professional services expenses such as legal and accounting, and provision for doubtful accounts. General and administrative expenses increased from $742,000 and $1.3 million for the three and six months ended December 31, 1998, to $754,000 and $1.5 million for the three and six months ended December 31, 1999. General and administrative expenses represented 14% of total revenue for the three and six months ended December 31, 1998 and 8% and 9% of total revenue for the three and six months ended December 31, 1999. The increase in dollar amount was due primarily to increased staffing necessary to manage and support our growth. General and administrative personnel increased from 10 people at December 31, 1998, to 18 people at December 31, 1999. Legal expense was a significant cost for the six months ended December 31, 1998, amounting to $554,000 principally due to the Compuware litigation, for which a settlement was reached in January 1999 and final documentation was entered into and the claims dismissed in March 1999. The decrease in general and administrative expense as a percentage of total revenue was due primarily to the growth in total revenue and the decline in legal expense to $125,000 for the six months ended December 31, 1999. We believe that our general and administrative expenses will increase in absolute dollars as we expand our administrative staff, add new financial and accounting software systems, and incur additional costs related to being a public company, such as expenses related to directors’ and officers ’ liability insurance, investor relations, stock administration programs and increased professional fees.

           Stock-Based Compensation—During the three and six months ended December 31, 1998, we recorded deferred stock-based compensation of $575,000 and $1.9 million relating to stock option grants to employees and non-employees. No deferred stock-based compensation was recorded in the three and six months ended December 31, 1999. However, due to employee attrition, approximately $80,000 and $126,000 of the deferred stock-based compensation was reversed. These net amounts are being amortized over the vesting periods of the granted options, which is generally four years for employees. During the three and six months ended December 31, 1998 and 1999, we recognized stock-based compensation expense of $661,000, $1,025,0000, $174,000 and $352,000, respectively. At December 31, 1999, total deferred stock-based compensation was $1.6 million. We expect to amortize up to approximately $173,000 of deferred stock-based compensation each quarter through March 31, 2003.

           Interest Income (Expense)—Interest income (expense), represents interest income earned on our cash and cash equivalent balances, interest expense on our equipment loans and loan subordinated to our bank line of credit, and gain on foreign exchange transactions. For the three and six months ended December 31, 1998 and 1999, interest income (expense), was $38,000 and $57,000, and $918,000 and $1,265,000, respectively. The increase in interest income, net is the result primarily of increased cash and cash equivalent balances due to the proceeds from our public offerings in July and December 1999.

          Income Taxes—We incurred net operating losses during the three and six months ended December 31, 1998 and consequently paid no federal, state or foreign income taxes. We recorded income tax expense of $379,000 and $501,000 for the three and six months ended December 31, 1999, representing the expected effective tax rate for fiscal year 2000.

Liquidity and Capital Resources

          We have funded our operations through June 30, 1999 primarily through private sales of preferred equity securities, totaling $11.0 million and, to a lesser extent, through capital equipment leases and sales of common stock.

          In July 1999, we sold 3,000,000 shares of common stock in an underwritten public offering and in August 1999 sold an additional 450,000 shares through the exercise of underwriters’ over-allotment option for aggregate net proceeds of approximately $40.4 million.

          Proceeds from the initial public offering were used to pay off the short-term and long-term debts to Compuware and a financial institution.

          In December 1999, the Company sold 1,500,000 shares of common stock in an underwritten offering for net proceeds of approximately $75.5 million.

          Our operating activities resulted in net cash inflows of $1.1 million and $6.8 million during the six months ended December 31, 1998 and 1999, respectively. Uses of cash during the six months ended December 31, 1998 were principally for net losses and increases in accounts receivable and accrued compensation. Sources of cash during the six months ended December 31, 1998 were principally from stock-based compensation, and increases in accounts payable, other liabilities and deferred revenue. Sources of cash during the six months ended December 31, 1999 were principally from net income of $1.9 million and increases in accounts payable, accrued compensation, other liabilities and deferred revenue.

          Our investing activities resulted in net cash outflows, principally related to the acquisition of capital assets, of $583,000 in the six months ended December 31, 1998. During the six months ended December 31, 1999, investing activities resulted in cash outflows of $126.6 million mainly for net purchases of short-term investments.

          Financing activities provided cash of $468,000 in the six months ended December 31, 1998, related to the proceeds on the equipment loan and the exercise of stock options. Financing activities provided net cash of $114.5 million in the six months ended December 31, 1999 principally from our public offerings, net of cash paid to Compuware and a financial institution to retire short-term and long-term debt.

          At December 31, 1999 we do not have any significant commitments outstanding.

Recent Developments

          In January 2000, the underwriters of our secondary public offering of common stock exercised their over-allotment option and the Company issued 387,000 additional shares for net proceeds of approximately $19.6 million.

          We believe that the net proceeds from our public offerings, together with our cash balances and cash flow generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for the next 12 months. Thereafter, we may require additional funds to support our working capital requirements, or for other purposes, and may seek to raise such additional funds through public or private equity financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products or technologies.

Year 2000 Compliance

          Many computer systems had been expected to experience problems handling dates for the year 2000. The year 2000 issue arose as a result of certain computer programs being written using two digits rather than four to define the applicable year. Consequently, these computer programs were unable to distinguish between 21st century dates and 20th century dates and could have caused computer system failures or miscalculations that could result in significant business disruptions.

          Over the past year we have been testing our systems and products to evaluate year 2000 problems, executing remediation activities to fix non-compliant systems and monitoring and testing them. To date, we have not experienced any problems complying with the year 2000 issue and have not been informed of any failures of our products from customers.

          It is possible, however, that our customers or we may encounter year 2000 problems at a later time. If such problems were to arise, we could incur substantial costs or the interruption in or a failure of certain normal business activities or operations, which could hurt our business. If our customers experience year 2000 related problems as a result of their use of our software products, then those customers could assert claims for damages which, if successful, could result in significant costs to us, damage to our operations or adversely affect our ability to sell our products.

Factors That May Affect Future Results

Our revenue may not continue to grow at the same rate in the future as it has in the past.

          Although our revenue has grown substantially in recent quarters, we do not expect our revenue to grow at such a rapid rate in the future, and our revenue could in fact decline. Our total revenue has grown from $0.4 million in fiscal 1997 to $7.1 million in fiscal 1998 to $21.6 million in fiscal 1999 and from $9.2 million in the six months ended December 31, 1998 to $16.7 million in the six months ended December 31, 1999. This growth rate reflects the relatively recent introduction of our AppManager product suite in the U.S. and abroad. As our business matures, it is unlikely that our revenue will continue to grow at the same rapid pace as it has since we introduced AppManager in 1997. If our revenue does not increase at or above the rate analysts expect, the trading price for our common stock may decline. We believe that our future growth rates will depend on our ability to expand our penetration of our existing markets, which will require significant expenses that we may not have sufficient resources to undertake.

We have a history of losses, we expect to incur losses in the future and we may not become profitable.

          We were founded in June 1995, and our limited operating history makes it difficult to forecast our future operating results. Except for the two most recent quarters ended December 31, 1999, we have not been profitable in any quarter since inception, and we incurred net losses of $0.9 million for the period from inception through June 30, 1996, $2.3 million for fiscal 1997, $3.1 million for fiscal 1998 and $1.6 million for fiscal 1999. For the three and six months ended December 1999, we had net income of $1.5 million and $1.9 million, respectively, but as of December 31, 1999, we had an accumulated deficit of $6.0 million. We expect to achieve limited profitability in the near future. We anticipate that our expenses will increase substantially in the foreseeable future as we continue to develop our technology, expand our distribution channels and increase our sales and marketing activities. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If we fail to increase our revenues to keep pace with our expenses, we could incur losses. We cannot be certain that we will sustain or increase our profitability on a quarterly or annual basis.

Unanticipated fluctuations in our quarterly operating results due to such factors as change in the demand for AppManager and changes in the market for Windows NT, Windows 2000 and related products could affect our stock price.

          We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful indicators of our future operating results, and should not be relied on as an indication of our future performance. If our quarterly operating results fail to meet the expectations of analysts, the trading price of our common stock could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors described below and elsewhere in this section of our quarterly report, including many that are beyond our control. These factors include:

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

          We may not be able to compete successfully against our competitors and this could impair our ability to sell our products. The market for applications management software to help optimize the performance availability of Windows NT-based systems and applications is new, rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. New products for this market are frequently introduced and existing products are continually enhanced. Competition may also result in changes in pricing policies by us or our competitors that could hurt our ability to sell our products and could adversely affect our profits. Many of our current competitors have greater financial, technical, marketing, professional services and other resources than we do. For example, the annual revenue of each of our major competitors, including IBM, Computer Associates and BMC, approximates or exceeds $1 billion. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products than we can. Many of these companies have an extensive customer base and broad customer relationships, including relationships with many of our current and potential customers. If we are unable to respond as quickly or effectively to changes in customer requirements as our competition, our ability to grow our business and sell our products will be negatively affected. The market for Windows 2000-based systems and application is just emerging and is rapidly evolving and highly competitive, and we will face many of the same risks described above with respect to the Windows NT-based market in the Windows 2000-based market.

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

          Our North American resellers order our products through Tech Data Corporation, which is currently our sole North American distributor. We intend to add additional U.S. and international distributors, but may not be able to do so and may not be able to maintain our existing relationship with Tech Data. Sales of our AppManager products through Tech Data accounted for approximately $1,163,000, or 6%, of software license revenue for fiscal 1999 and $1,408,000, or 10% of software license revenue for six months ended December 31, 1999, respectively. Our agreement with Tech Data is for successive one-year terms that expire each June, but is subject to automatic one-year renewals unless either party provides a termination notice prior to the renewal date. Either party to the distribution agreement may terminate the contract upon 30 days written notice to the other party. Our current agreement with Tech Data does not prevent Tech Data from selling products of other companies, including those of our competitors, and does not require that Tech Data purchase minimum quantities of our products. Tech Data and any of our future distributors could give higher priority to the products of other companies than they give to our products. As a result, any significant reduction in sales volume through any of our current or future distribution partners could lower our revenue. In addition, sales through these channels generally have lower costs than direct sales and any significant decrease in sales through these channels could also lower our gross margins. Furthermore, our relationships with our distribution partners may not generate enough revenue to offset the significant resources used to develop these channels.

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

          The delay or failure to complete sales, especially large, enterprise-wide sales, in a particular quarter or calendar year could reduce our quarterly and annual revenue. We have traditionally focused sales of our products to workgroups and divisions of a customer, resulting in a sales cycle ranging between 90 and 180 days. The sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and internal acceptance procedures

•	concerns about the introduction or announcement of our or our competitors’ new products, including product announcements by Microsoft relating to Windows NT or Windows 2000

•	customer requests for product enhancements

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

          Our ability to maintain profitability will depend in part on our ability to implement and expand operational, customer support and financial control systems and to train and manage our employees. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. In addition, we will need to expand our facilities to accommodate the growth in our personnel. Any failure to manage growth could divert management attention from executing our business plan and hurt our ability to successfully expand our business. Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. We have grown from 14 employees at June 30, 1996 to 161 employees at December 31, 1999. We have also opened 10 field sales offices and have significantly expanded our operations. We are currently implementing new financial and accounting systems and to be successful, we will need to expand our other infrastructure programs, including implementing additional management information systems, improving our operating and administrative systems and controls, training new employees and maintaining close coordination among our executive, engineering, accounting, finance, marketing, sales, operations and customer support organizations. In addition, our growth has resulted, and any future growth will result, in increased responsibilities for management personnel. Managing this growth will require substantial resources that we may not have.

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

          Any deterioration of our relationships with Microsoft could materially adversely affect our competitive position and our ability to develop, market and sell our products. We do not have any agreements to ensure that our existing relationships with Microsoft will continue or expand. We rely on our participation in Microsoft’s testing and feedback programs to develop our technology and enhance the features and functionality of our software. Traditionally, Microsoft has not prohibited companies who develop software that supports Microsoft operating systems from participating in such programs. However, Microsoft may prohibit us from participating in such programs in the future for competitive or other reasons. Microsoft permits one of our engineers to work with its Windows NT and Windows 2000 development group and another one with its Exchange development group, at its Redmond, Washington headquarters. Microsoft also contracts for one of our engineers to provide support for Microsoft’s use of our products. However, Microsoft is not obligated to continue to work with our engineers. Additionally, we participate in joint marketing programs with Microsoft and count Microsoft as one of our significant customers.

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

           International sales represented approximately 10% of our total revenue in fiscal 1998, approximately 20% of total revenue in fiscal 1999 and approximately 25% in the six months ended December 31, 1999, respectively. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. The following factors may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally:

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

• Recessionary environments in foreign economies

• Problems in collecting accounts receivable

• Difficulties in staffing and managing international operations

• Limited or unfavorable intellectual property protection

If we do not respond adequately to our industry’s evolving technology standards or do not continue to meet the sophisticated needs of our customers, sales of our products may decline.

          Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging technologies, including technologies related to the development of the Windows NT and Windows 2000 operating system generally. If we do not enhance our products to meet these evolving needs, this could materially adversely affect our ability to remain competitive and sell our products. We will have to develop and introduce new products and enhancements to our existing AppManager products on a timely basis to keep pace with technological developments, evolving industry standards, changing customer requirements and competitive products that may render existing products and services obsolete. In addition, because our AppManager products are currently dependent upon Windows NT, we will need to continue to respond to technology advances in this operating system, including major revisions and the migration to Windows 2000. We cannot be sure that we will be able to completely adapt our products to work with the commercially released version of Windows 2000 so as to provide the same levels of functionality that our products provide with the current version of Windows NT. If our introduction of new systems management software products for Windows 2000 is not successful, our revenues could decline. Product advances could rapidly erode our position in the existing market for applications management software for optimizing performance and availability of Windows NT and Windows 2000-based systems and applications. Consequently, the life cycles of our products are difficult to estimate. We expect that our product development efforts will continue to require substantial investments that we may not have the resources to make.

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

          Because our software products are complex, they may contain errors, or “bugs, ” that can be detected at any point in a product’s life cycle. These errors could materially adversely affect our reputation which could result in significant costs to us and could impair our ability to sell our products. The costs we may incur in correcting any product errors may be substantial and could decrease our profit margins. While we continually test our products for errors and work with customers through our customer support services to identify and correct bugs, errors in our products may be found in the future. Testing for errors is complicated in part because it is difficult to simulate the highly complex computing environments in which our customers use our products as well as because of the increased functionality of our product offerings. In the past, we have discovered errors in our products and have experienced delays in the shipment of our products during the period required to correct these errors. These delays have principally related to new versions and product update releases. To date, none of these delays has materially affected our business. However, product errors or delays in the future could be material. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. Moreover, because our products support Windows NT and Windows 2000-based systems and applications, any software errors or bugs in the Windows NT or Windows 2000 operating server software or the systems and applications that our products manage may result in errors in the performance of our software.

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

          We may acquire technologies or companies or make investments in complementary companies, products or technologies. Such acquisitions entail many risks, any of which could materially harm our business. These risks include:

•	difficulty assimilating the acquired company’s personnel and operations

•	diversion of management ’s attention

•	loss of our or the acquired businesses’ key personnel

•	dilution of our existing stockholders as a result of issuing equity securities

•	assumption of liabilities of the acquired company; and

•	incurring substantial expenses as a result of the transaction.

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

Potential year 2000 problems may occur which could result in significant costs to the Company.

          To date, we have not experienced any disruption of our business or key systems as a result of year 2000 problems. Similarly, we have not been informed of any year 2000 problems encountered by our customers relating to their use of our software products. It is possible, however, that our customers or we may encounter year 2000 problems at a later time. If such problems were to arise, we could incur substantial costs or the interruption in or a failure of certain normal business activities or operations, which could hurt our business. If our customers experience year 2000 related problems as a result of their use of our software products, then those customers could assert claims for damages which, if successful, could result in significant costs to us, damage to our operations or adversely affect our ability to sell our products.

Provisions in our charter documents and in Delaware law may discourage potential acquisition bids for NetIQ and prevent changes in our management which our stockholders may favor.

           Provisions in our charter documents could discourage potential acquisition proposals and could delay or prevent a change in control transaction that our stockholders may favor. These provisions could have the effect of discouraging others from making tender offers for our shares, and as a result, these provisions may prevent the market price of our common stock from reflecting the effects of actual or rumored takeover attempts and may prevent stockholders from reselling their shares at or above the price at which they purchased their shares. These provisions may also prevent changes in our management that our stockholders may favor. Our charter documents do not permit stockholders to act by written consent, limit the ability of stockholders to call a stockholders meeting and provide for a classified board of directors, which means stockholders can only elect, or remove, a limited number of our directors in any given year. Furthermore, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series. Our board of directors can fix the price, rights, preferences, privileges and restrictions of such preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. In addition, Delaware law may inhibit potential acquisition bids for NetIQ. We are subject to the antitakeover provisions of Delaware law which regulates corporate acquisitions. Delaware law prevents certain Delaware corporations, including NetIQ, from engaging, under certain circumstances, in a “business combination” with any “interested stockholder” for three years following the date that such stockholder became an interested stockholder.

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

          Our business is principally transacted in the United States dollar. During the six months ended December 31, 1999, 6% of our invoices were in currencies other than the United States dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Germany, Japan, Singapore and the United Kingdom. We believe that a natural hedge exists in local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. The Company assesses the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of December 31, 1999, we had no hedging contracts outstanding.

          At December 31, 1999 we had $4.6 million in cash and cash equivalents and $125.6 million in short-term investments. A hypothetical 10 percent increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

PART II    OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

          Not applicable.

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS

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

          Cash of approximately $1.8 million was paid to Compuware Corporation in partial repayment of the Company’s indebtedness to Compuware in connection with the settlement of a lawsuit filed by Compuware against the Company. The remaining portion of the our indebtedness to Compuware, in the amount of approximately $3.3 million, was cancelled in exchange for the issuance by the Company of 280,025 shares of the Company’s Common Stock to Compuware upon the exercise of a warrant issued to Compuware in March 1999.

           Approximately $349,000 of the proceeds was paid to a bank in full repayment of the Company’s long-term debt for equipment purchases.

          The Company currently is investing the remaining net offering proceeds for future use as additional working capital. Such remaining net proceeds may be used for potential strategic investments or acquisitions that complement the Company’s products, services, technologies or distribution channels.

ITEM 3     DEFAULT UPON SENIOR SECURITIES

          Not applicable.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          We had an Annual Meeting of Stockholders on November 11, 1999. The following matters were submitted to a vote of the stockholders:

          1. Election of Two Class I directors to serve a three-year term expiring at the 2002 Annual Meeting of Stockholders:

	VOTES
	For	Withheld	Abstentions	Broker non-votes
Herbert Chang	10,772,488	17,293	—	—
Ying-Hon Wong	10,772,488	17,293	—	—

           Each of the following director’s term of office as a director continued after the Annual Meeting:

Her-Daw Che

Louis Cole

Ching-Fa Hwang

Alan Kaufman

          2. Ratification of the appointment of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending June 30, 2000:

VOTES
For	Against	Abstentions	Broker non-votes
10,784,383	1,265	4,133	—

ITEM 5     OTHER INFORMATION

          Not applicable.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits.

Exhibit Number	Description
27.1	Financial Data Schedule

          (b)   Reports on Form 8-K: Not applicable.

SIGNATURES

          Pursuant to the requirements of the Securities Act, NetIQ Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 11th day of February, 2000.

NetIQ CORPORATION

/s/ CHING -FA HWANG
By:
Ching-Fa Hwang,
President and Chief Executive Officer

/s/ JAMES A. BARTH
By:
James A. Barth
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)