Form 10-Q
period 2000-03-31
NETIQ CORP
filed 2000-05-15
CIK 1084827

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                             _____________________

                                   Form 10-Q

             [X]  Quarterly report pursuant to section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the quarterly period ended March 31, 2000

                                      OR

             [ ]  Transition report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the transition period from ____ to ____

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

                                (408) 330-7000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of April 30, 2000, the Registrant had outstanding 17,962,501 shares of Common Stock.
================================================================================

                               NetIQ Corporation

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 2000

                                                                                                            Page
                 PART I       FINANCIAL INFORMATION
ITEM 1                        FINANCIAL STATEMENTS

                                Condensed Consolidated Balance Sheets                                           3

                                Condensed Consolidated Statements of                                            4
                                Operations and Comprehensive Income

                                Condensed Consolidated Statements of Cash                                       5
                                Flows

                                Notes to Condensed Consolidated Financial                                       6
                                Statements

ITEM 2                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                          10
                              FINANCIAL CONDITION AND RESULTS OF
                              OPERATIONS

ITEM 3                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                       30

                PART II       OTHER INFORMATION

ITEM 1                        LEGAL PROCEEDINGS                                                                31

ITEM 2                        CHANGES IN SECURITIES AND USE OF PROCEEDS                                        31

ITEM 3                        DEFAULT UPON SENIOR SECURITIES                                                   31

ITEM 4                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                                                                                               31
ITEM 5                        OTHER INFORMATION                                                                31

ITEM 6                        EXHIBITS AND REPORTS ON FORM 8-K                                                 32

                              SIGNATURES                                                                       33

                          PART I FINANCIAL INFORMATION


ITEM 1            FINANCIAL STATEMENTS


                                NetIQ CORPORATION

                     Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)



                                                                                   March 31,
                                                                                     2000               June 30,
                                                                                 (Unaudited)            1999 (1)
                                                                               ------------------   ------------------
ASSETS
 Current assets:
       Cash and cash equivalents                                                $      5,523         $      9,634
       Short-term investments                                                        147,615                    -
       Accounts receivable, net of allowance for uncollectible accounts                5,263                6,395
       Prepaid expenses                                                                  768                  764
                                                                                -------------        -------------
           Total current assets                                                      159,169               16,793

 Property and equipment, net                                                           2,159                1,465
 Goodwill and other intangibles, net of accumulated amortization                       1,890                    -
 Other assets                                                                          2,680                   96
                                                                                -------------        -------------
           Total assets                                                         $    165,898             $ 18,354
                                                                                ============         =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
       Short-term debt                                                           $         -         $      5,144
       Accounts payable                                                                  713                  326
       Accrued compensation and related benefits                                       2,939                1,100
       Other liabilities                                                               2,179                1,839
       Deferred revenue                                                                6,461                3,941
                                                                                -------------        -------------
            Total current liabilities                                                 12,292               12,350

 Long-term debt                                                                            -                  205
                                                                                -------------        -------------
            Total liabilities                                                         12,292               12,555
                                                                                -------------        -------------

 Stockholders' equity:
       Convertible preferred stock-$0.001; 5,000,000 shares authorized, zero outstanding at December 31, 1999; 11,100,000 shares
           authorized, 7,399,977 outstanding at June 30, 1999                              -               10,955
       Common stock-$0.001; 100,000,000 shares authorized,
           17,714,786 shares outstanding at March 31, 2000;
           30,000,000 shares authorized, 4,115,494 outstanding
           at June 30, 1999                                                          158,954                4,909
       Deferred stock-based compensation                                              (1,467)              (2,122)
       Accumulated deficit                                                            (3,883)              (7,943)
       Accumulated other comprehensive income                                              2                    -
                                                                                -------------        -------------
            Total stockholders' equity                                               153,606                5,799
                                                                                -------------        -------------
           Total liabilities and stockholders' equity                           $    165,898         $     18,354
                                                                                ============         ===========


(1) Derived from audited consolidated financial statements.

           See notes to condensed consolidated financial statements.

                                NetIQ CORPORATION
    Condensed Consolidated Statements Of Operations And Comprehensive Income
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                                    Three Months Ended               Nine Months Ended
                                                         March 31,                        March 31,
                                                  --------------------             --------------------
                                                    2000           1999              2000         1999
                                                  --------       --------          -------      -------
 Software license revenue                         $  8,377        $ 4,978          $21,977      $13,137
 Service revenue                                     2,523            894            5,631        1,972
                                                  --------        -------          -------      -------
       Total revenue                                10,900          5,872           27,608       15,109
                                                  --------        -------          -------      -------
 Cost of software license revenue                      237            287              566          532
 Cost of service revenue                               514            334            1,329          894
                                                  --------        -------          -------      -------
       Total cost of revenue                           751            621            1,895        1,426
                                                  --------        -------          -------      -------
 Gross profit                                       10,149          5,251           25,713       13,683

 Operating expenses:
       Sales and marketing                           5,382          3,038           14,357        8,027
       Research and development                      2,166            962            5,754        2,652
       General and administrative                      865            974            2,371        2,239
       Stock-based compensation                        172            330              525        1,355
       Write-off of acquired in-process
         research and development costs                706              -              706            -
       Amortization of goodwill and intangibles         18              -               18            -
                                                  --------        -------          -------      -------
       Total operating expenses                      9,309          5,304           23,731       14,273
                                                  --------        -------          -------      -------
 Income (loss) from operations                         840            (53)           1,982         (590)

 Interest income (expense):
       Interest income                               2,205             57            3,488          119
       Interest expense and other                      (4)            (25)             (33)         (30)
       Foreign exchange loss                         (123)              -             (112)           -
                                                  --------        -------          -------      -------
       Interest income, net                          2,078             32            3,343           89
                                                  --------        -------          -------      -------
 Income (loss) before income taxes                   2,918            (21)           5,325         (501)

 Income taxes                                          764              -            1,265            -
                                                  --------        -------          -------      -------
 Net income (loss)                                   2,154            (21)           4,060         (501)
                                                  --------        -------          -------      -------

 Other comprehensive income:
       Foreign currency translation adjustments         81              -               82            -
       Unrealized loss on short-term investments     (109)              -              (80)           -
                                                  --------        -------          -------      -------
 Comprehensive income (loss)                    $    2,126       $    (21)       $   4,062      $  (501)
                                                  ========        =======          =======      =======

 Basic net income (loss) per share               $    0.12      $   (0.01)        $   0.27     $  (0.15)
 Shares used to compute basic
    net income (loss) per share                     17,544          3,582           14,974        3,294

 Diluted net income (loss) per share             $    0.11      $   (0.01)         $  0.23      $ (0.15)
 Shares used to compute diluted
   net income (loss) per share                      19,259          3,582           17,584        3,294

           See notes to condensed consolidated financial statements.

                                NetIQ CORPORATION
                Condensed Consolidated Statements Of Cash Flows
                                 (In thousands)
                                  (Unaudited)



                                                                                          Nine Months Ended
                                                                                               March 31,
                                                                                         --------------------
                                                                                         2000            1999
                                                                                         ----            ----
 Cash flows from operating activities:
      Net income (loss)                                                              $  4,060       $   (501)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Write-off of acquired in-process research and development costs                  706              -
         Depreciation and amortization                                                    613            271
         Stock-based compensation                                                         525          1,355
         Stock issued in lieu of compensation                                              80              -
         Loss on sale of property and equipment                                             1              8
         Changes in:
            Accounts receivable                                                            83           (711)
            Prepaid expenses                                                               (3)            21
            Accounts payable                                                              373            796
            Accrued compensation and related benefits                                   1,835             11
            Other liabilities                                                           1,607            542
            Deferred revenue                                                            3,584          1,642
                                                                                    ---------       --------
            Net cash provided by operating activities                                  13,464          3,434
                                                                                    =========       ========
 Cash flows from investing activities:
      Purchases of property and equipment                                              (1,233)          (792)
      Proceeds from sales of property and equipment                                          -            11
      Purchase of Sirana Software, Inc., net of cash acquired                            (393)             -
      Purchases of short-term investments                                            (307,267)             -
      Proceeds from maturities of short-term investments                              159,550              -
      Other assets                                                                    (2,581)             (9)
                                                                                  ----------        --------
            Net cash used in investing activities                                   (151,924)           (790)
                                                                                  ==========        ========
 Cash flows from financing activities:
      Repayments on short-term debt                                                   (1,724)              -
      Proceeds from borrowings                                                             -           5,433
      Repayments on long-term debt                                                      (349)            (48)
      Proceeds from sale of common stock, net of expenses                            136,353             178
                                                                                  ----------        --------
            Net cash provided by financing activities                                134,280           5,563
                                                                                  ----------        --------
 Effect of exchange rate changes                                                          69               -
                                                                                  ----------        --------
 Net increase (decrease) in cash and cash equivalents                                 (4,111)          8,207
 Cash and cash equivalents, beginning of period                                         9,634          3,358
                                                                                  -----------       --------
 Cash and cash equivalents, end of period                                         $     5,523       $ 11,565
                                                                                  ===========       ========
 Noncash investing and financing activities:
      Conversion of preferred stock to common stock                               $    10,955       $      -
      Benefit from disqualifying dispositions of common stock                     $       693       $      -

 Supplemental disclosure of cash flow information-cash paid for:
      Interest                                                                    $       125       $     13
      Income taxes                                                                $       191       $     37


           See notes to condensed consolidated financial statements.

                               NetIQ CORPORATION

              Notes To Condensed Consolidated Financial Statements
                   Nine Months Ended March 31, 2000 and 1999
                                  (Unaudited)

1.  Basis of Presentation

  Interim Financial Information - The accompanying unaudited condensed consolidated financial statements of NetIQ Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

  These interim financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

2.  Business Combinations

  On March 10, 2000 the Company acquired all outstanding shares of Sirana Software, Inc. (Sirana) for 27,438 shares of common stock and cash valued at approximately $2.5 million plus approximately $200,000 of direct merger costs, for a total purchase price of approximately $2.7 million. Sirana is a developer of web-based enterprise analysis and reporting solutions for Microsoft BackOffice.

  The acquisition was accounted for as a purchase and, accordingly, the results of operations of Sirana from the date of acquisition have been included in the Company's consolidated financial statements. In connection with the acquisition, intangible assets of approximately $2.6 million were acquired, of which $706,000 was reflected as a one-time charge to operations for the write-off of purchased in-process technology that had not reached technological feasibility and, in management's opinion, had no probable alternative future use, and is reflected in the Company's condensed consolidated statement of operations for the three and nine months ended March 31, 2000, within operating expenses. The remaining intangible assets of approximately $1.9 million, is comprised primarily of goodwill, and is included in other assets in the accompanying condensed consolidated balance sheets and is being amortized over five years.

  In connection with the acquisition, net assets acquired were as follows (in thousands):

   Current assets                                                               $    20
   Property and equipment, net                                                       52
   Intangible assets, including in-process research and development costs         2,655
   Liabilities assumed                                                              (40)
                                                                                -------
   Net assets acquired                                                          $ 2,687
                                                                                =======

  The following unaudited pro forma information shows the results of operations for the nine months ended March 31, 2000 and 1999, as if the Sirana acquisition had occurred at the beginning of the earliest period presented and at the purchase price established in March 2000 (in thousands, except per share amounts):

                                              Nine Months Ended
                                                   March 31,
                                              -----------------
                                              2000         1999
                                             ------       ------
   Total revenue                            $ 27,624      $15,109

   Net income (loss)                        $  4,247      $  (828)

   Basic net income (loss) per share        $   0.28      $ (0.25)

   Diluted net income (loss) per share      $   0.24      $ (0.25)


  The pro forma results for the nine months ended March 31, 2000 exclude the $706,000 charge for purchased in-process technology, as it is a non-recurring charge and include amortization of intangible assets. The pro forma results for the nine months ended March 31, 1999 include amortization of intangible assets though Sirana was incorporated in May 1999.

  The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

  Acquisition of Mission Critical Software, Inc.

  On February 26, 2000 the Company entered into a merger agreement with Mission Critical Software, Inc. (Mission Critical) and agreed to issue 0.9413 shares for each share of Mission Critical common stock. Mission Critical is a provider of systems administration and operations management software products for corporate and Internet-based Windows NT and Windows 2000 networks. Shareholders approved the merger in a special meeting on May 11, 2000 and on May 12, 2000, the merger was completed and NetIQ issued approximately 18.8 million shares of common stock for all the outstanding shares of Mission Critical. The merger will be accounted for as a purchase.

  In April 2000, Mission Critical acquired all of the outstanding capital stock of Ganymede Software Inc. (Ganymede). Ganymede is a developer of network and application performance management solutions.

(Ganymede) for consideration preliminary valued at $175.4 million, consisting of Mission Critical common stock and stock options valued at $171.2 million, and estimated direct acquisition costs of $4.2 million. The acquisition was completed in April 2000 and was accounted for as a purchase. Ganymede is a developer of network and application performance management solutions.

3.  Short-term Investments

  Short-term investments consist primarily of highly liquid debt instruments purchased with remaining maturity dates of greater than 90 days. Short-term investments are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included in stockholders' equity in accumulated other comprehensive income, net of income taxes.

4.  Income Taxes

  Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is recorded to reduce net deferred tax assets to amounts that are more likely than not to be recognized. The income tax provision for the period ended March 31, 2000 reflects the expected tax expense based on the projected effective tax rate for fiscal year 2000.

5.  Foreign Currency Translation

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

  Effective July 1, 1999 the Company determined that the functional currencies of the foreign subsidiaries changed from the U.S. dollar to the local currencies. Accordingly, starting July 1, 1999, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at the exchange rates in effect as of the balance sheet date and results of operations for each subsidiary are translated using average rates in effect for the period presented. Translation adjustments are included in stockholders' equity as accumulated other comprehensive income and as part of our comprehensive income or loss. The effect of the change in functional currencies did not have a material impact on our consolidated financial position, results of operations or cash flows.

6.  Net Income (Loss) Per Share

  Basic net income (loss) per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted net income per share reflects potential dilution from preferred shares and outstanding stock options using the treasury stock method.

  The following is a reconciliation of weighted average shares used in computing net income (loss) per share for the three- and nine-months ended March 31, 2000 and 1999 (in thousands):

                                                  Three months ended             Nine months ended
                                                        March 31,                    March 31,
                                                  ------------------             -----------------
                                                  2000          1999             2000         1999
                                                 -----          ----             ----         ----
Weighted average common shares
  outstanding                                     17,562       3,761            14,996       3,503

Weighted average common shares
  outstanding subject to repurchase                 (18)        (179)              (72)       (209)
                                                 ------       ------            ------       -----
Shares used in computing basic
   net income (loss) per share                   17,544        3,582            14,974       3,294
                                                 ======        =====            ======       =====

Weighted average common shares
  outstanding                                    17,562                         14,996

Dilutive effect of options outstanding            1,697                          1,780

Dilutive effect of preferred shares
  outstanding                                       --                            780

Dilutive effect of warrants outstanding             --                             28
                                                 ------                        ------

Shares used in computing diluted
  net income per share                           19,259                        17,584
                                                 ======                        ======


  The Company had a net loss for the three- and nine-months ended March 31, 2000; therefore shares used in computing diluted net loss per share are equal to shares used for computing basic net loss per share.

6.  Public Offerings

  In July 1999, the Company sold 3,000,000 shares of common stock in an underwritten public offering and in August 1999 sold an additional 450,000 shares through the exercise of the underwriters' over-allotment option for net proceeds of approximately $40.4 million. Simultaneously with the closing of the public offering, all 7,399,977 shares of the Company's preferred stock were converted to common stock on a share for share basis. Additionally, Compuware Corporation exercised its warrant in full and purchased 280,025 shares of common stock. Proceeds from the warrant and cash of $1.8 million were used to pay off the $5.0 million note plus accrued interest due to Compuware and cash of $349,000 was used to pay off the equipment note to a financial institution.

  In December 1999, the Company sold 1,500,000 shares of common stock in an underwritten offering for net proceeds of approximately $75.5 million.

  In January 2000, the underwriters exercised their over-allotment option and the Company issued 387,000 additional shares for net proceeds of approximately $19.6 million.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the following discussion and under "Factors That May Affect Future Results" and elsewhere in this report on Form 10-Q.

Overview

  We provide eBusiness infrastructure management software that allows businesses to optimize the performance and availability of their Windows NT and Windows 2000-based systems and applications.

  From our incorporation in June 1995 until the first sales of AppManager in February 1997, we were principally engaged in development-stage activities, including product development, sales and marketing efforts and recruiting qualified management and other personnel. Our total revenue has grown from $0.4 million in fiscal 1997, to $7.1 million in fiscal 1998 and to $21.6 million in fiscal 1999, and from $5.9 million and $15.1 million in the three and nine months ended March 31, 1999, to $10.9 million and $27.6 million in the three and nine months ended March 31, 2000. This rapid revenue growth reflects our relatively early stage of development, and we do not expect revenue to increase at the same rate in the future.

  Operating expenses grew from $2.7 million in fiscal 1997 to $9.8 million in fiscal 1998 and to $21.3 million in fiscal 1999, and from $5.3 million and $14.3 million in the three and nine months ended March 31, 1999 to $9.3 million and $23.7 million in the three and nine months ended March 31, 2000. Our operating expenses increased as we expanded our operations, including growing our employee base from 14 at June 30, 1996 to 133 at June 30, 1999 and to 203 at March 31, 2000. Our operating expenses, which include charges for stock-based compensation and a charge for settlement of litigation in fiscal 1999, together with cost of revenue have exceeded revenue in every quarter since inception except the three most recent quarters ended March 31, 2000. This reflects our strategy to make the investments necessary to capture market share and grow revenue as quickly as possible, while maintaining a high level of fiscal control, product quality and customer satisfaction. Our cumulative losses have resulted in an accumulated deficit of $3.9 million at March 31, 2000.

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

  Cost of software license revenue, as a percentage of software license revenue, has increased from 2% in fiscal 1997 to 4% in fiscal 1998 and fiscal 1999 and declined from 6% and 4% in each of the three and nine months ended March 31, 1999 to 3% in each of the three and nine months ended March 31, 2000. Cost of service revenue, as a percentage of service revenue, has declined from 242% in fiscal 1997 to 87% in fiscal 1998 and 40% in fiscal 1999 and from 37% and 45% in the three and nine months ended March 31, 1999 to 20% and 24% in the three and nine months ended March 31, 2000. Although service revenue has increased as a percentage of total revenue from 5% in fiscal 1997 to 7% in fiscal 1998 to 15% in fiscal 1999 and from 15% and 13% in the three and nine months ended March 31, 1999 to 23% and 20% in the three and nine months ended March 31, 2000, the declining cost of service revenue has resulted in an increase in overall gross margin from 86% in fiscal 1997 to 91% in fiscal 1998 and fiscal 1999 and from 89% and 91% in the three and nine months ended March 31, 1999 to 93% in each of the three and nine months ended March 31, 2000.

  We anticipate that service revenue will increase as a percentage of total revenue in the future as customers continue to renew maintenance service contracts and, if we are unable to reduce the costs of service revenue, our margins may decline.

  We sell our products through both our direct sales force, which includes our field and inside sales personnel, as well as through indirect channels, such as distributors, value-added resellers and original equipment manufacturers. To date, the majority of our sales have resulted from the efforts of our field and inside sales personnel. However, license revenue through our third-party channel partners represented approximately 10% of total revenue in fiscal 1998 and 32% of total license revenue in fiscal 1999 and 31% of total revenue in the nine months ended March 31, 2000, and our strategy is to increase sales through third-party channel partners. Two customers accounted for 45% and 12% of total revenue in fiscal 1997. During both fiscal 1998 and fiscal 1999 and the nine months ended March 31, 2000, no single customer accounted for more than 10% of our total revenue. International sales did not account for any of our revenue in fiscal 1997, but represented 10% of total revenue in fiscal 1998, 20% of total revenue in fiscal 1999 and 25% of total revenue in the nine months ended March 31, 2000. We anticipate that as we expand our international sales efforts, the percentage of revenue derived from international sources will continue to increase.

  Generally, we sell perpetual licenses and recognize revenue in accordance with generally accepted accounting principles upon meeting each of the following criteria:

 .  Execution of a written purchase order, license agreement or contract;

 .  Delivery of software and authorization keys;

 .  The license fee is fixed and determinable;

 . Collectibility of the proceeds within six months is assessed as being probable; and

 . Vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement.

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

Acquisition of Sirana Software, Inc.

  On March 10, 2000 the Company acquired all outstanding shares of Sirana Software, Inc. (Sirana) for 27,438 shares of common stock and cash valued at approximately $2.5 million plus approximately $200,000 of direct merger costs, for a total purchase price of approximately $2.7 million. Sirana is a developer of web-based enterprise analysis and reporting solutions for Microsoft BackOffice.

Acquisition of Mission Critical Software, Inc.

  On February 26, 2000 the Company entered into a merger agreement with Mission Critical Software, Inc. (Mission Critical) and agreed to issue 0.9413 shares for each share of Mission Critical common stock. Mission Critical is a provider of systems administration and operations management software products for corporate and Internet-based Windows NT and Windows 2000 networks. Shareholders approved the merger in a special meeting on May 11, 2000 and on May 12, 2000, the merger was completed and NetIQ issued approximately 18.8 million shares of common stock for all the outstanding shares of Mission Critical. The merger will be accounted for as a purchase.

  In April 2000, Mission Critical acquired all of the outstanding capital stock of Ganymede Software Inc. (Ganymede). Ganymede is a developer of network and application performance management solutions.

Other

  In September 1996, Compuware Corporation filed a complaint against us alleging misappropriation of trade secrets, copyright infringement, unfair competition and other claims. Compuware asserted these claims after a number of prior Compuware employees founded our company or later joined us as officers and employees. A settlement of these claims was reached in January 1999 and final documentation was entered into and the claims dismissed in March 1999. Prior to reaching a settlement with Compuware, we incurred significant expenses related to the litigation, primarily relating to legal fees, and management attention was partially diverted to this litigation matter. As part of the settlement in March 1999, Compuware loaned us $5.0 million, subordinated to our bank credit facility, with interest at 6% per year. Additionally, as part of the settlement in March 1999, we issued Compuware a warrant to purchase 280,025 shares of common stock at 90% of the per share sale price of shares sold to investors in our initial public offering. Compuware exercised the warrant in full upon the closing of our initial public offering, paying $11.70 per share and sold all of their shares in the follow-on public offering in December 1999. Pursuant to the completion of our initial public offering we paid approximately $1.8 million to satisfy our note and interest obligation to Compuware, and the remaining $3.3 million was cancelled in connection with Compuware's exercise of the warrant. Additionally, as part of our settlement agreement, we agreed not to hire personnel from Compuware until after December 31, 1999, or release any systems management software for managing UNIX systems on or before December 31, 1999.

Comparison of the Three and Nine Months Ended March 31, 2000 and 1999

Revenue

Software License Revenue - Software license revenue increased from $5.0 million and $13.1 million for the three and nine months ended March 31, 1999, to $8.4 million and $22.0 million for the three and nine months ended March 31, 2000, representing growth of 68% and 67% during the respective periods. This increase was due primarily to increases in the number of software licenses sold, reflecting increased acceptance of our AppManager products and expansion of our field and inside sales organizations and our third-party channel partners.

Service Revenue - Service revenue increased from $894,000 and $2.0 million for the three and nine months ended March 31, 1999 to $2.5 million and $5.6 million for the three and nine months ended March 31, 2000, representing growth of 182% and 186%. This increase was due primarily to maintenance fees associated with new software licenses. Service revenue also increased as a percentage of total revenue due to the compounding effect of our base of installed licenses and due to a significant majority of our customers renewing their maintenance service agreements.

Cost of Revenue

Cost of Software License Revenue - Cost of software license revenue includes the costs associated with software packaging, documentation, such as user manuals and CDs, and production, as well as non-employee commissions and royalties. Our cost of software license revenue has changed from $287,000 and $532,000, or 6% and 4% of software license revenue, for the three and nine months ended March 31, 1999, to $237,000 and $566,000, or 3% of software license revenue, for each of the three and nine months ended March 31, 2000. The increase in absolute dollar amount was due principally to increases in software license revenue. The decrease in percentage is due to leveraging the fixed costs over a larger revenue base.

Cost of Service Revenue - Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic and on-site maintenance services, consulting services and training. Cost of service revenue was $334,000 and $894,000, and $514,000 and $1,329,000 for the
three and nine months ended March 31, 1999 and 2000, respectively, representing 37% and 45%, and 20% and 24% of service revenue, respectively. The increase in dollar amount of cost of service revenue is primarily attributable to the growth in our installed customer base. Cost of service revenue as a percentage of service revenue declined due primarily to economies of scale achieved as our revenue and installed base have grown. We expect service revenue to increase as a percentage of total revenue as our installed license base grows and, as a consequence, our cost of service revenue to increase in absolute dollars.

Operating Expenses

Sales and Marketing - Sales and marketing expenses consist primarily of personnel costs, including salaries and commissions, as well as expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows and lead generation activities. Sales and marketing expenses increased from $3.0 million and $8.0 million for the three and nine months ended March 31, 1999, to $5.4 million and $14.4 million for the three and nine months ended March 31, 2000. This increase in dollar amount was due primarily to the hiring of additional field sales, inside sales and marketing personnel, which increased from 56 people at March 31, 1999 to 102 people at March 31, 2000, and expanding our sales infrastructure and third-party channel partners. Sales and marketing expenses represented 53% and 52% of total revenue for the nine months ended March 31, 1999 and 2000, respectively. We expect to continue hiring additional sales and marketing personnel and to increase promotion, advertising and other marketing expenditures in the future. Accordingly, we expect sales and marketing expenses will increase in absolute dollars in future periods.

Research and Development - Research and development expenses consist primarily of salaries and other personnel-related costs, as well as facilities costs, consulting fees and depreciation. These expenses increased from $962,000 and $2.7 million or 16% and 18% of total revenue, respectively, for the three and nine months ended March 31, 1999, to $2.2 million and $5.8 million, or 20% and 21%, of total revenue in the three and nine months ended March 31, 2000. This increase in dollar amount resulted principally from increases in engineering and technical writing personnel, which increased from 37 people to 65 people at the end of each period, together with increases in third party development effort. To date, all research and development costs have been expensed as incurred in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 as our current software development process is essentially completed concurrent with the establishment of technological feasibility. We expect to continue to devote substantial resources to product development such that research and development expenses will increase in absolute dollars in future periods.

General and Administrative - General and administrative expenses consist primarily of personnel costs for finance and administration, information systems and human resources, as well as professional services expenses such as legal and accounting, and costs related to being a public company. General and administrative expenses changed from $974,000 and $3.2 million for the three and nine months ended

March 31, 1999, to $865,000 and $2.4 million for the three and nine months ended March 31, 2000. General and administrative expenses represented 17% and 15% of total revenue for the three and nine months ended March 31, 1999 and 8% and 9% of total revenue for the three and nine months ended March 31, 2000. The increase in dollar amount was due primarily to increased staffing necessary to manage and support our growth and expenses related to being a public company. General and administrative personnel increased from 13 at March 31, 1999, to 22 at March 31, 2000. Legal expense was a significant cost for the nine months ended March 31, 1999, amounting to $897,000 principally due to the Compuware litigation, for which a settlement was reached in January 1999 and final documentation was entered into and the claims dismissed in March 1999. The decrease in general and administrative expense as a percentage of total revenue was due primarily to the growth in total revenue and the decline in legal expense to $186,000 for the nine months ended March 31, 2000. We believe that our general and administrative expenses will increase in absolute dollars as we expand our administrative staff, add new financial and accounting software systems, and incur additional costs related to being a public company, such as expenses related to directors' and officers' liability insurance, investor relations, stock administration programs and increased professional fees.

Stock-Based Compensation - During the three and nine months ended March 31, 1999, we recorded deferred stock-based compensation of $767,000 and $2.7 million relating to stock option grants to employees and non-employees. No deferred stock-based compensation was recorded in the three and nine months ended March 31, 2000. However, due to employee attrition, approximately $4,000 and $130,000 of the deferred stock-based compensation was reversed in the three and nine months ended March 31, 2000. The deferred stock-based compensation is being amortized over the vesting periods of the granted options, which is generally four years for employees. During the three and nine months ended March 31, 1999 and 2000, we recognized stock-based compensation expense of $330,000, $1,355,0000, $172,000 and $525,000, respectively. At March 31, 2000, total deferred stock-based compensation was $1.5 million. We expect to amortize approximately $172,000 of deferred stock-based compensation each quarter through March 31, 2003.

Interest Income (Expense), net - Interest income (expense), net, represents interest income earned on our cash and cash equivalent balances, interest expense on our equipment loans and loan subordinated to our bank line of credit, and loss on foreign exchange transactions. For the three and nine months ended March 31, 1999 and 2000, interest income (expense), net, was $32,000 and $89,000, and $2.1 million and $3.3 million, respectively. The increase in interest income (expense), net is the result primarily of increased cash and cash equivalent balances due to the proceeds from our public offerings in July and December 1999.

Income Taxes - We incurred net operating losses during the three and nine months ended March 31, 1999 and consequently paid no federal, state or foreign income taxes. We recorded income tax expense of $764,000 and $1.3 million for the three and nine months ended March 31, 2000, representing the expected effective tax rate for fiscal year 2000.

Liquidity and Capital Resources

  We have funded our operations through June 30, 1999 primarily through private sales of preferred equity securities, totaling $11.0 million and, to a lesser extent, through capital equipment leases and sales of common stock.

  In July 1999, we sold 3,000,000 shares of common stock in an underwritten public offering and in August 1999 sold an additional 450,000 shares through the exercise of underwriters' over-allotment option for aggregate net proceeds of approximately $40.4 million.

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

  Operating activities resulted in net cash inflows of $3.4 million and $13.5 million during the nine months ended March 31, 1999 and 2000, respectively. For the nine months ended March 31, 1999, net cash provided by operating activities is attributable to the net loss and increase in accounts receivable being off-set by depreciation and amortization, stock-based compensation and increased in accounts payable, other liabilities and deferred revenue. For the nine months ended March 31, 2000, net cash provided by operating activities is attributable to net income, increases in accrued compensation, other liabilities, deferred revenue and write-off of acquired in-process research and developments costs, depreciation and amortization and stock-based compensation.

  Investing activities resulted in net cash outflows, principally related to the acquisition of capital assets, of $792,000 in the nine months ended March 31, 1999. During the nine months ended March 31, 2000, investing activities resulted in cash outflows of $147.7 million for net purchases of short-term investments, acquisition of capital assets of $1.2 million and payment of merger related expenses of $2.6 million.

  Financing activities provided cash of $5.6 million in the nine months ended March 31, 1999, from Compuware debt of $5.0 million, the equipment loan and the exercise of stock options. Financing activities provided net cash of $134.3 million in the nine months ended March 31, 2000 principally from our public offerings, net of cash paid to Compuware and a financial institution to retire short-term and long-term debt.

  At March 31, 2000 we do not have any significant commitments outstanding.

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

Factors That May Affect Future Results

Risks Related To Our Merger With Mission Critical Software (MCS)

We may not achieve the benefits we expect from the merger, which may have a material adverse effect on our business, financial condition and operating results and/or could result in loss of key personnel.

  We will need to overcome significant issues in order to realize any benefits or synergies from the merger, including the timely, efficient and successful execution of a number of post-merger events. Key events include:

 .  Integrating the operations of the two companies

 .  Retaining and assimilating the key personnel of each company

 . Offering the existing products of each company to the other company's customers

 .  Retaining existing customers and strategic partners of each company

 . Developing new products that utilize the assets and resources of both companies

 . Creating uniform standards, controls, procedures, policies and information systems.

The successful execution of these post-merger events will involve considerable risk and may not be successful. These risks include:

 . The potential disruption of our ongoing business and distraction of its management

 . The difficulty of incorporating acquired technology and rights into our products and services

 .  Unanticipated expenses related to technology integration

 . The impairment of relationships with employees and customers as a result of any integration of new management personnel

 .  Potential unknown liabilities associated with the merger

  We may not succeed in addressing these risks or any other problems encountered in connection with the merger.

The merger could adversely affect the combined financial results.

  We expect to incur direct transaction costs of approximately $19.0 million in connection with the merger, plus approximately $4.0 million in connection with the acquisition of Ganymede. If the benefits of the merger do not exceed the costs associated with the merger, including any dilution to the stockholders of both companies resulting from the issuance of shares in connection with the merger, our financial results, including earnings per share, could be adversely affected. The acquisition is being accounted for using the purchase method of accounting. The purchase price will be allocated to assets and liabilities of MCS and Ganymede and such assets and liabilities will be recorded at their respective fair values upon completion of the valuation study. A portion of the purchase price may be identified as in-process research and development. This amount, if any, will be charged to our operations in the fourth quarter of fiscal 2000 as the acquisition accounting and valuation amounts are finalized. The remaining purchase price will be reflected as goodwill and other intangible assets, which will be amortized to expense over several years. The results of operations and cash flows of MCS and Ganymede will be included in our financial statements prospectively as of the consummation of the merger.

The market price of our common stock may decline as a result of the merger.

  The market price of our common stock may decline as a result of the merger for a number of reasons including if:

 .  The integration with MCS is unsuccessful;

 . We do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts; or

 . The effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts.

Risks Related To The Combined Companies

We may not be able to sustain the revenue growth rates previously experienced by MCS and us individually.

  Although MCS' and our revenues have grown rapidly in recent years, it is not anticipated that on a combined basis we will experience this rate of revenue growth because of the difficulty of maintaining high percentage increases as the base of revenue increases. In addition, growing competition, the incremental manner in which customers convert their networks to Windows NT and Windows 2000 ("Windows NT/2000") and our relatively small sales organizations could also affect our revenue growth. If our revenue does not increase at or above the rate analysts expect, the trading price for our common stock may decline.

  Additionally, our efforts to expand our software product suites, sales and marketing activities, direct and indirect distribution channels and maintenance and support functions and to pursue strategic relationships or acquisitions may not succeed or may prove more expensive than our anticipation. As a result, we cannot predict the company's future operating results with any degree of certainty and the our quarterly operating results may vary significantly from quarter to quarter. We also believe that our future growth rates will depend on our ability to expand our penetration of existing markets, which will require significant expenses that we may not have sufficient resources to undertake.

MCS and we each have a history of losses and we may experience losses in the future.

  Since the inceptions of MCS and us, both have incurred significant net losses. MCS has achieved only marginal profitability in the fiscal year ended June 30, 1999 and the three most recent quarters ended March 31, 2000. We have achieved only marginal profitability in the three most recent quarters ended March 31, 2000. It is expected that we will continue to incur significant sales and marketing, product development and administrative expenses, as well as significant amortization of goodwill created in the merger. As a result, we will need to generate significant revenue to maintain profitability before amortization of goodwill, and it is unlikely to generate profits after inclusion of the goodwill amortization until the goodwill is fully amortized. We cannot be certain that we will achieve, sustain or increase profitability in the future, with or without goodwill amortization. Any failure to significantly increase our revenue as we implement our product and distribution strategies would materially adversely affect our business, operating results and financial condition.

Unanticipated fluctuations in our quarterly operating results due to such factors as change in the demand for our AppManager and MCS' OnePoint products and changes in the market for Windows NT/2000 and related products could affect our stock price.

  We believe that quarter-to-quarter comparisons of each of our individual financial results are not necessarily meaningful indicators of our future operating results and should not be relied on as an indication of our future performance. If our quarterly operating results fail to meet the expectations of analysts, the trading price of our common stock could be negatively affected. Each of MCS' and our quarterly operating results have varied substantially in the past and those of we may vary substantially in the future depending upon a number of factors described below, including many that are beyond our control. These factors include:

 . Changes in demand for AppManager and OnePoint products or for applications management software solutions generally, including any changes in demand for Windows NT/2000-based systems and applications

 . Increased competition in general and any changes in our pricing policies, relative to the historical policies of MCS and NetIQ individually, that may result from increased competitive pressures

 .  Varying budgeting cycles of our customers and potential customers

 . Varying size, timing and contractual terms of enterprise-wide orders for our products

 . Our ability to develop and introduce on a timely basis new or enhanced versions of its products

 . Potential downturns in our customers' businesses in the domestic or international economies

 . Changes in the mix of revenue attributable to domestic and international sales

 .  Software defects and other product quality problems

 . Changes in the mix of revenue attributable to higher-margin software license revenue as opposed to substantially lower-margin service revenue

 .  The rate of expansion of our sales and support organizations and

   Changes in the historically strong relationships of MCS and NetIQ with Microsoft

  We cannot be certain that our business strategy will be successful or that it will successfully manage these risks. If we fail to address adequately any of these risks or difficulties, our business would likely suffer.

New competitors could emerge and this could impair our ability to grow our business and sell its products.

  We believe the principal factors that will draw end-users to a systems management software product include: a depth of product functionality; the ability to work natively with Windows NT/2000; scalability; product quality and performance, conformance to industry standards, competitive price and customer support. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and its competitors' innovations by continuing to enhance its products and sales channels.

  We may face competition in the future from established companies who have not previously entered the market for applications management software for optimizing the performance, availability and security of Windows NT/2000-based systems and applications as well as from emerging companies. Barriers to entry in the software market are relatively low. Established companies may not only develop their own Windows NT/2000-based applications management solutions, but they may also acquire or establish cooperative relationships with our expected competitors. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. If those future competitors are successful, we is likely to lose market share and its revenue would likely decline.

  We may also face competition from Microsoft in the future. Microsoft may enter the market for managing the performance, availability and security of Windows NT/2000-based systems and applications in the future. This could materially adversely affect our competitive position and hurt our ability to sell our products. As part of its competitive strategy, Microsoft could bundle applications management software with its Windows NT/2000 operating system software, which could discourage potential customers from purchasing our products. We also believe that Microsoft, or systems management software vendors, each of which is also currently competing with them, could enhance their products to include the functionality that we will provide in our products. If these vendors include such functionality as standard features of their products, our software solutions could become obsolete. Even if the standard features of future Microsoft operating system software were more limited than those of our products, a significant number of customers or potential customers might elect to accept more limited functionality in lieu of purchasing additional software. Moreover, competitive pressures resulting from this type of bundling could lead to price reductions for our products, which would reduce its profit margins.

  Potential third party competition could also create bundling or compatibility issues and adversely affect our ability to sell its products. In addition to Microsoft, other potential competitors may bundle their products or incorporate applications management software for optimizing the performance, availability and security of Windows NT/2000-based systems and applications into existing products, including for promotional purposes. In addition, our ability to sell our products will depend, in part, on the compatibility of our products with other third party products, such as messaging, Internet and database applications. Some of these third party software developers may change their products so that they will no longer be compatible with our products. If our competitors bundled their products in this manner or made their products incompatible with ours, this could materially adversely affect our ability to sell our products and could lead to price reductions for our products that could reduce our profit margins.

New product introductions and pricing strategies by our competitors could adversely affect our ability to sell our products or could result in pressure to price our products in a manner that reduces our margins.

  We may not be able to compete successfully against our competitors and this could impair our ability to sell our products. The market for applications management software to help optimize the performance, availability and security of Windows NT/2000-based systems and applications is new, rapidly evolving and highly competitive, and we expects competition in this market to persist and intensify. New products for this market are frequently introduced and existing products are continually enhanced. Competition may also result in changes in pricing policies by us or our competitors that could hurt our ability to sell our products and could adversely affect our profits. Many of our anticipated competitors have greater financial, technical, marketing, professional services and other resources than us. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products than we can. Many of these companies have an extensive customer base and broad customer relationships, including relationships with many of our current and potential customers. If we are unable to respond as quickly or effectively to changes in customer requirements as our competition, our ability to grow our business and sell our products will be negatively affected.

We will need to expand our field sales and inside sales organizations and increase our channel partners to grow our business and increase sales of our products.

  Because we rely heavily on our field sales and inside sales organizations, any failure to expand those organizations could limit our ability to sell our products and expand our market share. Our products and maintenance services will require a sophisticated sales effort targeted at people within our customers' information technology departments. It is expected that we will significantly expand our field sales efforts in the U.S. and internationally. Despite these efforts, we may experience difficulty in recruiting and retaining qualified field and inside sales personnel. To date, MCS has not significantly utilized systems integrators or consulting service providers in its selling efforts for its software products. It is expected that we will explore relationships with systems integrators and explore cross-selling products into NetIQ's consulting service provider partner network, but we have little or no experience negotiating agreements with systems integrators and no test marketing of MCS' products has been done to date with NetIQ's consulting service provider partners. Our business and sales may suffer if we fail to enter into agreements with systems integrators or fail to achieve significant sales through our consulting service provider partners or if we fail to successfully and profitably negotiate and perform our obligations under new and existing agreements. In addition, our revenue could decline if selling our products through systems integrators or consulting service providers results in lower margins per license and those sales replace a substantial portion of our direct sales.

Our success will depend on the expansion of our distribution channels.

  Our ability to sell our products in new markets and to increase our share of existing markets will be impaired if we fail to significantly expand our distribution channels. Our sales strategy requires establishing multiple indirect marketing channels in the United States and internationally through value added resellers, systems integrators, distributors and original equipment manufacturers, and requires that we increase the number of customers licensing our products through these channels. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost-effective customer support and service. If they are unable to do so, this could harm our ability to increase revenue.

  Currently, our North American resellers order our products through Tech Data Corporation, which is currently our sole North American distributor. As a combined company, we intend to add additional U.S. and international distributors, but may not be able to do so and may not be able to maintain our existing relationship with Tech Data. Sales of our products through Tech Data accounted for approximately $1,163,000, or 6%, of software license revenue for fiscal 1999 and $2.0 million, or 9% of software license revenue for nine months ended March 31, 2000, respectively. Our agreement with Tech Data is for successive one-year terms that expire each June, but is subject to automatic one-year renewals unless either party provides a termination notice prior to the renewal date. Either party to the distribution agreement may terminate the contract upon 30 days written notice to the other party. Our current agreement with Tech Data does not prevent Tech Data from selling products of other companies, including those of our competitors, and does not require that Tech Data purchase minimum quantities of our products. Tech Data and any of our future distributors could give higher priority to the products of other companies than they would give to our products. As a result, any significant reduction in sales volume through any of our future distribution partners could lower our revenue. In addition, sales through these channels generally have lower costs than direct sales and any significant decrease in sales through these channels could also lower our gross margins. Furthermore, our relationships with our distribution partners may not generate enough revenue to offset the significant resources used to develop these channels.

If the markets for Windows NT/2000 and applications management software for these systems and applications do not continue to develop as we anticipate, our ability to grow our business and sell our products will be adversely affected.

  Windows NT/2000.     AppManager and OnePoint are designed to support Windows
NT/2000-based systems and applications and it is anticipated that our products will be dependent on the Windows market for the foreseeable future. If the market for Windows 2000 does not develop or develops more slowly than we currently anticipate, this would materially adversely affect our ability to grow our business, sell our products, and maintain profitability. In addition, users of previous versions of Windows NT may decide to migrate to an operating system other than Windows 2000 due to improved functionality of some other vendor's operating system. Windows 2000 may address more of the needs of its customers for systems administration and operations management, in which case our customers would not need to purchase our products to perform those functions. Although the market for Windows NT/2000-based systems has grown rapidly in recent periods, this growth may not continue at the same rate, or at all.

  If there is broader acceptance of other existing or new operating systems that provide enhanced capabilities or offer similar functionality to Windows NT/2000 at a lower cost, our business would likely suffer.

  Applications Management Software for Windows NT/2000.     The market for
applications management software for optimizing the performance and availability of Windows NT/2000-based systems and applications may not develop or may grow more slowly than we anticipate, and this could materially adversely affect our ability to grow our business, sell our products, and achieve and maintain profitability. The rate of acceptance of our products is dependent upon the increasing complexity of businesses' Windows NT/2000 environments as these businesses deploy additional servers and applications using this operating system. Many companies have been addressing their applications management needs for Windows NT/2000-based systems and applications internally and only recently have become aware of the benefits of third-party solutions as their needs have become more complex. Our future financial performance will depend in large part on the continued growth in the number of businesses adopting third party applications management software products and their deployment of these products on an enterprise-wide basis.

The lengthy sales cycle for our products makes our revenues susceptible to fluctuations.

  The delay or failure to complete sales, especially large, enterprise-wide sales, in a particular quarter or calendar year could reduce our quarterly and annual revenue. We have traditionally focused sales of our products to workgroups and divisions of a customer, resulting in a sales cycle ranging between 90 and 180 days. The sales cycle associated with the purchase of our products is subject to a number of significant risks over which we has little or no control, including:

 .  Customers' budgetary constraints and internal acceptance procedures

 . Concerns about the introduction or announcement of our or our competitors' new products, including product announcements by Microsoft relating to Windows NT/2000

 .  Customer requests for product enhancements

  It is expected that we will offer a broader range of products that may require increased selling effort for the customer's entire enterprise than has historically been true of either MCS or NetIQ. The sales cycle for these enterprise-wide sales typically can be significantly longer than the sales cycle for smaller-sized departmental sales. Enterprise-wide sales of our products require an extensive sales effort throughout a customer's organization because decisions to license and deploy this type of software generally involves the evaluation of the software by many people, in various functional and geographic areas, each of whom may have specific and conflicting requirements. This evaluation process often requires significant efforts to educate information technology decision-makers about the benefits of our products for the Windows NT/2000 environment. In addition, enterprise-wide deployments could also erode per-user license fees even though average sales prices might increase.

We have each experienced significant growth in our respective businesses in recent periods and our ability to manage this growth and any future growth will affect our ability to maintain profitability.

  Our ability to maintain profitability will depend in part on our ability to implement and expand operational, customer support and financial control systems and to train and manage our employees. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. In addition, we will need to expand our facilities to accommodate the growth in our personnel. Any failure to manage growth could divert management attention from executing our business plan and hurt our ability to successfully expand our business. Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. Our productivity and the quality of our products may be adversely affected if we do not retain, integrate and train our new employees quickly and effectively. We also cannot be sure that our revenues will grow at a sufficient rate to absorb the costs associated with a larger overall headcount, as well as recruiting-related expenses. It is expected that we will implement new financial and accounting systems and to be successful, we will need to expand our other infrastructure programs, including implementing additional management information systems, improving our operating and administrative systems and controls, training new employees and maintaining close coordination among our executive, engineering, accounting, finance, marketing, sales, operations and customer support organizations. In addition, our future growth will result in increased responsibilities for management personnel. Managing this growth will require substantial resources that we may not have.

We will need to recruit and retain additional qualified personnel to successfully manage its business.

  Our future success will likely depend in large part on its ability to attract and retain experienced sales, research and development, marketing, technical support and management personnel. New employees generally require substantial training in the use of our products, which in turn requires significant resources and management attention. If we does not attract and retain such personnel, this could materially adversely affect its ability to grow its business.

  Moreover, the complexity of distributed computing systems requires highly trained customer service and technical support personnel to assist customers with installation and deployment of our products. MCS and NetIQ each currently have a small customer service and support organization and will need to increase the staff to support new customers and the expanding needs of their existing customers. The labor market for these persons is very competitive due to the limited number of people available with the necessary technical skills and understanding of the Windows NT/2000 operating environments. MCS and NetIQ Corporation have each experienced difficulty in recruiting qualified personnel, especially technical and sales personnel. There is a risk that even if we invests significant resources in attempting to attract, train and retain these qualified personnel, it will not be successful in its efforts.

  To achieve its business objectives, we may recruit and employ skilled technical professionals from other countries to work in the United States. Limitations imposed by federal immigration laws and the availability of visas could materially adversely affect our ability to attract necessary qualified personnel. This may have a negative effect on our business and future operating results.

Our executive officers and other key personnel will be critical to our business and they may not remain with us in the future which could hurt our ability to grow our business.

  Our success will depend to a significant extent on the continued services of our executive officers and other key employees, including key sales, consulting, technical and marketing personnel. If we lose the services of one or more of our executives or key employees, including if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with us, this could harm our business and could affect our ability to successfully implement our business objectives.

We will depend on our marketing, product development and sales relationship with Microsoft, and if this relationship suffers, our customers would likely purchase other vendors' systems management software products.

  We believe that our success in penetrating our target markets depends in part on our ability to maintain strong strategic marketing, product development and sales relationships with Microsoft. The relationship with Microsoft will be important in order to validate our technology, facilitate broad market acceptance of our products and enhance our sales, marketing and distribution capabilities.

  We currently rely heavily on our relationship with Microsoft and attempt to coordinate our product offerings with the future releases of Microsoft's operating systems. It is possible that Microsoft may not notify us of feature enhancements to its products prior to new releases of its operating systems in the future. In that case, we may not be able to introduce products on a timely basis that capitalize on new operating system releases and feature enhancements.

If we are unable to successfully expand our international operations, this could adversely affect our ability to grow our business.

  International sales outside of North America accounted for approximately 23% of MCS' license revenue and 24% of NetIQ's license revenue for the three months ended March 31, 2000. We expect to expand the scope of our existing international operations. If we are unable to expand our international operations successfully and in a timely manner, this could materially adversely affect our ability to increase revenue. Our continued growth and profitability will require continued expansion of our international operations, particularly in Europe and the Asia-Pacific region. We have only limited experience in developing, marketing, selling and supporting our products internationally and may not succeed in expanding our international operations. The following factors may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally:

  .  Longer payment cycles and difficulty in collecting accounts receivable

  . Seasonal reductions in business activity during the summer months in Europe and other parts of the world

  . Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries

  .  Difficulties in localizing our products for foreign markets

  .  Fluctuations in currency exchange rates

  .  Recessionary environments in some foreign economies

  .  Potentially adverse tax consequences

  .  Burden of complying with complex and changing regulations

  .  Difficulties in staffing and managing international operations

  .  Limited or unfavorable intellectual property protection

If we do not respond adequately to the industry's evolving technology standards or do not continue to meet the sophisticated needs of our customers, sales of our products may decline.

  The systems management software market is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if other products based on new technologies are introduced or new industry standards emerge.

  Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging technologies, including technologies related to the development of the Windows NT/2000 operating system generally. If we do not enhance our products to meet these evolving needs, this could materially adversely affect our ability to remain competitive and sell our products. We will have to develop and introduce new products and enhancements to our existing products on a timely basis to keep pace with technological developments, evolving industry standards, changing customer requirements and competitive products that may render existing products and services obsolete. In addition, because our products are currently dependent upon Windows NT/2000, we will need to continue to respond to technology advances in these operating systems. If our introduction of new systems management software products for Windows NT/2000-based systems and applications is not successful, our revenues could decline. Product advances could rapidly erode our position in our existing markets. Consequently, the life cycles of our products are difficult to estimate. We expect that our product development efforts will continue to require substantial investments that we may not have the resources to make.

  In addition, if we are unable, for technological or other reasons, to develop and introduce new and improved products in a timely manner, this could affect our ability to introduce new products, maintain our competitive position and grow our business and maintain profitability. We have experienced product development delays in new versions and update releases in the past and may experience similar or more significant product delays in the future. To date, none of these delays has materially affected our business. However, future delays may have a material adverse effect on our business. Difficulties in product development could delay or prevent the successful introduction or marketing of new or improved products or the delivery of new versions of our products to its customers.

Our revenue may suffer if customers demand extensive consulting or other support services with our software products because we will not have a consulting staff as our products are designed to require little external support or consulting to be installed and used successfully.

  Our products are designed to require little or no support to be implemented quickly and effectively by our customers. Many competitors offer extensive consulting services in addition to software products. If we introduced a product that required extensive consulting services for installation and use, or if our customers wanted to purchase from a single vendor a menu of items that includes extensive consulting services, we would be required to change our business model and would be required to hire and train consultants, outsource the consulting services or enter into a joint venture with another company that could provide those services. If these events were to occur, our revenue may suffer because customers would choose another vendor or we would incur the added expense of hiring and retaining consulting personnel.

Our future revenue could decline substantially if our existing customers do not continue to purchase additional licenses.

  In the fiscal year ended June 30, 1999 and the three months ended March 31, 2000, additional sales to existing customers represented approximately 50% and 57%, respectively, of MCS' license revenue and 41% and 57%, respectively, of NetIQ's revenue. If our current customers do not purchase additional products, this would reduce our revenue substantially. In order to increase software license revenue, our sales efforts are expected to target our existing customer base to expand these customers' use of our products. We will also depend on our installed customer base for future revenue from maintenance renewal fees. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance. These maintenance agreements are renewable annually at the option of our customers but there are no minimum payment obligations or obligations to license additional software.

Errors in our products could result in significant costs to us and could impair our ability to sell our products.

  Because our software products are complex, they may contain errors, or "bugs," that can be detected at any point in a product's life cycle. These errors could materially adversely affect our reputation, which could result in significant costs to us and could impair our ability to sell our products in the future.
The costs we may incur in correcting any product errors may be substantial and could decrease our profit margins. While we expect that we will continually test our products for errors and work with customers through our customer support organization to identify and correct bugs, errors in our products may be found in the future. Testing for errors is complicated in part because it is difficult to simulate the highly complex computing environments in which our customers use these products as well as because of the increased functionality of our product offerings. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. Moreover, because our products will support Windows NT/2000-based systems and applications, any software errors or bugs in the Windows NT/2000 operating server software or the systems and applications that our products operate with may result in errors in the performance of our software.

We may be subject to product liability claims that could result in significant costs.

  We may be subject to claims for damages related to product errors in the future. A material product liability claim could materially adversely affect our business because of the costs of defending against these types of lawsuits, diversion of key employees' time and attention from the business and potential damage to our reputation. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. Some of our licensing agreements state that if our products fail to perform, our will correct or issue replacement software. Our standard licenses also state that we will not be liable for indirect or consequential damages caused by the failure of our products. Limitation of liability provisions like these, however, may not be effective under the laws of some jurisdictions if local laws treat those types of warranty exclusions as unenforceable. Although we have not experienced any product liability claims to date, the sale and support of our products involves the risk of such claims.

We may acquire technologies or companies in the future which could cause disruption of our business or other risks.

  We may acquire technologies or companies or make investments in complementary companies, products or technologies. Such acquisitions entail many risks, any of which could materially harm our business. These risks include

  .  Difficulty in assimilating the acquired company's personnel and operations

  .  Diversion of management's attention

  .  Loss of our or the acquired business's key personnel

  .  Dilution to our stockholders as a result of issuing equity securities

  .  Assumption of liabilities of the acquired company and

  .  Increased expenses as a result of the transaction

We will face risks associated with the acquisition of Ganymede.

  In April MCS acquired Ganymede Software Inc. We could have difficulty in assimilating Ganymede's personnel and operations. In addition, the key personnel of Ganymede may decide not to work for us.

If we fail to protect our intellectual property rights, competitors may be able to use our technology or trademarks and this could weaken our competitive position, reduce our revenue and increase costs.

  Our success is heavily dependent upon proprietary technology. We expects to rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights and prevent competitors from using our technology in their products. These laws and procedures provide only limited protection. We each have a small patent portfolio. These patents may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Our ability to sell our products and prevent competitors from misappropriating our proprietary technologies, trademarks and trade names is dependent upon protecting our intellectual property. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to proprietary information underlying our licensed applications. Additionally, our competitors may independently develop similar or superior technology or design around the copyrights and trade secrets we own. Policing unauthorized use of software is difficult and some foreign laws do not protect proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could materially adversely affect our business, future operating results and financial condition.

  We license our software products primarily under "shrink-wrap" licenses, which are licenses included as part of the product packaging. Shrink-wrap licenses are not negotiated with or signed by individual customers and purport to take effect upon the opening of the product package. Despite efforts to protect proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. Our means of protecting our proprietary rights may be inadequate.

Third parties could assert that our products infringe their intellectual property rights. Such claims could injure our reputation and adversely affect our ability to sell our products.

  Third parties may claim that our current or future products infringe their proprietary rights, and these claims, whether they have merit or not, could harm our business by increasing our costs or reducing our revenue. We have previously litigated a claim with Compuware alleging that we had infringed a third party's intellectual property rights, and although this claim has been settled and no other claims of this nature are currently pending, any future claims could affect our relationships with existing customers and may prevent future customers from licensing our products. The intensely competitive nature of our industry and the important nature of technology to our competitors' businesses may contribute to the likelihood of being subject to third party claims of this nature. Any such claims, with or without merit, could be time consuming, result in potentially significant litigation costs, including costs related to any damages we may owe resulting from such litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry grows and the functionality of products in different industry segments overlaps.

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

  Our business is principally transacted in the United States dollar. During the nine months ended March 31, 2000, 9% of our invoices were in currencies other than the United States dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Germany, Japan, Singapore and the United Kingdom. We believe that a natural hedge exists in local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We assesses the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of March 31, 2000, we had no hedging contracts outstanding.

  At March 31, 2000 we had $5.5 million in cash and cash equivalents and $147.6 million in short-term investments. A hypothetical 10 percent increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

                          PART II   OTHER INFORMATION

ITEM 1             LEGAL PROCEEDINGS

                   Not applicable.

ITEM 2             CHANGES IN SECURITIES AND USE OF PROCEEDS

  In July 1999, the Company completed the sale of 3,000,000 shares of its Common Stock at a per share price of $13.00 in a firm commitment underwritten public offering. Credit Suisse First Boston, BancBoston Robertson Stephens and Hambrecht & Quist LLC underwrote the offering. In August 1999, the underwriters exercised an over-allotment option granted by the Company to the underwriters for the purchase of up to 450,000 additional shares of the Company's Common Stock in full.

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

  Cash of approximately $1.8 million was paid to Compuware Corporation in partial repayment of the Company's indebtedness to Compuware in connection with the settlement of a lawsuit filed by Compuware against the Company. The remaining portion of the our indebtedness to Compuware, in the amount of approximately $3.3 million, was cancelled in exchange for the issuance by the Company of 280,025 shares of the Company's Common Stock to Compuware upon the exercise of a warrant issued to Compuware in March 1999.

  Approximately $349,000 of the proceeds was paid to a bank in full repayment of the Company's long-term debt for equipment purchases.

  The Company currently is investing the remaining net offering proceeds for future use as additional working capital. Such remaining net proceeds may be used for potential strategic investments or acquisitions that complement the Company's products, services, technologies or distribution channels.

ITEM 3              DEFAULT UPON SENIOR SECURITIES

                    Not applicable.

ITEM 4              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    Not applicable

ITEM 5              OTHER INFORMATION

                    Not applicable.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibit
Number  Description
------  -----------
27.1    Financial Data Schedule

(b) Reports on Form 8-K: On March 6, 2000, we filed a current report on Form 8-K related to the merger with Mission Critical Software, Inc.

SIGNATURES

  Pursuant to the requirements of the Securities Act, NetIQ Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 11th day of May, 2000.

                    NETIQ CORPORATION


                    By: /s/ Ching-Fa Hwang
                        ------------------------------------------------------

                    Ching-Fa Hwang, President and Chief Executive Officer


                    By: /s/ James A. Barth
                        -------------------------------------------------------

                    James A. Barth, Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)