Form 10-K405
period 2000-06-30
NETIQ CORP
filed 2000-09-29
CIK 1084827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

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

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of Class)

Title of each class Common Stock, $0.001 par value per share	Name of each exchange on which registered NASDAQ National Market

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

          As of September 22, 2000, the aggregate market value of Registrant’s voting stock held by non-affiliates was approximately $2,091,946,000 based upon the closing sales price of the Common Stock as reported on the Nasdaq Stock Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of September 22, 2000, the Registrant had outstanding 38,569,529 shares of Common Stock.

          Certain sections of Registrant’s definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on November 16, 2000, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

NetIQ Corporation

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED JUNE 30, 2000

PART I

ITEM 1.    BUSINESS

Overview

          NetIQ is a leading provider of eBusiness infrastructures management software that enables organizations to optimize the performance and availability of Windows NT and Windows 2000-based systems and applications. Our Administration, Operations and Network Performance Management product lines are designed to reduce the cost of operations and increase the security, performance and availability of eBusiness applications, directories, servers and networks.

        Merger with Mission Critical Software, Inc.

          On February 26, 2000 we entered into a merger agreement with Mission Critical Software, Inc. (Mission Critical) and agreed to issue 0.9413 shares for each share of Mission Critical common stock. Mission Critical was a provider of systems administration and operations management software products for corporate and Internet-based Windows NT and Windows 2000 networks. Stockholders approved the merger in a special meeting on May 11, 2000 and on May 12, 2000 the merger was completed. We issued approximately 18.8 million shares valued at approximately $1.3 billion, assumed approximately 4.9 million options valued at approximately $285.0 million and incurred approximately $10.0 million of direct merger costs, for a total purchase price of approximately $1.6 billion. The merger has been accounted for using purchase accounting, and our financial statements include the results of Mission Critical’s operations since May 12, 2000. The merger created a company that provides eBusinesses, enterprise customers and application service providers with comprehensive infrastructure management solutions encompassing application, directory, server and network performance management. In April 2000, prior to completing the merger with NetIQ, Mission Critical acquired all of the outstanding capital stock of Ganymede Software Inc. (Ganymede). Ganymede was a developer of network and application performance management solutions. The merger was accounted for using purchase accounting.

        Acquisition of Sirana Software, Inc.

          On March 10, 2000 we acquired all outstanding shares of Sirana Software, Inc. (Sirana) for approximately 27,000 shares of common stock and cash valued at approximately $2.5 million and incurred approximately $200,000 of direct merger costs, for a total purchase price of approximately $2.7 million. Sirana was a developer of web-based enterprise analysis and reporting solutions for Microsoft BackOffice. The merger has been accounted for using purchase accounting.

Industry Background

          The evolution of enterprise computing from centralized, mainframe-based computing to distributed, Internet-based computing has added substantial complexity to the management of computer network infrastructures. Today’s information technology environments are characterized by distributed information systems, applications and networks. Many of these environments have been further complicated by the increasing use of the Internet as a medium for connecting businesses with customers, suppliers and employees. In the increasingly competitive business world, effective use of corporate and Internet-based networks has become a necessity, particularly for companies pursuing electronic commerce strategies. For companies conducting business-to-business eCommerce and application service providers that generate most of their revenue through electronic commerce, security, performance and availability of their eBusiness infrastructure are critical business considerations.

          Businesses are increasingly turning to the Windows NT and Windows 2000 operating systems as leading platforms for deploying eBusiness infrastructure software applications. The growth of Windows has been driven by, among other things, businesses’ increasing reliance on e-mail, web servers and applications.

           Because businesses rely on Windows NT and Windows 2000-based systems and applications to help compete in an eBusiness environment, these systems and applications require high performance and availability standards, including around-the-clock uptime. However, the growth and deployment of systems and applications in highly complex computing environments have created a number of unique performance and systems management challenges. These complex, distributed computing environments typically include multiple servers running multiple enterprise-wide applications at remote locations. These challenges range from basic tasks such as monitoring central processing unit utilization and memory and disk-space availability, to tasks as complex as monitoring Internet traffic and e-mail response times, or identifying specific database tasks creating bottlenecks for system performance.

          The growing complexity of infrastructures has placed increasing pressure on systems managers to maintain reliable operations. These infrastructures must be kept secure and available 24 hours per day, 7 days per week and must be able to support widely distributed global organizations. Failure to ensure these service levels could result in heavy penalties, including a loss of internal productivity and, with the increasing prevalence of electronic commerce, corporate revenue. To keep these eBusiness infrastructures running smoothly, companies have employed large departments of skilled systems managers and administrators. This approach has proven costly and ineffective, as the scarcity of skilled staff has made employing these personnel very expensive. To improve management efficiency and effectiveness, businesses are increasingly using systems management software solutions, specifically in these three areas:

          Systems Administration.    The primary function of systems administration software is to create and maintain the data that directs and secures the network operating system. Because of the volume, complexity and importance of the data produced by the operating system, its proper management is critical. Other key roles of systems administration are to:

•
determine appropriate policies, including those that are designed to secure access to the network, data and applications, and to audit adherence to those policies. The automated application of policies benefits corporate and Internet networks by ensuring consistency in outcomes and reducing the systems administrator hours needed to maintain the network, and

•	consolidate and migrate systems data to optimize hardware utilization and to take advantage of new operating systems and platforms.

          Operations Management.    The primary function of operations management software is to identify and provide automated response to or alert as early as possible problems such as application failures, breaches in security, hardware failures, system software crashes and insufficient capacity. These activities are critical to the ongoing operation of corporate and Internet-based networks. For example, applications management provides mechanisms for the notification of application performance problems such as email response time. Security operations management also provides mechanisms for notification and response to unauthorized access or policy violations. Another role of operations management is to continually monitor the performance, responsiveness and availability of network services so that systems administrators can plan and budget for the frequently needed additions, upgrades and configuration changes.

          Network Performance Management.    The primary function of network performance management software is to test and monitor the performance of applications running on the network. This enables systems administrators to perform two critical functions:

•	test the impact of a new application on the network and identify potential network performance problems before the application is actually rolled out, and

•
continually monitor application performance across the network providing an end-to-end user view of performance across the network to ensure that user performance requirements and service levels are being met.

           Several systems management software companies have attempted to provide these functions. Their products fall into three general categories:

•
Utilities.    Point applications and utilities focus on a specific systems management problem and attempt to amplify systems administrator efforts. While these are often helpful in workgroup and small network situations, many of them have not been designed and tested to scale to larger eBusiness infrastructures. The need to evaluate and procure point applications and utilities one by one is costly. Many of these applications and utilities also require substantial systems administrator time for integration with other systems management tools,

•
Cross-platform point suites.    Cross-platform point suites have broader applications than the point product applications or utilities because they have been ported to run on multiple operating systems such as Unix, Windows NT and MVS. However, we believe that these cross-platform point suites typically provide a limited depth of functionality due to the heavy resource requirements for porting software to multiple operating systems. In addition, these suites are often more difficult to implement and manage than point applications or utilities, and

•
Frameworks.    Frameworks attempt to solve most systems management problems on most operating systems. Although they offer the promise of a “one-stop-shop” for all enterprise systems management needs, they are complex, require a significant amount of knowledge and training to manage, and require a lengthy, often multi-year, implementation.

          We believe that products in these categories have exhibited a variety of shortcomings in addressing eBusiness infrastructure management requirements. They have either proven to be too narrow in scope, limited in terms of functionality, overly difficult and costly to implement or some combination of the above. We believe that companies increasingly want modular management solutions that solve immediate points of pain and integrate with other modules to provide end-to-end integrated functionality for systems administration, operations management and network performance management. These solutions must be easily and rapidly deployed and must be easy to use.

The NetIQ Solution

          Our product family is designed to reduce the cost of operations and increase the security, performance and availability of Windows-based eBusiness applications, directories, servers and networks. Our product family consists of three product lines, Administration, Operations and Network Performance Management.

          Our products are designed to improve the reliability, performance and security of even the most complex computing environments by simplifying and automating many key systems management functions. Our products are based on an open and extensible architecture, can be deployed quickly and are flexible and easy to use. The products within each of the lines are shown in the following table:

ADMINISTRATION

Directory and Resource Administrator	Directory and Resource Administrator is a centralized directory management solution that unifies and automates the administration of Windows NT and Windows
2000. Its powerful policy-based management and safe distributed administration capabilities reduce administrative effort and costs, increase security and protect the integrity of Active Directory content.

Exchange Administrator	Exchange Administrator is a powerful, automated policy-based administration solution that provides easy, single-point Exchange mailbox management. It enables administrators to define policies that are automatically enforced and propagated across
Windows NT and Windows 2000 directories, mailboxes and distribution lists.

File & Storage Administrator	File and Storage Administrator is a centralized file security administration and account management solution. It enables administrators to track, manage and audit directory, folder, file permissions and file properties, preventing unauthorized data access and streamlining enterprise storage management.

Domain Migration Administrator	Domain Migration Administrator provides automated, drag-and-drop Windows NT domain consolidation and rapid, easy and reliable migration to Windows 2000. Its extensive automation removes thousands of manual steps, eliminating errors and reducing the risk of migrating from Windows NT and Netware to Windows 2000.

Server Consolidator	Server Consolidator is a server data consolidation solution that rapidly moves data, including files, shares and permissions between servers and network attached storage appliances.

NetWare Migrator	NetWare Migrator migrates NetWare data including users, groups, directories and files from NetWare to Windows NT and Windows 2000 and Active Directory.

OPERATIONS

AppManager	AppManager is a comprehensive solution for centrally managing and monitoring the performance and availability of distributed Windows NT and Windows 2000-based systems and server applications such as Exchange Server, SQL Server, Active
Directory, Citrix, Oracle, R/3 and Lotus Domino. Using AppManager, administrators can automatically pinpoint, correlate and correct fault, performance and connectivity problems.

AppAnalyzer	AppAnalyzer is a web-based reporting and analysis solution for Microsoft BackOffice servers such as Exchange. AppAnalyzer helps administrators and IT managers analyze the usage of Exchange servers by providing traffic flow, bandwidth, and policy-based message content analysis as well as providing powerful capacity planning and charge-
back features.

Operations Manager	Operations Manager is a high-volume event log consolidation engine for Windows
NT and Windows 2000 server infrastructures. With Operations Manager, enterprises can centralize management data for analysis and cost-effective decision-making.

Security Manager	Security Manager provides an advanced solution for Windows NT and Windows 2000 security configuration management and auditing, ensuring a secure Windows network with minimal management overhead. Security Manager is the only Windows DNA-
based security product that integrates with leading anti-virus applications such as
Symantec, McAfee, and Trend Micro, and that incorporates security-auditing functions for key Windows applications such as Exchange.

NETWORK

Chariot	Chariot prevents network performance problems by testing the impact of new technologies and applications before they are deployed. Chariot can also be used to troubleshoot network issues in production environments, minimizing downtime and increasing productivity.

Pegasus	Pegasus monitors the service-levels of networked applications from an end-user perspective. Using Pegasus IT managers can see the total response time a user is experiencing and then break that response time down into client, network, and server components to quickly identify and resolve performance problems.

6
Strategy

          Our objective is to be the leading provider of Windows-based eBusiness infrastructure management software that enables businesses to optimize the security, performance and availability of eBusiness applications, directories, servers and networks. Key elements of our strategy include:

        Enhancing Position as a Leading Provider of eBusiness Infrastructure Management Solutions

          We intend to strengthen our technology leadership position in the Windows NT and Windows 2000 eBusiness infrastructure management software market by continuing to focus on managing the applications, servers, directories and network infrastructure components that businesses are increasingly relying on to perform critical business functions, including electronic messaging, Internet, group collaboration and database applications. We intend to enhance our comprehensive solutions by offering broader “out-of-the box” functionality, and closer integration with third party application, system, network and hardware management products.

        Increase Breadth and Depth of Deployment within Existing Customer Base

          We currently license our products to over 2000 customers across a broad range of industries. A number of our customers initially deploy our products on a departmental basis or for managing particular systems or applications. We have focused and will continue to focus on expanding the breadth (multiple product usage) and depth (enterprise-wide deployment) of existing customers’ use of our products.

        Expand Distribution Channels

          We have formed relationships with value added resellers, system integrators, original equipment manufacturers and distributors. We intend to build upon these relationships and to pursue new ones.

        Increase International Presence

          We believe that international markets present a substantial growth opportunity for us as the worldwide market continues to expand and organizations increasingly recognize the advantages of eBusiness infrastructure management software solutions. We intend to expand our field and inside sales forces and establish additional field offices in the United States and internationally. We plan to complement our current international distribution channels by developing relationships with additional international resellers, distributors and original equipment manufacturers. Working with our Japanese original equipment manufacture partners, we have developed branded Japanese versions of our AppManager products for each of these original equipment manufacturers to market, sell and support and we intend to develop additional localized versions of our products in the future.

        Expand Relationships with Microsoft and Other Key Industry Vendors

          We intend to expand our relationships with key industry vendors such as Microsoft, Compaq and Unisys to further develop our eBusiness infrastructure management solutions and expand our penetration of the market. We participate in Microsoft’s testing and feedback programs for new systems and applications and intend to support all current and future Windows NT and Windows 2000 technologies and standards. We plan to continue to participate in joint marketing programs with Microsoft, expand Microsoft’s use of our products and continue to support new Microsoft Windows 2000-based applications. We also intend to participate in joint marketing and sales activities with Compaq and Unisys and establish more sales, marketing and development relationships with other key industry vendors.

Customers

          Our products have been sold to over 2,000 corporations, governmental agencies and other organizations worldwide including more than half of the Fortune 100 companies.

Sales and Distribution

Field and Inside Sales

          We market our software and services through our domestic field sales offices in Atlanta, GA; Bedminster, NJ; Bellevue, WA; Bloomington, MN; Boston, MA; Dallas, TX; Denver, CO; Fairfax, VA; Houston, TX; New York City, NY; Raleigh, NC; Reston, VA; Santa Clara, CA; Washington D.C., and Westlake Village, CA. Our international field offices are located in Antwerp, Belgium; Boulogne, France; Copenhagen, Denmark; Munich, Germany; Sao Paulo, Brazil; Singapore; Sydney, Australia; Tokyo, Japan; Toronto, Canada; and Vienna, Austria. Each of our field sales offices includes a territory manager and one or more systems engineers. The territory manager and system engineer concentrate on Fortune 1000-sized accounts that have at least 100 Windows servers.

          Typically, our sales process will include an initial sales presentation in person or over the phone, a product demonstration, a product evaluation period, a closing meeting and a purchase process. Generally the sales process includes licensing our products to potential customers on a trial basis. Our sales process typically takes 90 to 180 days, but this process can be longer for large customers or enterprise-wide sales.

          Our field sales organization is complemented by an inside sales organization with offices in Santa Clara, CA, Houston, TX, London, United Kingdom and Sydney, Australia. Our inside sales organization typically handles orders from customers who have fewer than 100 Windows NT servers that are not processed or sold through the channel, or at times in concert with our channel partners. Our inside sales personnel also handle sales lead qualification, help recruit regional channel partners and distribute leads to the field sales organization or channel partners.

        Value Added Resellers, System Integrators, Distributors and Original Equipment Manufacturers

          We have implemented a channel partner program, our NetIQ Partner Network, that provides training, technical support, priority communications, as well as joint sales and marketing activities. Channel sales representatives focus on managing sales activities of our regional channel partners and branch sales offices of our national reseller partners. Currently Tech Data is the primary distributor of our products to other resellers in the United States. As of June 30, 2000, we had more than 70 third party channel partners who purchase our products or provide services to our customers in North America. We have also established approximately 50 channel partners in Europe, Latin America and the Asia-Pacific region as of June 30, 2000 who perform marketing, sales and technical support functions in their country or region. Each value added reseller may distribute our products directly to the customer and/or through other resellers. In addition, we have worked with NEC, Fujitsu and Hitachi to develop branded Japanese versions of AppManager that each of these original equipment manufacturers markets, sells and supports.

        International Sales

          International sales represented 23%, 17% and 10% of total revenue in fiscal 2000, 1999 and 1998, respectively. We anticipate that as we expand our international sales efforts, the percentage of revenue derived from international sources will continue to increase. Currently, a majority of our international business is conducted in U.S. dollars. However, as we expand our international operations, we expect that our international business will increasingly be conducted in foreign currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar have caused, and we expect such fluctuation to increasingly cause, currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. We may experience currency losses in the future. To date, we have not adopted a formal hedging program to protect us from risks associated with foreign currency fluctuations.

          Our ability to sell our products in new markets and to increase our share of existing markets will be impaired if we fail to significantly expand our distribution channels. Our sales strategy requires establishing multiple indirect marketing channels in the United States and internationally through value added resellers, systems integrators, distributors and original equipment manufacturers, and requires that we increase the number of customers licensing our products through these channels. Moreover, our channel partners must market our products effectively and must be qualified to provide timely and cost-effective customer support and service. If they are unable to do so, this could harm our ability to increase revenue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results.”

Marketing

          We have a number of marketing programs designed to inform customers about the capabilities and benefits of our products. Our marketing efforts include participation in industry trade shows, technical conferences and technology seminars, preparation of competitive analyses, sales training, publication of technical and educational articles in industry journals, advertising, public relations, and analyst and press tours.

        Relationships with Developers of Windows-Based Systems and Applications

          We have relationships with developers of Windows NT and Windows 2000-based systems and applications including Cabletron, Citrix, Compaq, Computer Associates, Dell Computer, Hewlett-Packard, IBM, including both its Lotus and Tivoli subsidiaries, Legato, Microsoft, Oracle and Unisys. As part of these relationships, we often develop joint marketing programs with these software and hardware vendors. Our relationship with Microsoft is an example of this type of product-based relationship. Microsoft’s information technology group selected our AppManager and Operations Manager products to monitor the performance and availability of its worldwide business infrastructure, as well as to centrally monitor its applications server infrastructure. We have a number of engineers and product managers working on site at Microsoft’s Redmond, Washington headquarters. Microsoft also contracts for one of our engineers to provide support for Microsoft’s use of our products. Other examples of our product-based relationships are Compaq, whose service organization is a worldwide reseller of our AppManager product, and Unisys Corporation, who has agreed to bundle a portion of AppManager and to resell our entire product line.

Customer Support

          Our technical support organization provides ongoing technical support for our customers and for prospective customers during the period in which a prospective customer evaluates our products. We offer technical support services 24 hours a day, seven days a week via our Internet site, telephone, e-mail, a support Web site and fax. Customers are notified about the availability of regular maintenance and enhancement releases via Internet-based e-mail. Initial product license fees include one year of product software maintenance and support. Thereafter, customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee.

          We also offer training courses for the implementation and administration of our products. Product training is provided on a periodic basis at our headquarters in Santa Clara, CA, at our Houston, TX office, at the offices of members of our NetIQ Partner Network and also at customer sites throughout the United States and Europe.

          Our professional services group provides product training, consulting and implementation services for a fee in order to assist customers in maximizing the benefits of our products. A significant focus of our professional services group is also to train and support partners who are members of the NetIQ Network Partner channel program in how to provide NetIQ product-related services and support to customers.

Research and Development

          Our research and development organization is responsible for the design, development and release of our products. The group is organized into development, quality assurance, product management, documentation and localization disciplines. Members from each discipline form separate product teams that work closely with sales, marketing and customer support to better understand market needs and user requirements. Additionally, we have a well-developed information feedback loop with our customers to respond to and address their changing system and systems management requirements. When appropriate, we also utilize third parties to expand the capacity and technical expertise of our internal research and development team. On occasion, we have licensed third-party technology, which we believe shortens time to market without compromising competitive position or product quality.

          We have made substantial investments in research and development. Our research and development expenses were $10.1 million, $4.3 million and $2.2 million in fiscal 2000, 1999 and 1998, respectively.

Competition

          The market for eBusiness infrastructure management software is new, rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. New products for this market are frequently introduced and existing products are continually enhanced. We may not be able to compete successfully against current and/or future competitors and such inability would materially and adversely affect our business, future quarterly and annual operating results and financial condition. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results—New product introductions and pricing strategies by our competitors could adversely affect our ability to sell our products or could result in pressure to price our products in a manner that reduces our margins,” regarding risks associated with competitive pressures.

          Existing Competition.    We currently face competition from a number of sources, including:

•	providers of network and systems management framework products such as IBM, Computer Associates and Hewlett-Packard,

•	providers of performance and availability management solutions such as BMC Software,

•	providers of administration products such as Quest Software, Inc. and Bindview Development Corporation, and

•	customers’ internal information technology departments that develop or integrate system and application monitoring tools for their particular needs.

          Future Competition.    We may face competition in the future from established companies who have not previously entered the market for eBusiness infrastructure management, as well as from emerging companies. Barriers to entry in the software market are relatively low. Established companies may not only develop their own eBusiness infrastructure management solutions, but they may also acquire or establish cooperative relationships with our current competitors, including cooperative relationships between large, established companies and smaller private companies. These larger companies may be able to acquire the technology and expertise of smaller companies to penetrate our market quickly. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

          To date, Microsoft has not competed against us in the market for eBusiness infrastructure management software. However, Microsoft may enter this market in the future, and this could materially and adversely affect our business, future annual and quarterly results of operations and financial condition. As part of its competitive strategy, Microsoft could bundle eBusiness infrastructure management software with its Windows 2000-based operating system software, and this could discourage potential customers from purchasing our products. Even if the functionality provided as standard features by future Microsoft operating system software were more limited than that of our administration and operations management products, a significant number of customers or potential customers might elect to accept more limited functionality in lieu of purchasing additional software. Moreover, competitive pressures resulting from this type of bundling could lead to price reductions for our products, which would reduce our margins and could materially and adversely affect our business, quarterly and annual operating results and financial condition.

           In addition to Microsoft, other potential competitors may bundle their products or incorporate eBusiness infrastructure management software into existing products including for promotional purposes. In addition, our ability to sell our products will depend, in part, on the compatibility of our products with other third party products. These third party software developers may change their products so that they will no longer be compatible with our products. If our competitors were to bundle their products in this manner or make their products non-compatible with our products, this could materially and adversely affect our ability to sell our products and could lead to price reductions for our products, which in turn could reduce our profit margins.

Intellectual Property

          Our success is heavily dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These laws and procedures provide only limited protection. We have applied for three patents relating to our engineering work all of which have been issued or approved for issuance.

          We license technology that helps AppManager Suite run our applications management modules from Summit Software on a non-exclusive, worldwide basis. Our AppManager product modules for Windows NT and Windows NT Workstation incorporate Summit Software technology. Under the terms of our license agreement, we pay limited royalties to Summit. We license this technology on a year-to-year basis which is automatically renewed each August and, in the event our license agreement for this technology is terminated, we may continue to sell our AppManager Suite with the Summit technology for a period of 24 months following the termination of the license agreement.

          We are not aware that our products infringe any proprietary rights of third parties. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any infringement claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources or cause product delays. Such infringement claims could also require us to enter into royalty or licensing agreements that may not be available on terms acceptable to us, if at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results.”

Employees

          As of June 30, 2000, we had 535 employees, 189 of whom were engaged in research and development, 257 in sales and marketing, 36 in customer support and 53 in finance and administration. None of our employees is represented by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good. For a discussion of our need to attract and retain additional qualified personnel, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results”—We will need to recruit and retain additional qualified personnel to successfully manage our business.“

ITEM 2.    PROPERTIES

          Our principal corporate and administrative offices and certain research and development and sales and marketing personnel are located at our 32,000 square feet headquarters facility in Santa Clara, California. In August 2000 we purchased an 88,000 square feet facility for approximately $29.0 million. Improvements to the facility are expected to be completed in November 2000, and cost approximately $3.5 million. We anticipate vacating our current facility and moving to the new facility in November 2000. We do not expect the cost of terminating our current lease to be significant.

          We lease approximately 60,000 square feet in Houston, Texas, approximately 16,000 square feet in Research Triangle Park, North Carolina, and approximately 5,000 square feet in Bellevue, Washington. All of these facilities house research and development and sales and marketing personnel.

           We also lease approximately 6,500 square feet in Staines, United Kingdom, for our European sales headquarters.

          All of these leased facilities are under an initial term of five years with various options to extend the term from two to three years.

          We also lease space for sales and marketing offices in Atlanta, GA; Bedminster, NJ; Bloomington, MN; Boston, MA; Dallas, TX; Denver, CO; Fairfax, VA; New York, NY; Reston, VA; and Washington, D.C. Our international field offices are in Antwerp, Belgium; Boulogne, France; Copenhagen, Denmark; Munich, Germany; Sao Paulo, Brazil; Singapore; Sydney, Australia; Tokyo, Japan; Toronto, Canada; and Vienna, Austria.

          Our current facilities, including the building acquired in August 2000, are expected to be adequate to meet our needs for the next 12 months. For additional information regarding our obligations under leases see Note 12 to the Consolidated Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS

          We currently have no material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          We held a Special Meeting of Stockholders on May 11, 2000. The following matters were submitted to a vote of the stockholders:

1.
To approve the issuance of shares of NetIQ Corporation in the merger of Planet Acquisition Corporation, a wholly-owned subsidiary of NetIQ Corporation, with and into Mission Critical Software, Inc. as contemplated by the Agreement and Plan of Reorganization dated as of February 26, 2000 among NetIQ Corporation, Planet Acquisition Corporation and Mission Critical Software, Inc.

VOTES
For	Against	Abstentions	Non-votes
12,943,444	356	7,660	—

2.
To amend the 1995 Stock Plan to increase the maximum aggregate number of shares of common stock that may be optioned and sold under the plan to 8,000,000 shares from 5,333,332 shares, plus an annual increase of the lowest of (i) 2,600,000 shares, (ii) 5% of the outstanding shares on the first day of NetIQ Corporation’s fiscal year, and (iii) an amount determined by the board of directors.

VOTES
For	Against	Abstentions	Non-votes
9,337,007	3,613,388	1,065	—

3.
To amend the 1999 Employee Stock Purchase Plan to increase the maximum number of shares reserved for sale under the plan to 1,000,000 shares from 500,000 shares, plus an annual increase of the lowest of (i) 800,000 shares, (ii) 2% of the outstanding shares on the first day of NetIQ Corporation’s fiscal year, and (iii) an amount determined by the board of directors.

VOTES
For	Against	Abstentions	Non-votes
10,707,248	2,243,132	1,080	—

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

          Our Common Stock has been traded on the Nasdaq National Market since July 30, 1999 under the trading symbol “ NTIQ”. Before that time, there was no market for our common stock. The initial public offering price was $13.00 per share on July 29, 1999.

          The following table presents the range of high and low closing prices for our common stock from the date our stock began trading on the Nasdaq National Market through June 30, 2000.

	High	Low
Fourth Quarter	$61.500	$31.563
Third Quarter	$78.000	$51.000
Second Quarter	$59.000	$23.500
First Quarter	$33.750	$14.938

          The approximate number of holders of the shares of our common stock was 350 as of September 22, 2000. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. Based on the number of annual reports requested by brokers, we estimate that we have approximately 10,000 beneficial owners of our common stock.

          We have never declared or paid any cash dividends on shares of our common stock and do not expect to do so in the foreseeable future. We anticipate that all future earnings, if any, generated from operations will be retained to develop and expand our business. Any future decision to pay cash dividends will depend on our growth, profitability, financial condition and other factors the Board may deem relevant.

Recent Sales of Unregistered Securities

          In November 1999 we issued 3,750 shares of common stock to a third party, valued at the fair market value of $45.69 per share, in exchange for services rendered. The sale of these shares was deemed exempt from registration under the Securities Act, in reliance on Section 4(2) thereof, as transactions not involving a public offering.

          In July 1999 we issued 3,833 shares of common stock to two third parties, valued at the deemed fair market value of $12.00 per share, in exchange for services rendered. The sale of these shares was deemed exempt from registration under the Securities Act, in reliance on Section 4(2) thereof, as transactions not involving a public offering.

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

          Between July 1, 1996, and June 30, 1999, we issued and sold 1,264,493 shares of unregistered Common Stock upon the exercise of outstanding options under its 1995 Stock Option Plan. The consideration paid in exchange for such Common Stock varied based on the deemed fair market value of the options at the time of grant. The sale of these shares was deemed to be exempt from registration under the Securities Act of 1933, as amended (the Securities Act), in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. Each recipient of such shares had adequate access, through his or her relationship with the Company, to information about the Company.

           In May 1997, we sold 2,733,321 shares of Series B Preferred Stock at a per share purchase price of $3.00. The sale of these shares was deemed exempt from registration under the Securities Act, in reliance on Section 4(2) thereof, as transactions not involving a public offering.

Use of Proceeds

          In July 1999, we completed the sale of 3,000,000 shares of our common stock at a per share price of $13.00 in a firm commitment underwritten public offering. Credit Suisse First Boston, BancBoston Robertson Stephens and Hambrecht & Quist LLC underwrote the offering. In August 1999, the underwriters exercised an over-allotment option granted by us to the underwriters for the purchase of up to 450,000 additional shares of the Company’s common stock in full.

          We received aggregate gross proceeds of $44.8 million in connection with our initial public offering. Of such amount, approximately $3.1 million was paid to the underwriters in connection with underwriting discounts, and approximately $1.3 million was paid by us in connection with offering expenses, including legal, accounting, printing, filing and other fees. Our net proceeds after deduction of such commissions and expenses were approximately $40.4 million. There were no direct or indirect payments to officers or directors of the Company or any other person or entity.

          Cash of approximately $1.8 million was paid to Compuware Corporation in partial repayment of the $5 million loan made by Compuware in connection with the settlement of a lawsuit filed by Compuware against the Company. The remaining portion of the our indebtedness to Compuware, in the amount of approximately $3.3 million, was cancelled in exchange for the issuance of 280,025 shares of the Company’s Common Stock to Compuware upon the exercise of a warrant issued to Compuware in March 1999.

          Approximately $349,000 of the proceeds was paid to a bank in full repayment of the Company’s long-term debt for equipment purchases.

          Approximately $400,000 of the proceeds was used in March 2000 in the acquisition of Sirana Software, Inc.

          Approximately $2.3 million of the proceeds were used for capital expenditures.

          Approximately $750,000 of the proceeds was used in July 2000 in the acquisition of Software Realization, Inc.

          Approximately $29 million of the proceeds was used in August 2000 for the purchase of an office building for our corporate offices in San Jose, California.

          In August 1999, Mission Critical completed the sale of 2,750,000 shares of their common stock at a per share price of $16.00 in a firm commitment underwritten public offering. Hambrecht & Quist LLC, BancBoston Robertson Stephens, SoundView Technology Group and Charles Schwab & Co., Inc underwrote the offering. In August 1999, the underwriters exercised an over-allotment option granted by Mission Critical to the underwriters for the purchase of up to 562,500 additional shares of Mission Critical’s common stock in full. Mission Critical received net proceeds of $47.5 million in connection with the initial public offering after deducting expenses in connection with the offering for legal, accounting, printing, filing and other fees.

          Approximately $81,000 of the proceeds was paid to a bank in full repayment of Mission Critical’s long-term debt .

          Approximately $1.5 million of the proceeds were used for capital expenditures by Mission Critical.

          Currently we are investing the remaining net offering proceeds for future use as additional working capital. Such remaining net proceeds may be used for potential strategic investments or acquisitions that complement our products, services, technologies or distribution channels.

ITEM 6.    SELECTED FINANCIAL DATA

          The following selected historical consolidated financial data should be read in conjunction with our Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere in this Annual Report on Form 10-K.

	Year Ended June 30,
	2000	1999	1998	1997	1996
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Software license revenue	$ 37,235	$18,433	$ 6,603	$ 369	$ —
Service revenue	10,685	3,136	467	19	—

Total revenue	47,920	21,569	7,070	388	—

Cost of software license revenue	800	755	235	9	—
Cost of service revenue	2,217	1,260	407	46	—

Total cost of revenue	3,017	2,015	642	55	—

Gross profit	44,903	19,554	6,428	333	—

Operating expenses:
Sales and marketing	24,695	11,685	5,748	1,238	77
Research and development	10,109	4,344	2,192	1,003	665
General and administrative	4,761	3,347	1,611	479	264
Stock-based compensation	696	1,928	250	10	—
Write-off of acquired in-process research and development costs	10,693	—	—	—	—
Amortization of goodwill and intangibles	64,184	—	—	—	—

Total operating expenses	115,138	21,304	9,801	2,730	1,006

Loss from operations	(70,235)	(1,750)	(3,373)	(2,397)	(1,006)
Total other income	7,307	108	262	116	97

Loss before income taxes	(62,928)	(1,642)	(3,111)	(2,281)	(909)
Income taxes	2,400	—	—	—	—

Net loss	$ (65,328)	$(1,642)	$(3,111)	$(2,281)	$ (909)

Basic and diluted net loss per share (1)	$ (3.59)	$ (0.47)	$ (1.34)	$ (1.62)	$ (1.55)
Shares used to compute basic and diluted net loss per share (1)	18,189	3,476	2,325	1,411	587

Consolidated Balance Sheet Data:
Cash and cash equivalents	$ 187,610	$ 9,634	$ 3,358	$ 7,748	$ 32
Short-term investments	145,916	—	—	—	—
Working capital	311,709	4,443	4,314	7,493	1,755
Total assets	1,721,761	18,354	8,205	8,202	2,255
Long-term obligations, net of current portion	—	205	—	—	—
Total stockholders’ equity	1,685,722	5,799	4,939	7,787	1,880

(1)	See Note 9 to the Consolidated Financial Statements for the determination of shares used in computing basic and diluted net loss per share.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial position. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to such differences include, but are not limited to, those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Factors Affecting Future Operating Results” and elsewhere in this Annual Report on Form 10-K.

Overview

          NetIQ is a leading provider of software for managing eBusiness infrastructures. Our Administration, Operations and Network Performance Management product lines are designed to reduce the cost of operations and increase the security, performance and availability of eBusiness applications, directories, servers and networks.

          From our incorporation in June 1995 until the first sales of AppManager in February 1997, we were principally engaged in development-stage activities, including product development, sales and marketing efforts and recruiting qualified management and other personnel. Our total revenue has grown from $7.1 million in 1998 to $21.6 million in 1999 and to $47.9 million in 2000. This rapid revenue growth reflects our relatively early stage of development, and our merger with Mission Critical Software, Inc. (Mission Critical) during fiscal 2000, and we do not expect revenue to increase at the same rate in the future.

          Operating expenses grew from $9.6 million in 1998 to $19.4 million in 1999 and to $39.6 million in 2000, excluding stock-based compensation, write-off of acquired in-process research and development costs, and amortization of goodwill and intangible assets generated in the mergers. Our operating expenses increased as we expanded our operations, including growing our employee base from 14 at June 30, 1996 to 535 at June 30, 2000. Expenses associated with stock-based compensation, write-off of acquired in-process research and development costs, and amortization of goodwill and intangible assets generated in the merger and the acquisition of Sirana Software, Inc. have grown from $250,000 to $75.6 million, mainly due to the write-off of acquired in-process research and development costs and amortization of goodwill and intangible assets generated in the merger and the acquisition. Our cumulative losses have resulted in an accumulated deficit of $73.3 million at June 30, 2000.

          We have derived the large majority of our revenue from software licenses. We also derive revenue from sales of annual maintenance service agreements and, to a lesser extent, consulting and training services. Service revenue has increased in recent periods as license revenue has increased and as the size of our installed base has grown. We expect service revenue to increase as a percentage of total revenue in the future and, as a consequence, our cost of service revenue to increase in absolute dollars and as a percentage of total revenue. The pricing of our products is based on the number of systems and applications managed, although volume and enterprise pricing is also available. Our customers typically purchase one year of product software maintenance with their initial license of our products. Thereafter, customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee equal to a fixed percentage of the current list price of the licensed product.

           Cost of software license revenue has decreased from 4% in 1998 and 1999 to 2% in 2000. This decreased because of Mission Critical and Ganymede Software products not having any royalties associated with them. Cost of service revenue, as a percentage of service revenue, has declined from 87% in 1998 to 40% in 1999 and 21% in 2000. Although service revenue has increased as a percentage of total revenue from 7% in 1998 to 15% in 1999 to 22% in 2000, the declining cost of service revenue has resulted in an increase in overall gross margin from 91% in 1998 to 90% in 1999 and to 94% in 2000. We anticipate that service revenue will increase as a percentage of total revenue in the future as customers continue to renew maintenance service contracts and, if we are unable to reduce the costs of service revenue, our margins may decline.

          We sell our products through both our direct sales force, which includes our field and inside sales personnel, as well as through indirect channels, such as distributors, value-added resellers and original equipment manufacturers. To date, the majority of our sales have resulted from the efforts of our field and inside sales personnel. However, revenue through our third-party channel partners represented approximately 25% of total revenue in fiscal 2000 and 30% of total revenue in fiscal 1999, and our strategy is to increase sales through third-party channel partners. No single customer accounted for greater than 10% of total revenue during fiscal 2000, 1999 and 1998. Two customers accounted for 15% and 10% of accounts receivable at June 30, 1999. One customer accounted for 11% of accounts receivable at June 30, 1998. International sales accounted for 23%, 17% and 10% of total revenue in fiscal 2000, 1999, and 1998, respectively. We anticipate that as we expand our international sales efforts, the percentage of revenue derived from international sources will continue to increase.

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

        Merger with Mission Critical Software, Inc.

          On February 26, 2000 we entered into a merger agreement with Mission Critical Software, Inc. and agreed to issue 0.9413 shares for each share of Mission Critical common stock. Mission Critical was a provider of systems administration and operations management software products for corporate and Internet-based Windows NT and Windows 2000 networks. Stockholders approved the merger in a special meeting on May 11, 2000 and on May 12, 2000 the merger was completed. We issued approximately 18.8 million shares valued at approximately $1.3 billion, assumed approximately 4.9 million options valued at approximately $285.0 million and incurred approximately $10.0 million of direct merger costs, for a total purchase price of approximately $1.6 billion. The merger has been accounted for using purchase accounting. In April 2000, prior to completing the merger with NetIQ, Mission Critical acquired all of the outstanding capital stock of Ganymede Software Inc. (Ganymede). Ganymede was a developer of network and application performance management solutions. The merger was accounted for using purchase accounting.

        Acquisition of Sirana Software, Inc.

          On March 10, 2000 we acquired all outstanding shares of Sirana Software, Inc. for approximately 27,000 shares of common stock and cash valued at approximately $2.5 million plus approximately $200,000 of direct merger costs, for a total purchase price of approximately $2.7 million. Sirana was a developer of web-based enterprise analysis and reporting solutions for Microsoft BackOffice. The merger has been accounted for using purchase accounting.

        Acquisition of Software Realization, Inc.

          On July 17, 2000 we entered into an agreement to purchase 100% of the capital stock of Software Realization, Inc. for cash of approximately $1.4 million. The acquisition will be accounted for using purchase accounting. Software Realization, Inc. was a provider of consulting, training services and systems integration services.

        Other

          In September 1996, Compuware Corporation filed a complaint against the Company alleging misappropriation of trade secrets, copyright infringement, unfair competition and other claims. Compuware asserted these claims after a number of prior Compuware employees founded the Company or later joined the Company as officers and employees. A settlement of these claims was reached in January 1999 and final documentation was entered into and the claims dismissed in March 1999. As part of the settlement in March 1999, Compuware loaned the Company $5.0 million with interest at 6% per year. Additionally, as part of the settlement in March 1999, Compuware was issued a warrant to purchase 280,025 shares of common stock at 90% of the per share sale price of shares sold to investors in the Company’s initial public offering. Compuware exercised the warrant in full upon the closing of the initial public offering, paying $11.70 per share and sold all of their shares in the follow-on public offering in December 1999. Pursuant to the completion of the initial public offering we paid approximately $1.8 million to satisfy the note and interest obligation, and the remaining $3.3 million was cancelled in connection with the exercise of the warrant.

Historical Results of Operations

          The following table sets forth our historical results of operations expressed as a percentage of total revenue for fiscal 2000, 1999, and 1998.

	Percentage of Total Revenue Year Ended June 30,
	2000	1999	1998
Consolidated Statements of Operations Data:
Software license revenue	78%	85%	93%
Service revenue	22	15	7

Total revenue	100	100	100

Cost of software license revenue	2	4	3
Cost of service revenue	4	6	6

Total cost of revenue	6	10	9

Gross profit	94	90	91

Operating expenses:
Sales and marketing	52	54	81
Research and development	21	20	31
General and administrative	10	16	23
Stock-based compensation	1	9	4
Write-off of acquired in-process research and development costs	22	—	—
Amortization of goodwill and intangibles	134	—	—

Total operating expenses	240	99	139

Loss from operations	(146)	(9)	(48)
Total other income	15	1	4

Loss before income taxes	(131)	(8)	(44)
Income taxes	5	—	—

Net loss	(136)%	(8)%	(44)%

Cost of software license revenue, as a percentage of software license revenue	2%	4%	4%
Cost of service revenue, as a percentage of service revenue	21%	40%	87%

Comparison of Fiscal Years Ended June 30, 2000 and 1999

          On May 12, 2000 we completed our merger with Mission Critical, including the business and operations of Ganymede. Results of these operations from the date of acquisition forward have been included in the consolidated financial statements.

          On March 10, 2000 we completed our acquisition of Sirana, whose results of operations from the date of acquisition forward have been included in the consolidated financial statements.

          Revenue.    Our total revenue increased to $47.9 million in fiscal 2000 from $21.6 million in fiscal 1999, representing growth of 122%. During this same period, our software license revenue increased to $37.2 million from $18.4 million, representing growth of 102%. The increase is due primarily to increases in the number of software licenses sold, reflecting increased acceptance of our AppManager products, effects of the merger with Mission Critical, Ganymede and Sirana, and expansion of our field and inside sales organizations and our third-party channel partners. Service revenue increased to $10.7 million in fiscal 2000 from $3.1 million in fiscal 1999, representing growth of 241%. The increase was due primarily to maintenance fees associated with new software licenses. Service revenue increased as a percentage of total revenue due to the compounding effect of our base of installed licenses and due to a significant majority of our customers renewing their maintenance service agreements.

        Cost of Revenue

          Cost of Software License Revenue.    Our cost of software license revenue includes the costs associated with software packaging, documentation, such as user manuals and CDs, and production, as well as non-employee commissions and royalties. Cost of software license revenue was $800,000 and $755,000 in fiscal 2000 and fiscal 1999, respectively, representing 2% and 4% of related software license revenue. The percentage decrease is due to economies of scale and lowering of royalty expense, as our new products do not incorporate significant third-party technologies.

          Cost of Service Revenue.    Cost of Service revenue consists primarily of personnel costs and expenses incurred in providing telephonic and on-site maintenance and consulting services. Costs associated with training activities consist principally of allocated labor and departmental expenses as well as training materials. Cost of service revenue was $2.2 million and $1.3 million in fiscal 2000 and fiscal 1999, respectively, representing 21% and 40% of related service revenue. The increase in dollar amount of cost of service revenue is primarily attributable to the growth in our installed customer base. Cost of service revenue as a percent of service revenue declined due primarily to economies of scale achieved as our revenue and installed base have grown. We expect service revenue to increase as a percentage of total revenue as our installed license base grows and, as a consequence, our cost of service revenue to increase in absolute dollars and as a percentage of total revenue.

        Operating Expenses

          Sales and Marketing.    Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, as well as expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows and lead generation activities. Sales and marketing expenses increased to $24.7 million in fiscal 2000 from $11.7 million in fiscal 1999. The increase in dollar amount was due primarily to the hiring of additional field sales, inside sales and marketing personnel, which increased to 257 people from 66 people at the end of each year, and expanding our sales infrastructure and third-party channel partners, as well as higher commissions. Sales and marketing expenses represented 52% and 54% of total revenue for fiscal 2000 and fiscal 1999, respectively. The decline in sales and marketing expenses as a percentage of total revenue was principally the result of economies of scale resulting from the increased number of sales transactions, including follow-on sales to existing customers, as well as the allocation of marketing expenses over a substantially increased revenue base. We expect to continue hiring additional sales and marketing personnel and to increase promotion, advertising and other marketing expenditures in the future. Accordingly, we expect sales and marketing expenses will increase in absolute dollars in future periods.

          Research and Development.    Our research and development expenses consist primarily of salaries and other personnel-related costs, as well as facilities costs, consulting fees and depreciation. These expenses increased to $10.1 million, or 21% of total revenue, in fiscal 2000, from $4.3 million, or 20%, of total revenue in fiscal 1999. This increase in dollar amount resulted principally from increases in engineering and technical writing personnel, which increased to 189 people from 43 people at the end of each year, together with the establishment of a new facility in Bellevue, Washington, and the inclusion of the Mission Critical, Ganymede and Sirana facilities in Houston, Texas, Raleigh, North Carolina, and Bellevue, Washington. To date, all research and development costs have been expensed as incurred in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 as our current software development process is essentially completed concurrent with the establishment of technological feasibility. We expect to continue to devote substantial resources to product development such that research and development expenses will increase in absolute dollars in future periods.

          General and Administrative.    Our general and administrative expenses consist primarily of personnel costs for finance and administration, information systems and human resources, as well as directors and officers insurance, professional services expenses such as legal and accounting, and provision for doubtful accounts. General and administrative expenses increased to $4.8 million in fiscal 2000 from $3.3 million in fiscal 1999, representing 10% and 16% of total revenues, respectively. The increase in dollar amount was due primarily to increased staffing necessary to manage and support our growth. General and administrative personnel increased to 53 people at June 30, 2000, from 14 people at June 30, 1999. Legal expenses have been a significant cost in 1999, amounting $966,000 principally due to the Compuware litigation, for which a settlement was reached in January 1999 and final documentation was entered into and the claims dismissed in March 1999. The decrease in general and administrative expense as a percentage of total revenue was due primarily to the growth in total revenue. During fiscal 1999 we recorded $364,000 of expenses associated with the settlement of litigation with Compuware related to the exercise of warrants in connection with our initial public offering of our common stock on July 29, 1999. We believe that our general and administrative expenses will increase in absolute dollars as we expand our administrative staff, add new financial and accounting software systems and increase professional fees to manage our growth.

          Stock-Based Compensation.    No deferred stock-based compensation was recorded during fiscal 2000. However, due to employee attrition $140,000 of deferred stock-based compensation was reversed during fiscal 2000. During fiscal 1999, we recorded deferred stock-based compensation of $3.0 million, relating to stock option grants to employees and non-employees. These amounts are being amortized over the vesting periods of the granted options, which is generally four years for employees. During fiscal 2000 and fiscal 1999, we recognized stock-based compensation expense of $696,000 and $1.9 million, respectively. At June 30, 2000, total deferred stock-based compensation was $1.3 million. We expect to amortize up to approximately $155,000 of deferred stock-based compensation each quarter through June 30, 2003.

          Write-off of Acquired In-Process Research and Development Costs.    During fiscal 2000 we wrote-off a total of $10.7 million as a one time charge to operations associated with the purchase of in-process technology that had not reached technological feasibility.

          In the acquisitions of Mission Critical and Sirana, acquired technology included both existing technology and in-process research and development. The valuation of acquired technology was made by applying the income forecast method, which considers the present value of cash flows by product lines. The key elements of the acquired companies’ development process include: design of user interface, developing code, integration with existing products, technical documentation, and testing. A project is considered to be technologically feasible when a prototype is available for beta or general release. At the date of acquisition, additional research and development effort was anticipated prior to the release of the products under development. Value was allocated to in-process research and development based on a discounted cash flow expected to be generated and considering the core technology resident in the in-process products, the acquired companies’ past experience with typical product life cycles, and expected demand from the acquired companies customers for new products. Acquired in-process technologies were charged to operations, as the technologies did not have alternative future uses as of the date of the acquisition. The acquired in-process technologies included products relating to Mission Critical’s administration product line and Sirana’s analysis and reporting technology, both of which are anticipated [to be technologically feasible during the 2001 fiscal year].

          Amortization of Goodwill and Intangibles.    During fiscal 2000 we amortized $64.2 million of the goodwill and intangibles recognized in the merger with Mission Critical and acquisition of Sirana. We expect to amortize up to approximately $119.2 million of goodwill and intangibles each quarter through June 30, 2003.

          Total Other Income.    Total other income represents interest income earned on our cash and cash equivalent balances, short-term investments and interest expense on our equipment loans and loan subordinated to our bank line of credit. For fiscal 2000 and fiscal 1999, total other income, was $7.3 million and $108,000, respectively. The increase in total other income is the result primarily of increased cash and cash equivalent and short-term investment balances in fiscal 2000 from the proceeds of our public offerings and from cash obtained in the merger with Mission Critical.

          Income Taxes.    We recorded income tax expense of $2.4 million for fiscal 2000 mainly due to the non-deductibility of the write-off of acquired in-process research and development costs and goodwill amortization, for income tax purposes. We incurred net operating losses in fiscal 1999, and consequently recorded no federal, state or foreign income taxes expense.

Comparison of Fiscal Years Ended June 30, 1999 and 1998

        Revenue

          Our software license revenue increased to $18.4 million in fiscal 1999 from $6.6 million in fiscal 1998. Service revenue increased to $3.1 million in fiscal 1999 from $467,000 in fiscal 1998, principally from increases in new customer licenses.

        Cost of Revenue

          Cost of Software License Revenue.    Our cost of software license revenue increased to $755,000, or 4% of software license revenue, in fiscal 1999 from $235,000, or 4% of software license revenue. The increase in absolute dollar amount was due principally to increases in the number of software licenses sold.

          Cost of Service Revenue.    Our cost of service revenue increased to $1.3 million in fiscal 1999 from $407,000 in fiscal 1998. These costs amounted to 40% and 87% of service revenue, respectively. The decline in cost of service revenue as a percentage of service revenue was due primarily to economies of scale achieved as our revenue and installed base have grown.

        Operating Expenses

          Sales and Marketing.    Our sales and marketing expenses increased to $11.7 million in fiscal 1999 from $5.7 million in fiscal 1998. The increase reflects the hiring of additional sales and marketing personnel in connection with the building of our direct, reseller and original equipment manufacturer channels, and higher commissions associated with increased sales volume. Our personnel in sales and marketing increased to 66 at June 30, 1999 from 34 at June 30, 1998. Sales and marketing expenses accounted for 54% of total revenue in fiscal 1999 and 81% of total revenue in fiscal 1998. The decrease as a percentage of total revenue was due primarily to growth in our total revenue.

          Research and Development.    Research and development expenses increased to $4.3 million in fiscal 1999, from $2.2 million in fiscal 1998. The increase was due primarily to increases in personnel in each period. Our personnel in research and development increased to 43 at June 30, 1999, from 30 at June 30, 1998. Research and development expenses accounted for 20% of total revenue in fiscal 1999 and 31% of total revenue in fiscal 1998. The decrease as a percentage of total revenue was due primarily to growth in our total revenue.

          General and Administrative.    General and administrative expenses increased to $3.3 million in fiscal 1999 from $1.6 million in fiscal 1998. These costs, which represented 16% of total revenue in fiscal 1999 and 23% of total revenue in 1998, were the result of increases in personnel, facility-related costs and legal expenses. Our personnel in general and administrative positions increased to 14 at June 30, 1999, from 8 at June 30, 1999. Legal expenses were $966,000 in fiscal 1999 and $762,000 in fiscal 1998, and related principally to the Compuware litigation that commenced in September 1996 for which a settlement was reached in January 1999 and final documentation was entered into and the claims dismissed in March 1999. The decrease as a percentage of total revenue was the result of growth in our total revenue. During fiscal 1999 we recorded $364,000 of expenses associated with the settlement of litigation with Compuware. The expense relates to the warrants that were exercised in connection with our initial public offering of our common stock on July 29, 1999.

          Stock-Based Compensation.    In fiscal 1999 and fiscal 1998, we recorded deferred stock-based compensation of $3.0 million and $1.2 million, respectively, relating to stock option grants. During fiscal 1999 and fiscal 1998, we recognized stock-based compensation expense of $1.9 million and $250,000, respectively.

          Total Other Income.    We recognized total other income of $108,000 and $262,000 in fiscal 1999 and fiscal 1998, respectively. The decline in total other income is the result of decreased interest income due to lower cash and cash equivalent balances in fiscal 1999, coupled with interest on the $5.0 million subordinated debt, commencing in the quarter ended March 31, 1999.

           Income Taxes.    We incurred net operating losses in fiscal 1999 and fiscal 1998, and consequently recorded no federal, state or foreign income taxes expense.

Effects of Recent Accounting Pronouncements

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

          In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25. FIN 44 clarifies certain elements of APB Opinion No. 25. Among other issues, this interpretation clarifies: the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non-compensatory, the accounting consequences of various modifications to the terms of a previously fixed stock option award, and the accounting for an exchange of stock compensation in a business combination. This interpretation is effective for us in fiscal 2001. We do not believe that the adoption of this interpretation will have a material impact on our financial position or results of operations.

Liquidity and Capital Resources

          We funded our operations through June 30, 1999 primarily through private sales of preferred equity securities, totaling $11.0 million and, to a lesser extent, through capital equipment leases and sales of common stock and option exercises.

          In July 1999, we sold 3,000,000 shares of common stock in an underwritten initial public offering and in August 1999 sold an additional 450,000 shares through the exercise of underwriters’ over-allotment option for aggregate net proceeds of approximately $40.4 million. Proceeds from the initial public offering were used to pay off the short-term and long-term debts to Compuware and a financial institution.

          In December 1999, we sold 1,500,000 shares of common stock in an underwritten offering for net proceeds of approximately $75.5 million. In January 2000, the underwriters exercised their over-allotment option and we issued 387,000 additional shares for net proceeds of approximately $19.6 million.

          As of June 30, 2000, we had $187.6 million in cash and cash equivalents and $145.9 million in short-term investments .

          Our operating activities resulted in net cash inflows of $4.0 million and $2.0 million in fiscal 2000 and 1999, respectively, and cash outflows of $3.9 million in fiscal 1998. Sources of cash during these periods were principally from increases in deferred revenue, and accrued compensation. Uses of cash in these periods were principally increases in accounts receivable. Change in other liabilities used cash due to payment of merger costs by Mission Critical that were paid subsequent to the acquisition. Additionally, uses of cash in all three years were net losses, offset in fiscal 2000 by depreciation and amortization and write-off of acquired research and development costs.

          Our investing activities resulted in cash outflows, related to the acquisition of capital assets, of $2.2 million, $1.4 million, and $453,000 in fiscal year 2000, 1999, and 1998, respectively. In fiscal 2000 net purchases of short-term investments used cash of $45.0 million. The merger with Mission Critical and the acquisition of Sirana Software resulted in net cash inflows of $83.2 million.

          Our financing activities provided cash of $140.2 million, $254,000, and $13,000 in fiscal 2000, 1999, and 1998 from the sale of common stock in our public offerings and exercises of stock options. Financing activities also provided cash of $5.4 million in fiscal 1999, from the proceeds of the $5.0 million loan from Compuware and borrowings on our bank credit facility. In fiscal 1998 financing activities provided cash of $13,000 from exercise of stock options. Financing activities used cash of $2.1 million in fiscal 2000, for payment of the loan to Compuware and a financial institution to retire short-term and long-term debt.

          As of June 30, 2000, we do not have any significant commitments outstanding other than under operating leases. See Note 12 to the Consolidated Financial Statements for additional information regarding our obligations.

          On August 18, 2000, we acquired an 88,000 square foot building for our corporate offices in San Jose, California for a total purchase price of $29.0 million.

          Deferred revenue consists principally of the unrecognized portion of revenue received under maintenance service agreements. These amounts are recognized ratably over the term of the service agreement. Deferred revenue was $17.7 million at June 30, 2000.

          We believe that the net proceeds from our public offerings together with our cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for the next 12 months. Thereafter, we may require additional funds to support our working capital requirements, or for other purposes, and may seek to raise such additional funds through public or private equity financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products or technologies. We have no current plans, agreements or commitments, and are not currently engaged in any negotiations with respect to any such transaction.

Factors That May Affect Future Results

We face several risks in connection with our merger with Mission Critical.

          We may not achieve the benefits we expect from the merger, which may have a material adverse effect on our business, financial condition and operating results and/or could result in loss of key personnel. We will need to overcome significant issues in order to realize any benefits or synergies from the merger, including the timely, efficient and successful execution of a number of post-merger events and opportunities, including:

•	Offering the existing products of each company to the other company’s customers

•	Retaining existing customers and strategic partners of each company

•	Developing new products that utilize the assets and resources of both companies

•	Creating uniform standards, controls, procedures, policies and information systems.

          The execution of these post-merger events will continue to involve considerable risk and may not be successful. These risks include:

•	The potential disruption of our ongoing business and distraction of our management

•	The difficulty of incorporating acquired technology and rights into our products and services

•	Unanticipated expenses related to technology integration

•	The impairment of relationships with employees and customers as a result of any integration of new management personnel

          We may not succeed in addressing these risks or any other problems encountered in connection with the merger.

The merger could adversely affect the combined financial results.

          We have incurred direct transaction costs of approximately $14.2 million in connection with the merger. If the benefits of the merger do not exceed the costs associated with the merger, including any dilution to the stockholders of both companies resulting from the issuance of shares in connection with the merger, our financial results, including earnings per share, could be adversely affected. The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to assets and liabilities of Mission Critical and Ganymede and such assets and liabilities were recorded at their respective fair values upon completion of the valuation study. Approximately $10.0 million of the purchase price was identified as acquired in-process research and development costs and was charged to our operations in the fourth quarter of fiscal 2000. The remaining purchase price was recorded as goodwill and other intangible assets and will be amortized to expense over three years, resulting in an annual charge to our operations of approximately $476.8 million. The results of operations and cash flows of Mission Critical and Ganymede have been included in our financial statements since the consummation of the merger.

We may not be able to sustain the revenue growth rates previously experienced by NetIQ and Mission Critical individually.

          Although NetIQ and Mission Critical revenues have grown rapidly in recent years, it is not anticipated that on a combined basis we will experience this rate of revenue growth because of the difficulty of maintaining high percentage increases as the base of revenue increases. In addition, growing competition, the incremental manner in which customers convert their networks to Windows NT and Windows 2000 (“Windows NT/2000”) and our relatively small sales organizations could also affect our revenue growth. If our revenue does not increase at or above the rate analysts expect, the trading price for our common stock may decline.

          Additionally, our efforts to expand our software product suites, sales and marketing resources, direct and indirect distribution channels and maintenance and support functions and to pursue strategic relationships or acquisitions may not succeed or may prove more expensive than we anticipate. As a result, we cannot predict the company’s future operating results with any degree of certainty.

NetIQ and Mission Critical each have a history of losses and we may experience losses in the future.

          Since inception both we and Mission Critical have incurred significant net losses. Mission Critical had achieved only marginal profitability in the fiscal year ended June 30, 1999 and the nine months ended March 31, 2000. We had achieved only marginal profitability in the nine months ended March 31, 2000, however, we incurred a substantial loss for the year ended June 30, 2000. It is expected that we will continue to incur significant sales and marketing, product development and administrative expenses, as well as amortization of goodwill and intangible assets created in the merger of approximately $476.8 million annually. As a result, we will need to generate significant revenue to maintain profitability before amortization of goodwill, and it is unlikely that we will generate profits after inclusion of the goodwill amortization until the goodwill is fully amortized. We cannot be certain that we will achieve, sustain or increase profitability in the future, with or without goodwill amortization. Any failure to significantly increase our revenue as we implement our product and distribution strategies would materially and adversely affect our business, operating results and financial condition.

Unanticipated fluctuations in our quarterly operating results due to such factors as change in the demand for our products and changes in the market for Windows NT/2000 and related products could affect our stock price.

          Our quarterly operating results have varied substantially in the past and our quarterly operating results may vary substantially in the future depending upon a number of factors described below, including many that are beyond our control. These factors include:

•	Changes in demand for our products or for systems management software solutions generally, including any changes in demand for Windows NT/2000-based systems and applications

•	Increased competition in general and any changes in our pricing policies, relative to our historical policies, that may result from increased competitive pressures

•	Varying budgeting cycles of our customers and potential customers

•	Varying size, timing and contractual terms of enterprise-wide orders for our products

•	Our ability to develop and introduce on a timely basis new or enhanced versions of our products

•	Changes in the mix of revenue attributable to domestic and international sales

•	Software defects and other product quality problems

•	Changes in the mix of revenue attributable to higher-margin software license revenue as opposed to substantially lower-margin service revenue

•	The rate of expansion of our sales and support organizations and

•	Changes in the historically strong relationship with Microsoft Corporation

          We cannot be certain that our business strategy will be successful or that it will successfully manage these risks. If we fail to address adequately any of these risks or difficulties, our quarterly results could suffer and our stock price could fall.

New competitors could emerge and this could impair our ability to grow our business and sell our products.

          We believe the principal factors that will draw end-users to a systems management software product include: the depth of product functionality; the ability to work natively with Windows NT/2000; scalability; product quality and performance, conformance to industry standards, competitive price and customer support. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and its competitors’ innovations by continuing to enhance our products and sales channels.

          We may face competition in the future from established companies who have not previously entered the market for systems management software for optimizing the performance, availability and security of Windows NT/2000-based systems and applications as well as from emerging companies. Barriers to entry in the software market are relatively low. Established companies may not only develop their own Windows NT/2000-based systems management solutions, but they may also acquire or establish cooperative relationships with our competitors. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. If those future competitors are successful, we are likely to lose market share and our revenue would likely decline.

          We may also face competition from Microsoft in the future. Microsoft may enter the market for managing the performance, availability and security of Windows NT/2000-based systems and applications in the future. This could materially and adversely affect our competitive position and hurt our ability to sell our products. As part of its competitive strategy, Microsoft could bundle systems management software with its Windows NT/2000 operating system software, which could discourage potential customers from purchasing our products. Even if the standard features of future Microsoft operating system software were more limited than those of our products, a significant number of customers or potential customers might elect to accept more limited functionality in lieu of purchasing additional software. Moreover, competitive pressures resulting from this type of bundling could lead to price reductions for our products, which would reduce our profit margins.

          Potential third party competition could also create bundling or compatibility issues and adversely affect our ability to sell products. In addition to Microsoft, other potential competitors may bundle their products or incorporate applications management software for optimizing the performance, availability and security of Windows NT/2000-based systems and applications into existing products, including for promotional purposes. In addition, our ability to sell our products will depend, in part, on the compatibility of our products with other third party products, such as messaging, Internet and database applications, as well as with other operating systems. Some of these third party software developers may change their products so that they will no longer be compatible with our products. If our competitors bundled their products in this manner or made their products incompatible with ours, this could materially and adversely affect our ability to sell our products and could lead to price reductions for our products that could reduce our profit margins.

New product introductions and pricing strategies by our competitors could adversely affect our ability to sell our products or could result in pressure to price our products in a manner that reduces our margins.

          The market for systems management software to help optimize the performance, availability and security of Windows NT/2000-based systems and applications is new, rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. New products for this market are frequently introduced and existing products are continually enhanced. Competition may also result in changes in pricing policies by us or our competitors that could hurt our ability to sell our products and could adversely affect our profits. Many of our anticipated competitors have greater financial, technical, marketing, professional services and other resources than us. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products than we can. Many of these companies have an extensive customer base and broad customer relationships, including relationships with many of our current and potential customers. If we are unable to respond as quickly or effectively to changes in customer requirements as our competition, our ability to grow our business and sell our products will be negatively affected.

We will need to expand our field sales and inside sales organizations and increase our channel partners to grow our business and increase sales of our products.

          Because we rely heavily on our field sales and inside sales organizations, any failure to expand those organizations could limit our ability to sell our products and expand our market share. Our products and maintenance services will require a sophisticated sales effort targeted at people within our customers’ information technology departments. We plan to significantly expand our field sales efforts in the U.S. and international markets. Despite these efforts, we may experience difficulty in recruiting and retaining qualified field and inside sales personnel. Mission Critical has not significantly utilized systems integrators or consulting service providers in its selling efforts for its software products. We plan to explore relationships with systems integrators and to explore cross-selling products into our consulting service provider partner network, but we have little or no experience negotiating agreements with systems integrators. Our business and sales may suffer if we fail to enter into agreements with systems integrators or fail to achieve significant sales through our consulting service provider partners or if we fail to successfully and profitably negotiate and perform our obligations under new and existing agreements. In addition, our revenue could decline if selling our products through systems integrators or consulting service providers results in lower margins per license and those sales replace a substantial portion of our direct sales.

Our success will depend on the expansion of our distribution channels.

          Our ability to sell our products in new markets and to increase our share of existing markets will be impaired if we fail to significantly expand our distribution channels. Our sales strategy requires establishing multiple indirect marketing channels in the United States and internationally through value added resellers, systems integrators, distributors and original equipment manufacturers, and requires that we increase the number of customers licensing our products through these channels. Moreover, our channel partners must market our products effectively and must be qualified to provide timely and cost-effective customer support and service. If they are unable to do so, this could harm our ability to increase revenue.

          Currently, many of our North American resellers order our products through Tech Data Corporation, which is currently our primary U.S. distributor. We intend to add additional U.S. and international distributors, but may not be able to do so and may not be able to maintain our existing relationship with Tech Data. Sales of our products through Tech Data accounted for approximately $2.8 million or 8% and $1.2 million or 6%, of software license revenue for fiscal 2000 and 1999, respectively. Our agreement with Tech Data is for successive one-year terms that expire each June, but is subject to automatic one-year renewals unless either party provides a termination notice prior to the renewal date. Either party to the distribution agreement may terminate the contract upon 30 days written notice to the other party. Our current agreement with Tech Data does not prevent Tech Data from selling products of other companies, including those of our competitors, and does not require that Tech Data purchase minimum quantities of our products. Tech Data and any of our future distributors could give higher priority to the products of other companies than they would give to our products. As a result, any significant reduction in sales volume through any of our future distribution partners could lower our revenue. In addition, sales through these channels generally have lower costs than direct sales and any significant decrease in sales through these channels could also lower our gross margins. Furthermore, our relationships with our distribution partners may not generate enough revenue to offset the significant resources used to develop these channels.

If the markets for Windows NT/2000 and applications management software for these systems and applications do not continue to develop as we anticipate, our ability to grow our business and sell our products will be adversely affected.

          Windows NT/2000.    The majority of our products are designed to support Windows NT/2000-based systems and applications and it is anticipated that our products will be dependent on the Windows market for the foreseeable future. If the market for Windows 2000 does not develop or develops more slowly than we currently anticipate, this would materially and adversely affect our ability to grow our business, sell our products, and maintain profitability. In addition, users of previous versions of Windows NT may decide to migrate to an operating system other than Windows 2000 due to improved functionality of some other vendor’s operating system. Windows 2000 may address more of the needs of its customers for systems administration and operations management, in which case our customers would not need to purchase our products to perform those functions. Although the market for Windows NT/2000-based systems has grown rapidly in recent periods, this growth may not continue at the same rate, or at all.

          If there is broader acceptance of other existing or new operating systems that provide enhanced capabilities or offer similar functionality to Windows NT/2000 at a lower cost, our business would likely suffer.

          Systems Management Software for Windows NT/2000.    The market for systems management software for optimizing the performance and availability of Windows NT/2000-based systems and applications may not develop or may grow more slowly than we anticipate, and this could materially and adversely affect our ability to grow our business, sell our products, and achieve and maintain profitability. The rate of acceptance of our products is dependent upon the increasing complexity of businesses’ Windows NT/2000 environments as these businesses deploy additional servers and applications using this operating system. Many companies have been addressing their systems management needs for Windows NT/2000-based systems and applications internally and only recently have become aware of the benefits of third-party solutions as their needs have become more complex. Our future financial performance will depend in large part on the continued growth in the number of businesses adopting third party systems management software products and their deployment of these products on an enterprise-wide basis.

The lengthy sales cycle for our products makes our revenues susceptible to fluctuations.

          The delay or failure to complete sales, especially large, enterprise-wide sales, in a particular quarter or calendar year could reduce our quarterly and annual revenue. We have traditionally focused sales of our products to workgroups and divisions of a customer, resulting in a sales cycle ranging between 90 and 180 days. The sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

•	Customers’ budgetary constraints and internal acceptance procedures

•	Concerns about the introduction or announcement of our or our competitors’ new products, including product announcements by Microsoft relating to Windows NT/2000

•	Customer requests for product enhancements

          It is expected that we will offer a broader range of products that may require increased selling effort for the customer’s entire enterprise than has historically been true. The sales cycle for these enterprise-wide sales typically can be significantly longer than the sales cycle for smaller-sized departmental sales. Enterprise-wide sales of our products require an extensive sales effort throughout a customer’s organization because decisions to license and deploy this type of software generally involves the evaluation of the software by many people, in various functional and geographic areas, each of whom may have specific and conflicting requirements. This evaluation process often requires significant efforts to educate information technology decision-makers about the benefits of our products for the Windows NT/2000 environment. In addition, enterprise-wide deployments could also erode per-user license fees even though average sales prices might increase.

We have each experienced significant growth in our businesses in recent periods and our ability to manage this growth and any future growth will affect our ability to maintain profitability.

          Our ability to maintain profitability will depend in part on our ability to implement and expand operational, customer support and financial control systems and to train and manage our employees. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. In addition, we will need to expand our facilities to accommodate the growth in our personnel. Any failure to manage growth could divert management attention from executing our business plan and hurt our ability to successfully expand our business. Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. Our productivity and the quality of our products may be adversely affected if we do not retain, integrate and train our new employees quickly and effectively. We also cannot be sure that our revenues will grow at a sufficient rate to absorb the costs associated with a larger overall headcount, as well as recruiting-related expenses. We plan to implement new operating, financial and accounting systems and to be successful, we will need to expand our other infrastructure programs, including implementing additional management information systems, improving our operating and administrative systems and controls, training new employees and maintaining close coordination among our executive, engineering, accounting, finance, marketing, sales, operations and customer support organizations. In addition, our future growth will result in increased responsibilities for management personnel. Managing this growth will require substantial resources that we may not have.

We will need to recruit and retain additional qualified personnel to successfully manage our business.

          Our future success will likely depend in large part on our ability to attract and retain experienced sales, research and development, marketing, technical support and management personnel. New employees generally require substantial training in the use of our products, which in turn requires significant resources and management attention. If we do not attract and retain such personnel, this could materially and adversely affect our ability to grow our business.

          Moreover, the complexity of distributed computing systems requires highly trained customer service and technical support personnel to assist customers with installation and deployment of our products. We currently have a small customer service and support organization and will need to increase the staff to support new customers and the expanding needs of our existing customers. The labor market for these persons is very competitive due to the limited number of people available with the necessary technical skills and understanding of the Windows NT/2000 operating environments. We have experienced difficulty in recruiting qualified personnel, especially technical and sales personnel. There is a risk that even if we invest significant resources in attempting to attract, train and retain these qualified personnel, we will not be successful in our efforts.

          To achieve our business objectives, we may recruit and employ skilled technical professionals from other countries to work in the United States. Limitations imposed by federal immigration laws and the availability of visas could materially and adversely affect our ability to attract necessary qualified personnel. This may have a negative effect on our business and future operating results.

Our executive officers and other key personnel will be critical to our business and they may not remain with us in the future, which could hurt our ability to grow our business.

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

We will continue to depend on our marketing, product development and sales relationship with Microsoft, and if this relationship suffers, our customers would likely purchase other vendors’ systems management software products.

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

          We currently rely heavily on our relationship with Microsoft and attempt to coordinate our product offerings with the future releases of Microsoft’s operating systems. It is possible that Microsoft may not notify us of feature enhancements to its products prior to new releases of its operating systems in the future. In that case, we may not be able to introduce products on a timely basis in order to capitalize on new operating system releases and feature enhancements.

If we are unable to successfully expand our international operations, this could adversely affect our ability to grow our business.

          International sales outside of North America accounted for approximately 23% of license revenue for the year ended June 30, 2000. We plan to expand the scope of our existing international operations. If we are unable to expand our international operations successfully and in a timely manner, this could materially and adversely affect our ability to increase revenue. Our continued growth and profitability will require continued expansion of our international operations, particularly in Europe and the Asia-Pacific region. We have only limited experience in developing, marketing, selling and supporting our products internationally and may not succeed in expanding our international operations. The following factors may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally:

•	Longer payment cycles and difficulty in collecting accounts receivable

•	Seasonal reductions in business activity during the summer months in Europe and other parts of the world

•	Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries

•	Difficulties in localizing our products for foreign markets

•	Fluctuations in currency exchange rates

•	Recessionary environments in some foreign economies

•	Potentially adverse tax consequences

•	Burden of complying with complex and changing regulations

•	Difficulties in staffing and managing international operations

•	Limited or unfavorable intellectual property protection.

If we do not respond adequately to the industry’s evolving technology standards or do not continue to meet the sophisticated needs of our customers, sales of our products may decline.

          The systems management software market is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if other products based on new technologies are introduced or new industry standards emerge.

          Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging technologies, including technologies related to the development of the Windows NT/2000 operating system generally. If we do not enhance our products to meet these evolving needs, this could materially and adversely affect our ability to remain competitive and sell our products. We will have to develop and introduce new products and enhancements to our existing products on a timely basis to keep pace with technological developments, evolving industry standards, changing customer requirements and competitive products that may render existing products and services obsolete. In addition, because our products are currently dependent upon Windows NT/2000, we will need to continue to respond to technology advances in these operating systems. If our introduction of new systems management software products for Windows NT/2000-based systems and applications is not successful, our revenues could decline. Product advances could rapidly erode our position in our existing markets. Consequently, the life cycles of our products are difficult to estimate. We expect that our product development efforts will continue to require substantial investments that we may not have the resources to make.

          In addition, if we are unable, for technological or other reasons, to develop and introduce new and improved products in a timely manner, this could affect our ability to introduce new products, maintain our competitive position and grow our business and maintain profitability. We have experienced product development delays in new versions and update releases in the past and may experience similar or more significant product delays in the future. To date, none of these delays has materially affected our business. However, future delays may have a material adverse effect on our business. Difficulties in product development could delay or prevent the successful introduction or marketing of new or improved products or the delivery of new versions of our products to customers.

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

          In the fiscal year ended June 30, 2000, additional sales to existing customers represented approximately 50% of license revenue. If our current customers do not purchase additional products, this would reduce our revenue substantially. In order to increase software license revenue, our sales efforts are expected to target our existing customer base to expand these customers’ use of our products. We will also depend on our installed customer base for future revenue from maintenance renewal fees. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance. These maintenance agreements are renewable annually at the option of our customers but there are no minimum payment obligations or obligations to license additional software.

Errors in our products could result in significant costs to us and could impair our ability to sell our products.

          Because our software products are complex, they may contain errors, or “bugs,” that can be detected at any point in a product’s life cycle. These errors could materially and adversely affect our reputation, which could result in significant costs to us and could impair our ability to sell our products in the future. The costs we may incur in correcting any product errors may be substantial and could decrease our profit margins. While we will continually test our products for errors and work with customers through our customer support organization to identify and correct bugs, errors in our products may be found in the future. Testing for errors is complicated in part because it is difficult to simulate the highly complex computing environments in which our customers use these products as well as because of the increased functionality of our product offerings. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. Moreover, because our products will support Windows NT/2000-based systems and applications, any software errors or bugs in the Windows NT/2000 operating server software or the systems and applications that our products operate with may result in errors in the performance of our software.

We may be subject to product liability claims that could result in significant costs.

          We may be subject to claims for damages related to product errors in the future. A material product liability claim could materially and adversely affect our business because of the costs of defending against these types of lawsuits, diversion of key employees’ time and attention from the business and potential damage to our reputation. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. Some of our licensing agreements state that if our products fail to perform, we will correct or issue replacement software. Our standard licenses also state that we will not be liable for indirect or consequential damages caused by the failure of our products. Limitation of liability provisions like these, however, may not be effective under the laws of some jurisdictions if local laws treat those types of warranty exclusions as unenforceable. Although we have not experienced any product liability claims to date, the sale and support of our products involves the risk of such claims.

We may acquire technologies or companies in the future which could cause disruption of our business or other risks.

          We may acquire technologies or companies or make investments in complementary companies, products or technologies. Such acquisitions entail many risks, any of which could materially harm our business. These risks include:

•	Difficulty in assimilating the acquired company’s personnel and operations

•	Diversion of management’s attention

•	Loss of our or the acquired business’s key personnel

•	Dilution to our stockholders as a result of issuing equity securities

•	Assumption of liabilities of the acquired company and

•	Increased expenses as a result of the transaction.

If we fail to protect our intellectual property rights, competitors may be able to use our technology or trademarks and this could weaken our competitive position, reduce our revenue and increase costs.

          Our success is heavily dependent upon proprietary technology. We expect to rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights and prevent competitors from using our technology in their products. These laws and procedures provide only limited protection. We have few patents and they may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Our ability to sell our products and prevent competitors from misappropriating our proprietary technologies, trademarks and trade names is dependent upon protecting our intellectual property. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to proprietary information underlying our licensed applications. Additionally, our competitors may independently develop similar or superior technology or design around the copyrights and trade secrets we own. Policing unauthorized use of software is difficult and some foreign laws do not protect proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others.

Litigation could result in substantial costs and diversion of resources and could materially and adversely affect our business, future operating results and financial condition.

          We license our software products primarily under “shrink-wrap” licenses, which are licenses included as part of the product packaging. Shrink-wrap licenses are not negotiated with or signed by individual customers and purport to take effect upon the opening of the product package. Despite efforts to protect proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. Our means of protecting our proprietary rights may be inadequate. In addition, pursuing intellectual property claims against third parties could involve substantial cost and diversion of resources.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, short-term investments, trade accounts, and accounts payable. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

          Principally our business is transacted in United States dollars. In fiscal 2000, 9% of our invoices were in currencies other than the United States dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in Australia, Denmark, Germany, Japan, New Zealand, Singapore and the United Kingdom. We believe that a natural hedge exists in local currencies, as local currency denominated revenues will substantially offset the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of June 30, 2000, we had no hedging contracts outstanding.

          At June 30, 2000 we had $187.6 million in cash and cash equivalents, and $145.9 million in short-term investments. Based on our cash, cash equivalents and short-term investments at June 30, 2000, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $2.0 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and supplementary financial information required to be filed under this Item are presented in Item 14 and the Schedule of Valuation and Qualifying Accounts which follows Item 14.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth information regarding the executive officers and directors as of June 30, 2000.

Name	Age	Position
Michael S. Bennett (2)	48	Chairman of the Board
Ching-Fa Hwang	51	President, Chief Executive Officer and Director
James. A. Barth	57	Vice President, Finance, Chief Financial Officer and Secretary
Thomas P. Bernhardt	47	Chief Technology Officer and Director
Her-Daw Che	51	Vice President, Engineering and Director
Thomas R. Kemp	34	Vice President, Products
Stephen E. Odom	48	Vice President, Corporate Development
Richard J. Pleczko	42	Vice President, Marketing
Glenn S. Winokur	41	Vice President, Worldwide Sales
Alan Kaufman (1)	62	Director
Michael J. Maples (1)	57	Director
Scott D. Sandell (2)	35	Director
Ying-Hon Wong (1)(2)	42	Director

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.

          Michael S. Bennett has served as the Chairman of NetIQ’s Board of Directors since Mission Critical became a wholly owned subsidiary of NetIQ. Mr. Bennett served as Mission Critical’s President, Chief Executive Officer and a member of the board of directors of Mission Critical since May 1998. He was appointed Chairman of the Board in February 1999. From August 1996 until April 1998, he served as President and Chief Executive Officer of Learmonth & Burchett Management Systems, a provider of process management tools for software development. Prior to joining Learmonth & Burchett in August 1996, Mr. Bennett served as President and Chief Executive Officer of Summagraphics from June 1993 to July 1996, until its acquisition by Lockheed Martin’s CalComp subsidiary. Prior to that time, Mr. Bennett served as a senior executive with Dell Computer Corporation and as chief executive officer of several high technology organizations.

          Ching-Fa Hwang co-founded NetIQ in June 1995 and has served as its President and Chief Executive Officer and as a director since its inception. From June 1995 to March 1999, Mr. Hwang also served as our Chief Financial Officer. From September 1994 to June 1995, Mr. Hwang served as the Vice President of Research at Compuware, a developer of information systems software. From August 1993 to September 1994, Mr. Hwang served as the Vice President of Technical Services and General Manager at the EcoSystems Business Group of Compuware. In May 1991, Mr. Hwang co-founded EcoSystems Software, a client/server management software provider, and served as its Vice President of Engineering from its inception until its sale to Compuware in August 1993. Mr. Hwang holds a B.S. in electrical engineering from National Taiwan University and an M.S. in computer science from the University of Utah.

          James A. Barth has served as NetIQ’s Vice President, Finance, Chief Financial Officer and Secretary since March 1999. From November 1997 until March 1999, Mr. Barth served as the Vice President, Chief Financial Officer and Secretary of Interlink Computer Sciences, a developer of enterprise networking software designed for the IBM mainframe platform. From October 1994 to August 1997, Mr. Barth served as Executive Vice President, Chief Financial Officer and Secretary at MagiNet, a provider of interactive entertainment and information systems for hotels. From March 1994 to October 1994, he served as Vice President and Chief Financial Officer at ACC Microelectronics, a semiconductor company. From 1982 to March 1994, Mr. Barth served as Vice President, Chief Financial Officer and Secretary at Rational Software, a developer of object-oriented software engineering tools. Mr. Barth holds a B.S. in business administration from the University of California at Los Angeles and is a certified public accountant.

           Thomas P. Bernhardt has served as NetIQ’s Chief Technology Officer and director since May 2000 when Mission Critical became a wholly owned subsidiary of NetIQ. Mr. Bernhardt is a founder of Mission Critical and served as a director there since July 1996. Mr. Bernhardt was a consultant to Mission Critical from September 1996 to January 1997, when he joined Mission Critical on a full time basis as Chief Technology Officer. From February 1998 to May 1998, he also served as Mission Critical’s interim President and Chief Executive Officer. From January 1989 to December 1996, Mr. Bernhardt was a consultant with RCG International, an information technology consulting services company. Mr. Bernhardt holds a B.S. in Experimental Psychology from the University of Notre Dame.

          Her-Daw Che co-founded NetIQ and has served as NetIQ’s Vice President, Engineering and as a director since November 1995. From September 1993 to July 1995, Mr. Che served as the Director of Engineering of the EcoSystems Business Group at Compuware. Mr. Che co-founded EcoSystems and served as its Director of Engineering from its inception until its sale to Compuware. Mr. Che holds a B.S. in electrical engineering from National Taiwan University and an M.S. in computer science and a Ph.D. in computer science from the University of Pennsylvania.

          Thomas R. Kemp has served as NetIQ’s Vice President of Products since the merger with Mission Critical. Mr. Kemp served as our Vice President Marketing from May 1997 until the merger. From January 1996 to April 1997, Mr. Kemp served as our Director of Products. From April 1995 to November 1995, Mr. Kemp served as a Director of Product Management at Compuware and from August 1993 to March 1995, he served as a Manager of Systems Engineers at Compuware. From July 1992 to July 1993, Mr. Kemp served as a Manager of System Engineers at EcoSystems until its sale to Compuware. Prior to July 1992, Mr. Kemp held various consulting and marketing positions at Oracle Corporation, a database management company. Mr. Kemp holds a B.S. in computer science and history from the University of Michigan.

          Stephen E. Odom has served as NetIQ’s Vice President Corporate Development since Mission Critical became a wholly owned subsidiary of NetIQ in May 2000. He had served as Mission Critical’s Chief Financial Officer, Treasurer and Secretary from May 1998 until the merger. In January 1999, Mr. Odom was also appointed Mission Critical’s Chief Operating Officer. From April 1995 until April 1998, he served as Chief Financial Officer, Senior Vice President of Finance and Secretary of Learmonth & Burchett. From July 1988 to April 1995, Mr. Odom was a Partner with PricewaterhouseCoopers LLP. Mr. Odom holds a B.B.A. degree in Accounting from Georgia State University.

          Richard Pleczko has served as NetIQ’s Vice President of Marketing since Mission Critical became a wholly owned subsidiary of NetIQ in May 2000. Prior to the merger in May 2000, he served as Mission Critical’s Vice President of Marketing and Product Management beginning December 1998. From May 1998 to December 1998, Mr. Pleczko served as Senior Vice President of World Wide Marketing at PLATINUM Technology, a software company. From April 1985 until May 1998, Mr. Pleczko served in various managerial positions with Learmonth & Burchett, the most recent of which was Senior Vice President— Marketing and Product Development.

          Glenn S. Winokur has served as NetIQ’s Vice President Worldwide Sales since October 1999. Prior to his promotion to Vice President, Worldwide Sales, Mr. Winokur served as NetIQ’s Vice President, Sales since May 1997 and from May 1996 to April 1997, Mr. Winokur served as NetIQ’s Director of Sales. From March 1994 to May 1996, Mr. Winokur served as a Regional Sales Manager at Compuware. Mr. Winokur has a B.S. in business administration and marketing from the University of Illinois.

          Alan W. Kaufman has been a director since August 1997. Since August 1997, Mr. Kaufman has served as a director of QueryObject Systems, which develops and markets proprietary business intelligence software, and he has served as Chairman of the Board of QueryObject since March 1998. Mr. Kaufman was President and Chief Executive Officer of QueryObject from October 1997 to December 1998. From December 1996 to October 1997, Mr. Kaufman was an independent consultant. From April 1985 to December 1996, Mr. Kaufman held various positions at Cheyenne Software, most recently as Executive Vice President of Worldwide Sales. Mr. Kaufman is also a director of Global Telecommunication Solutions, a provider of prepaid phone cards. Mr. Kaufman holds a B.S. in electrical engineering from Tufts University.

           Michael J. Maples is a director of NetIQ, having previously served as a director of Mission Critical beginning April 1999. Mr. Maples manages private investments. From April 1988 to July 1995, Mr. Maples held various management positions at Microsoft Corporation, the most recent of which was Executive Vice President of the Worldwide Products Group and a member of the office of the president. Prior to that, he served as a Director of Software Strategy for IBM. He also serves as a director of J.D. Edwards & Company, an enterprise software company, Lexmark International, a laser and inkjet printer company, and PSW Technologies, a software company. Mr. Maples is also a member of the Board of Visitors for the Engineering School at the University of Oklahoma and the College of Engineering Foundation Advisory Council at the University of Texas at Austin. Mr. Maples holds a B.S. degree in electrical engineering from the University of Oklahoma and an M.B.A. degree from Oklahoma City University.

          Scott D. Sandell is a director of NetIQ, having previously served as a director of Mission Critical beginning September 1996. Mr. Sandell is a partner of New Enterprise Associates, a venture capital firm, and has served in other capacities at such firm since January 1996. Prior to joining New Enterprise Associates, Mr. Sandell was the President of Yankee Pacific Company, a marketing and business strategy-consulting firm, from March 1994 to December 1995. He is also a member of the boards of directors of several privately held companies. Mr. Sandell holds a B.S. degree in Engineering Sciences from Dartmouth College and an M.B.A. degree from the Stanford Graduate School of Business.

          Ying-Hon Wong co-founded NetIQ in June 1995 and has served as a director since its inception. Since January 1991, Mr. Wong has been a General Partner of Wongfratris Investment Company, a venture investment firm. Mr. Wong holds a B.S. in electrical engineering and industrial engineering from Northwestern University and an M.B.A. from the Wharton School of Business at the University of Pennsylvania.

Agreements with Certain Executive Officers and Directors

          On September 21, 2000, NetIQ and Michael S. Bennett entered into an agreement that provides for certain benefits and the retention of Mr. Bennett as Chairman of the board of directors through the November 16, 2000 annual meeting of shareholders, without an active operating role at NetIQ after September 30, 2000.

          On July 12, 2000, NetIQ and Stephen E. Odom entered into an agreement that provides for certain benefits, and for Mr. Odom to continue as a consultant from October 1, 2000 to December 31, 2000 following his resignation as Vice President of Corporate Development.

Classified Board

          Our certificate of incorporation and bylaws provide for a board of directors of nine members consisting of three classes of directors, each serving staggered three-year terms. As a result, a portion of our board of directors is elected each year. Directors are elected for three-year terms. We currently have eight directors. Alan Kaufman, Scott D. Sandell and Ying-Hon Wong have been designated Class I directors whose term expires at the 2002 annual meeting of stockholders; Michael S. Bennett and Her-Daw Che have been designated Class II directors whose terms expire at the 2000 annual meeting of stockholders; and Thomas P. Bernhardt, Ching-Fa Hwang and Michael J. Maples have been designated as Class III directors whose term expires at the 2001 annual meeting of stockholders.

          Executive officers are appointed by the board of directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.

Audit Committee

          Our audit committee reviews our internal accounting procedures and consults with and reviews the services provided by our independent auditors.

Compensation Committee Interlocks and Insider Participation

          Our Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for our directors, officers and other employees and administering various incentive compensation and benefit plans. Ching-Fa Hwang, our President, Chief Executive Officer and a member of our board of directors, participates in all discussions and decisions regarding salaries and incentive compensation for all of our employees and consultants, except that he is excluded from discussions regarding his own salary and incentive compensation. No interlocking relationship exists between any member of our compensation committee and any member of any other company’s board of directors or compensation committee.

ITEM 11.    EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the section captioned “Executive Compensation” contained in the Proxy Statement to be filed in connection with our 2000 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Record Date and Shares Outstanding” contained in the Proxy Statement to be filed in connection with our 2000 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” contained in the Proxy Statement to be filed in connection with our 2000 Annual Meeting of Stockholders.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements of the Company and the Report of Deloitte & Touche LLP, Independent Auditors, are included in this Report on the pages indicated:

          2.  Financial Statement Schedules.    The following financial statement schedule of the Company for the years ended June 30, 2000, 1999 and 1998 is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

Schedule	Title	Page
II	Valuation and Qualifying Accounts	62

          Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3.  Exhibits.

Exhibit Number		Description
3.1A	(b)	Restated Certificate of Incorporation of NetIQ

3.2B	(b)	Bylaws of NetIQ

4.1	(b)	Specimen Common Stock Certificate

4.2	(b)	Registration Rights Agreement, dated May 14, 1997, by and among NetIQ and certain NetIQ stockholders identified therein

10.1	(b)	Form of Indemnification Agreement between NetIQ and each of its directors and executive officers

10.2	(b)	Form of Change of Control Severance Agreements between NetIQ and each of its executive officers

10.3A	(b)	Amended and Restated 1995 Stock Plan

10.3B	(b)	Form of Stock Option Agreement under the Amended and Restated Stock Plan

10.3C	(b)	Form of Director Option Agreement under the 1995 Amended and Restated Stock Plan

10.4A	(b)	1999 Employee Stock Purchase Plan

10.4B	(b)	Form of Subscription Agreement under the 1999 Employee Stock Purchase Plan

Exhibit Number		Description
10.5A	(b)*	BasicScript License Agreement, dated August 27, 1996, between NetIQ and Henneberry Hill Technologies Corporation doing business as Summit Software Company

10.5B	(b)	Amendment, dated May 21, 1999, to the BasicScript License Agreement between NetIQ and Henneberry Hill Technologies Corporation doing business as Summit Software Company

10.6	(b)*	Software Distribution Agreement, dated June 23, 1998, between NetIQ and Tech Data Product Management, Inc.

10.7	(b)	Agreement of Sublease, dated July 31, 1998, between NetIQ and AMP Incorporated

10.8	(b)	Confidential Settlement Agreement, dated March 10, 1999, by and between Compuware Corporation, NetIQ Corporation, and the individuals named therein

21	(b)	List of subsidiaries

23.1	(a)	Independent Auditors’ Consent

24.1	(a)	Power of Attorney (see page 41)

27.1	(a)	Financial Data Schedule

(a)	Filed herewith.
(b)
Incorporated by reference to the exhibit bearing the same number filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-79373), which the Securities and Exchange Commission declared effective on July 29, 1999.

*	Subject to Confidential Treatment

          (b)  Reports on Form 8-K: Not applicable.

SIGNATURES

          Pursuant to the requirements of the Securities Act, NetIQ Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 27th day of September, 2000.

NET IQ CORPORATION

/s/ JAMES A. BARTH
By:
James A. Barth
Chief Financial Officer

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

Signature	Title	Date

Michael S. Bennett	Chairman and Director

/s/ CHING -FA HWANG Ching-Fa Hwang	President, Chief Executive Officer and Director (Principal Executive Officer)	September 27, 2000

/s/ JAMES A. BARTH James A. Barth	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	September 27, 2000

/s/ THOMAS P. BERNHARDT Thomas P. Bernhardt	Chief Technology Officer and Director	September 27, 2000

/s/ HER -DAW CHE Her-Daw Che	Vice President, Engineering and Director	September 27, 2000

/s/ ALAN W. KAUFMAN Alan W. Kaufman	Director	September 27, 2000

Michael J. Maples	Director

/s/ SCOTT D. SANDELL Scott D. Sandell	Director	September 27, 2000

/s/ YING -HON WONG Ying-Hon Wong	Director	September 27, 2000

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of NetIQ Corporation:

          We have audited the accompanying consolidated balance sheets of NetIQ Corporation and subsidiaries (the Company) as of June 30, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NetIQ Corporation and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
San Jose, California
July 17, 2000

NetIQ CORPORATION

CONSOLIDATED BALANCE SHEETS
June 30, 2000 and 1999
(In thousands, except share and per share amounts)

	2000	1999
ASSETS

Current assets:
Cash and cash equivalents	$ 187,610	$ 9,634
Short-term investments	145,916	—
Accounts receivable, net of allowance for uncollectible accounts and sales returns of $1,550 and $900 in 2000 and 1999	10,744	6,145
Prepaid expenses and other	3,478	764

Total current assets	347,748	16,543
Property and equipment, net	7,181	1,465
Goodwill and other intangibles, net of accumulated amortization of $64,184	1,365,891	—
Other assets	941	96

Total assets	$1,721,761	$18,104

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$ —	$ 5,144
Accounts payable	2,044	326
Accrued compensation and related benefits	5,023	1,100
Other liabilities	11,285	1,589
Deferred revenue	17,687	3,941

Total current liabilities	36,039	12,100
Long-term debt	—	205

Total liabilities	36,039	12,305

Commitments and contingencies (Note 12)

Stockholders’ equity:

Convertible preferred stock—$0.001; 5,000,000 shares authorized, no shares issued and outstanding in 2000; 11,100,000 shares authorized, 7,399,977 issued and outstanding in 1999	—	10,955
Common stock—$0.001; 100,000,000 shares authorized, 37,533,359 issued and outstanding in 2000; 30,000,000 shares authorized, 4,115,494 issued and outstanding in 1999	1,760,396	4,909
Deferred stock-based compensation	(1,286)	(2,122)
Accumulated deficit	(73,271)	(7,943)
Accumulated other comprehensive loss	(117)	—

Total stockholders’ equity	1,685,722	5,799

Total liabilities and stockholders’ equity	$1,721,761	$18,104

See notes to consolidated financial statements.

NetIQ CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years Ended June 30, 2000, 1999 and 1998
(In thousands, except per share amounts)

	2000	1999	1998
Software license revenue	$ 37,235	$18,433	$ 6,603
Service revenue	10,685	3,136	467

Total revenue	47,920	21,569	7,070

Cost of software license revenue	800	755	235
Cost of service revenue	2,217	1,260	407

Total cost of revenue	3,017	2,015	642

Gross profit	44,903	19,554	6,428
Operating expenses:

Sales and marketing	24,695	11,685	5,748
Research and development	10,109	4,344	2,192
General and administrative	4,761	3,347	1,611
Stock-based compensation (*)	696	1,928	250
Write-off of acquired in-process research and development costs	10,693	—	—
Amortization of goodwill and intangibles	64,184	—	—

Total operating expenses	115,138	21,304	9,801

Loss from operations	(70,235)	(1,750)	(3,373)
Other income (expenses):

Interest income	7,440	219	262
Interest expense	(40)	(111)	—
Other expenses	(93)	—	—

Total other income	7,307	108	262

Loss before income taxes	(62,928)	(1,642)	(3,111)
Income taxes	2,400	—	—

Net loss	(65,328)	(1,642)	(3,111)

Other comprehensive income (expenses), net of income taxes:
Foreign currency translation adjustments	2	—	—
Unrealized loss on short-term investments	(119)	—	—

Comprehensive loss	$(65,445)	$(1,642)	$(3,111)

Basic and diluted net loss per share	$ (3.59)	$ (0.47)	$ (1.34)

Shares used to compute basic and diluted net loss per share	18,189	3,476	2,325

(*) Stock-based compensation:
Sales and marketing	$ 326	$ 395	$ 79
Research and development	167	302	36
General and administrative	203	1,231	135

Total	$ 696	$ 1,928	$ 250

See notes to consolidated financial statements.

NetIQ CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended June 30, 2000, 1999 and 1998
(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Note Receivable from Stockholder	Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balances, July 1, 1997	7,399,977	$ 10,955	3,027,583	$ 48	$ (6)	$ (20)	$ (3,190)	$—	$ 7,787
Exercise of stock options	—	—	190,250	13	—	—	—	—	13
Deferred stock-based compensation	—	—	—	1,241	—	(1,241)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	250	—	—	250
Net loss	—	—	—	—	—	—	(3,111)	—	(3,111)

Balances, June 30, 1998	7,399,977	10,955	3,217,833	1,302	(6)	(1,011)	(6,301)	—	4,939
Exercise of stock options	—	—	929,325	254	—	—	—	—	254
Repurchase of common stock	—	—	(58,331)	(3)	6	—	—	—	3
Issuance of stock	—	—	26,667	320	—	—	—	—	320
Deferred stock-based compensation	—	—	—	3,036	—	(3,036)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	1,925	—	—	1,925
Net loss	—	—	—	—	—	—	(1,642)	—	(1,642)

Balances, June 30, 1999	7,399,977	10,955	4,115,494	4,909	—	(2,122)	(7,943)	—	5,799
Conversion of preferred stock to common stock	(7,399,977)	(10,955)	7,399,977	10,955	—	—	—	—	—
Exercise of stock options	—	—	1,434,574	3,426	—	—	—	—	3,426
Issuances of stock under Employee Stock Purchase Plan	—	—	103,870	1,187	—	—	—	—	1,187
Issuances of stock in public offerings, net of expenses of $10,243	—	—	5,337,000	135,555	—	—	—	—	135,555
Exercise of warrant	—	—	280,025	3,640	—	—	—	—	3,640
Issuances of stock in business combinations, net	—	—	18,862,419	1,599,644	—	—	—	—	1,599,644
Tax benefit of employee stock transactions	—	—	—	1,003	—	—	—	—	1,003
Options isssued in lieu of compensation	—	—	—	145	—	—	—	—	145
Deferred stock-based compensation	—	—	—	(140)	—	140	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	696	—	—	696
Gain from stockholder transaction	—	—	—	72	—	—	—	—	72
Foreign currency translation adjustments	—	—	—	—	—	—	—	2	2
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(119)	(119)
Net loss	—	—	—	—	—	—	(65,328)	—	(65,328)

Balances, June 30, 2000	—	$ —	37,533,359	$1,760,396	$—	$(1,286)	$(73,271)	$(117)	$1,685,722

See notes to consolidated financial statements.

NetIQ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2000, 1999 and 1998
(In thousands)

	2000	1999	1998
Cash flows from operating activities:
Net loss	$(65,328)	$(1,642)	$(3,111)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	65,527	406	198
Write-off of acquired research and development costs	10,693
Stock-based compensation	696	1,928	250
Stock options issued in lieu of compensation	145	320	—
Gain on sale of property and equipment	—	11	—
Changes in:
Accounts receivable	284	(2,340)	(3,896)
Prepaid expenses and other	(1,783)	(597)	(166)
Accounts payable	387	(209)	308
Accrued compensation and related benefits	2,195	291	731
Other liabilities	(12,062)	1,464	337
Deferred revenue	3,282	2,394	1,475

Net cash provided by (used in) operating activities	4,036	2,026	(3,874)

Cash flows from investing activities:
Purchases of property and equipment	(2,243)	(1,366)	(453)
Proceeds from sales of property and equipment	—	11	—
Cash received in acquisitions, net of payments	83,207	—	—
Purchases of short-term investments	(63,054)	—	—
Proceeds from maturities of short-term investments	18,000	—	—
Other	(98)	2	(76)

Net cash provided by (used in) investing activities	35,812	(1,353)	(529)

Cash flows from financing activities:
Proceeds from borrowings on debt	—	5,433	—
Repayments on short-term borrowings	(1,724)	(84)	—
Repayments on long-term borrowings	(349)	—	—
Proceeds from gain on stockholder transaction	72	—	—
Proceeds from sale of common stock	140,168	254	13

Net cash provided by financing activities	138,167	5,603	13

Effect of exchange rate changes on cash	(39)	—	—

Net increase (decrease) in cash and cash equivalents	177,976	6,276	(4,390)
Cash and cash equivalents, beginning of year	9,634	3,358	7,748

Cash and cash equivalents, end of year	$187,610	$ 9,634	$ 3,358

Noncash investing and financing activities:
Write-off of acquired in-process research and development costs	$ 10,693	$ —	$ —
Cancellation of borrowings for warrants exercised	$ 3,276	$ —	$ —
Receipt of common stock for stockholder’s note receivable	$ —	$ (6)	$ —
Supplemental disclosure of cashflow information-cash paid for:
Interest	$ 131	$ 20	$ —
Income taxes	$ 167	$ 37	$ 3

See notes to consolidated financial statements.

NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2000, 1999 and 1998

1.    Organization and Summary of Significant Accounting Policies

          Organization—NetIQ Corporation (the Company) was incorporated in California in June 1995 to develop, market and support performance and availability management software for the Microsoft Windows NT environment. In May 1999 the Company was reincorporated in the state of Delaware. The Company markets its products through its field and inside sales organization and reseller channel partners, which are focused on customers primarily located in the United States, Europe and Asia.

          Basis of Presentation—The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Use of Estimates—The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

          Cash Equivalents—The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

          Short-term Investments—Short-term investments consist of highly liquid debt instruments purchased with remaining maturities of greater than 90 days. Short-term investments are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included as a separate component of stockholders’ equity in accumulated other comprehensive income, net of income taxes.

          Property and Equipment—Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives, generally three to five years.

          Software Development Costs—Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Computer Software To Be Sold, Leased or Otherwise Marketed. The costs to develop such software have not been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility.

          Goodwill and Other Intangibles—Goodwill and other intangibles are related to the business combinations discussed in Note 2. Amortization is computed on a straight-line basis over a period of three years.

          Revenue Recognition—Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by Statement of Position 98-4 (SOP 98-4). The Company adopted SOP 97-2 effective July 1, 1997 and SOP 98-4 effective March 31, 1998. The Company believes its current revenue recognition policies and practices are consistent with SOP 97-2 and SOP 98-4. Additionally, the AICPA issued SOP 98-9 in December 1998, which provides certain amendments to SOP 97-2, and is effective for transactions entered into by the Company beginning July 1, 1999. The adoption of this amendment did not have a material impact on our consolidated financial position, results of operations or cash flows.
NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2000, 1999 and 1998

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

          Income Taxes—Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is recorded to reduce net deferred tax assets to amounts that are more likely than not to be recognized.

          Stock-based Compensation—The Company accounts for its employees stock option plan in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

          Net Loss Per Share—Basic loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding, less shares subject to repurchase by the Company. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants and common stock options) were exercised or converted into common stock. Common share equivalents are excluded from the computation, as their effect would be antidilutive.

          Foreign Currency Transactions—Prior to July 1, 1999, the functional currency of our foreign subsidiaries was the U.S. dollar. For those subsidiaries whose books and records were not maintained in the functional currency, all monetary assets and liabilities were remeasured at the current exchange rate at the end of each period reported, nonmonetary assets and liabilities were remeasured at historical exchange rates and revenues and expenses were remeasured at average exchange rates in effect during the period. Transaction gains and losses, which are included in general and administrative expenses in the accompanying condensed consolidated statements of operations, have not been significant.

          Effective July 1, 1999 the Company determined that the functional currencies of the foreign subsidiaries changed from the U.S. dollar to the local currencies. Accordingly, starting July 1, 1999, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at the exchange rates in effect as of the balance sheet date and results of operations for each subsidiary are translated using average rates in effect for the period presented. Translation adjustments are included in stockholders’ equity as accumulated other comprehensive income and as part of our comprehensive loss. The effect of the change in functional currencies did not have a material impact on our consolidated financial position, results of operations or cash flows.

          Concentration of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk consist primarily of short-term investments and trade receivables. Short-term investments consist primarily of commercial paper and agency bonds and are regularly monitored by management. The Company sells its products to companies in diverse industries and generally does not require its customers to provide collateral to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses.

          Certain Significant Risks and Uncertainties—The Company operates in the software industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have significant negative effect on the Company’s future financial position, results of operations and cash flows; merger integration efforts; demand for performance and availability management software solutions, including new product introductions by competitors; development of distribution channels; demand for Windows NT and Windows 2000 based systems and applications; ability to implement and expand operational customer support and financial control systems to manage rapid growth, both domestically and internationally; the hiring, training and retention of key employees; the Company’s relationship with Microsoft; fundamental changes in technology underlying software products; litigation or other claims against the Company.

          Recently Issued Accounting Standards—In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for the Company in fiscal 2001. The Company does not believe that adoption of this statement will have a material impact on the Company’s financial position or results of operations.

          In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25. FIN 44 clarifies certain elements of APB Opinion No. 25. Among other issues, this interpretation clarifies: the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non-compensatory, the accounting consequences of various modifications to the terms of a previously fixed stock option award, and the accounting for an exchange of stock compensation in a business combination. This interpretation is effective for the Company in fiscal 2001. The Company does not believe that the adoption of this interpretation will have a material impact on the Company’s financial position or results of operations.

          Reclassifications—Certain amounts previously reported have been reclassified to conform to the current year presentation.

2.    Business Combinations

          Merger with Mission Critical Software, Inc.:

          On May 15, 2000, pursuant to a merger agreement, the Company acquired all outstanding shares of Mission Critical Software, Inc. (Mission Critical) for approximately 18.8 million shares of common stock valued at approximately $1.3 billion, assumed approximately 4.9 million options valued at approximately $285.0 million and incurred approximately $10.0 million of direct merger costs, for a total purchase price of approximately $1.6 billion. Mission Critical provided systems administration and operations management software products for corporate and Internet-based Windows NT and Windows 2000 networks.

          The acquisition was accounted for as a purchase and, accordingly, the results of operations of Mission Critical from the date of acquisition have been included in the Company’s consolidated financial statements. In connection with the acquisition, intangible assets of approximately $1.4 billion were acquired, of which approximately $10.0 million is reflected as a one-time charge to operations for the write-off of acquired in-process research and development costs that had not reached technological feasibility and, in management’s opinion, had no probable alternative future use, and is reflected in the Company’s condensed consolidated statement of operations for twelve months ended June 30, 2000, within operating expenses. The remaining intangible assets of approximately $1.4 billion, comprised primarily of goodwill, are included in other assets in the accompanying condensed consolidated balance sheets and is being amortized over three years.

          In connection with the acquisition, net assets acquired were as follows (in thousands):

Current assets	$ 191,232
Property and equipment, net	4,822
Intangible assets, including in-process research and development costs	1,438,158
Liabilities assumed	(36,619)

Net assets acquired	$1,597,593

          On March 10, 2000 Mission Critical acquired all outstanding shares of Ganymede Software, Inc. (Ganymede) for 2,750,000 shares of common stock of Mission Critical valued at $171.2 million and incurred approximately $4.2 million of direct merger costs, for a total purchase price of approximately $175.4 million. Ganymede is a developer of network and application performance management solutions.

          Acquisition of Sirana Software, Inc.

          On March 10, 2000 the Company acquired all outstanding shares of Sirana Software, Inc. (Sirana) for approximately 27,000 shares of common stock and cash valued at approximately $2.5 million and incurred approximately $200,000 of direct merger costs, for a total purchase price of approximately $2.7 million. Sirana is a developer of web-based enterprise analysis and reporting solutions for Microsoft BackOffice.

          The acquisition was accounted for as a purchase and, accordingly, the results of operations of Sirana from the date of acquisition have been included in the Company’s consolidated financial statements. In connection with the acquisition, intangible assets of approximately $2.7 million were acquired, of which $706,000 is reflected as a one-time charge to operations for the write-off of acquired in-process research and development costs that had not reached technological feasibility and, in management’s opinion, had no probable alternative future use, and is reflected in the Company’s condensed consolidated statement of operations for twelve months ended June 30, 2000, within operating expenses. The remaining intangible assets of approximately $1.9 million, comprised primarily of goodwill, are being amortized over three years.

          In connection with the acquisition, net assets acquired were as follows (in thousands):

Current assets	$ 25
Property and equipment, net	52
Intangible assets, including in-process research and development costs	2,650
Liabilities assumed	(279)

Net assets acquired	$2,448

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2000, 1999 and 1998

           The following unaudited pro forma information shows the results of operations for the twelve months ended June 30, 2000 and 1999, as if the above acquisitions of Mission Critical, Ganymede and Sirana had occurred at the beginning of the earliest period presented and at the purchase price established at the time of acquisition (in thousands, except per share amounts) :

	Year Ended June 30,
	2000	1999
Total revenue	$ 94,466	$ 55,278
Net loss	$(464,985)	$(481,140)
Basic net loss per share	$ (13.42)	$ (21.56)

          The pro forma results for the twelve months ended June 30, 2000 exclude the $10.7 million charge for the write-off of acquired in-process research and development costs, as it is a non-recurring charge. The pro forma results for the twelve months ended June 30, 2000 and 1999 include amortization of intangible assets as if the acquisition was consummated on July 1, 1998.

          The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

          In the above acquisitions, acquired technology included both existing technology and in-process research and development. The valuation of acquired technology was made by applying the income forecast method, which considers the present value of cash flows by product lines. The key elements of the acquired companies’ development process include: design of user interface, developing code, integration with existing products, technical documentation, and testing. A project is considered to be technologically feasible when a prototype is available for beta or general release. At the date of acquisition, additional research and development effort was anticipated prior to the release of the products under development. Value was allocated to in-process research and development based on a discounted cash flow expected to be generated and considering the core technology resident in the in-process products, the acquired companies’ past experience with typical product life cycles, and expected demand from the acquired companies customers for new products. Acquired in-process technologies were charged to operations, as the technologies did not have alternative future uses as of the date of the acquisition. The acquired in-process technologies included products relating to Mission Critical’s administration product line and Sirana’s analysis and reporting technology, both of which are anticipated to be technologically feasible during the 2001 fiscal year.

3.    Short-term Investments

          Short-term investments at June 30, 2000 consist of (in thousands):
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate notes and bonds	$ 88,485	$—	$ (59)	$ 88,426
U.S. Government and municipalities	20,214		(55)	20,159
Foreign debt issues	8,633		(23)	8,610
Other debt securities	28,734		(13)	28,721

Short-term investments	$146,066	$—	$(150)	$145,916

          At June 30, 2000, short-term investments with amortized cost $95.0 million and fair value of $95.2 million have maturities of less than one year. At June 30, 2000, short-term investments with amortized cost $51.1 million and fair value of $50.7 million have maturities of one to five years.
NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2000, 1999 and 1998

           Any gains and losses on sales of securities are computed on a specific identification basis. There were no gains or losses during any of the periods presented.

4.    Property and Equipment

          Property and equipment at June 30 consist of (in thousands):
	2000	1999
Computer equipment and software	$6,775	$1,587
Furniture and fixtures	1,108	448
Leasehold improvements	720	—
Construction in progress	343	113

	8,946	2,148
Less accumulated depreciation	(1,765)	(683)

Property and equipment, net	$7,181	$1,465

5.    Settlement of Litigation

          In September 1996, Compuware Corporation filed a complaint against the Company alleging misappropriation of trade secrets, copyright infringement, unfair competition and other claims. Compuware asserted these claims after a number of prior Compuware employees founded the Company or later joined the Company as officers and employees. A settlement of these claims was reached in January 1999 and final documentation was entered into and the claims dismissed in March 1999. As part of the settlement in March 1999, Compuware loaned the Company $5.0 million with interest at 6% per year. Additionally, as part of the settlement in March 1999, Compuware was issued a warrant to purchase 280,025 shares of common stock at 90% of the per share sale price of shares sold to investors in the Company’s initial public offering. Compuware exercised the warrant in full upon the closing of the initial public offering, paying $11.70 per share and sold all of their shares in the follow-on public offering in December 1999. Pursuant to the completion of the initial public offering we paid approximately $1.8 million to satisfy the note and interest obligation, and the remaining $3.3 million was cancelled in connection with the exercise of the warrant. The value of such warrant, approximately $364,000 based on the initial public offering price of $13.00 per share, was charged to operating results in June 1999.

6.    Debt

          The Company had a Loan and Security Agreement with a financial institution, for equipment advances of $500,000. At June 30, 1999 the borrowings under the agreement were $349,000. In August 1999 the borrowings were paid off in full and the credit facility expired.

7.    Other Liabilities

          Other liabilities at June 30 consist of (in thousands):
	2000	1999
Accrued merger costs	$ 3,942	$ —
Accrued sales and marketing costs	1,909	252
Other	5,434	1,337

Other liabilities	$11,285	$1,589

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2000, 1999 and 1998

8.    Stockholders’ Equity

          At June 30, 2000 there was no convertible preferred stock outstanding. At June 30, 1999, convertible preferred stock consisted of:

	Shares Designated	Shares Outstanding	Price Per Share	Amount (Net of Issuance Costs)	Aggregate Liquidation Preference
Series A	4,666,656	4,666,656	$0.60	$ 2,786,304	$ 2,800,000
Series B	2,733,321	2,733,321	$3.00	8,169,049	8,200,000

	7,399,977	7,399,977		$10,955,353	$11,000,000

          Significant terms of the 1999 convertible preferred stock were as follows:

•
Each share was convertible, at the option of the holder, into one share of common stock (subject to adjustments for events of dilution). Shares of Series A and B would be automatically converted into common stock upon the closing of a public offering yielding proceeds in excess of $7,500,000 and at a price of not less than $2.40 and $6.00 per share, respectively, or upon approval (by vote or written consent) of at least 662/3 % of the then outstanding shares of series A or at least a majority of the then outstanding shares of Series B.

•	Each share had the same voting rights as the number of shares of common stock into which it was convertible.

•
In the event of liquidation, dissolution or winding up of the Company, the preferred shareholders of Series A and Series B would receive an amount equal to $0.60 and $3.00 per share, respectively, plus an amount equal to all declared but unpaid dividends on each share. Any remaining assets would be distributed among the holders of Series A and Series B preferred stock and common stock, pro rata, based on the number of shares of common stock held by each shareholder on an as-converted basis. In total, the holders of Series A and Series B preferred stock would not be entitled to receive more than $1.50 and $7.50 per share, respectively.

•
Holders of preferred stock were entitled to annual noncumulative dividends of $0.06 and $0.24 per share for Series A and Series B, respectively, when and if declared by the Board of Directors, prior to any dividends declared on common stock. No such dividends have been declared.

          See Note 10 concerning the conversion of preferred stock into common stock during fiscal 2000.

          Effective July 27, 1999, the stockholders approved a two-for-three reverse stock split of its common and preferred stock outstanding as of July 27, 1999. All share and per share information, in the accompanying financial statements, have been adjusted to retroactively give effect to the stock split for all periods presented.

          Restricted Stock—During fiscal year 1999, the Company issued 53,333 shares of common stock at a total price of $80,000, to an officer of the Company. The shares are subject to repurchase by the Company at the original purchase price per share upon termination of employment prior to vesting of such shares. The restricted shares vest over four years in accordance with the terms of the original stock purchase agreement. No restricted shares were issued during the year ended June 30, 2000. The exercise price of $1.50 was less than the deemed fair value of the shares issued. Accordingly, the Company recorded $138,000 as deferred compensation during fiscal 1999 and amortized $34,500 and $74,000 to expense during fiscal year 2000 and 1999, respectively. At June 30, 2000, approximately 13,334 shares of such stock were subject to repurchase.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2000, 1999 and 1998

           In the acquisition of Ganymede, Mission Critical issued 655,971 shares of common stock to certain of the selling shareholders of Ganymede. The shares are subject to repurchase by the Company at the quotient of (i) $0.01 and (ii) the exchange ratio as defined in the original stock purchase agreement upon termination of employment prior to vesting of such shares. The restricted shares vest over three years in accordance with the terms of the original stock purchase agreement. At June 30, 2000, 655,971 shares of stock were subject to repurchase.

          Stock-Based Compensation—In connection with options granted to purchase common stock, the Company recorded deferred stock compensation of none, $3,036,000, and $1,241,000 in fiscal years 2000, 1999, and 1998 respectively. Such amounts represent, for employee stock options, the difference between the exercise price and the fair value of the Company’s common stock at the date of grant, and, for non-employee options, the deemed fair value of the option at the date of vesting. The deferred charges for employee options are being amortized to expense through fiscal year 2003; all deferred charges for non-employees were fully amortized as of June 30, 1999. Stock-based compensation expense of $696,000, $1,925,000, and $250,000 was recognized during fiscal years 2000, 1999 and 1998, respectively.

          Options granted to non-employees—The Company has granted options to non-employees for consulting and legal services performed. The vesting period for these options has ranged from immediate vesting to vesting over 4 years and the option exercise period has ranged from 6 months to 10 years. Stock options issued to non-employees are accounted for in accordance with provisions of SFAS No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.

          During fiscal year 2000, options to purchase 3,833 shares were granted at an exercise price of $12.00 and options to purchase 3,750 shares were granted at an exercise price of $45.69, to non-employees. In connection with these options, the Company recorded compensation expense of $145,000. The fair value of stock options issued to non-employees was calculated using the Black-Scholes pricing model with the following assumptions: a risk free interest rate of 6%, expected volatility of 75% and actual length of the option. At June 30, 2000, all non-employee options were fully vested and deferred stock-based compensation was fully amortized.

          During fiscal year 1999, options to purchase 20,333 shares were granted at an exercise price of $0.13, options to purchase 108,333 shares were granted at an exercise price of $0.67 and 58,333 shares were granted at an exercise price of $9.00. In connection with these options, the Company recorded deferred stock compensation of $1,041,000 and amortized $1,194,000 as an expense during fiscal year 1999.

          During fiscal year 1998, options to purchase 133,333 shares were granted at an exercise price of $0.13. In connection with these options, the Company recorded deferred stock compensation of $285,000 and amortized $152,000 as an expense during fiscal year 1998.

          The fair value of stock options issued to non-employees during fiscal 1999 and 1998 was calculated using the Black-Scholes pricing model with the following assumptions: a risk free interest rate of 6%, expected volatility of 50% and actual length of the option.

          Common Shares Reserved for Issuance—At June 30, 2000, the Company had reserved shares of common stock for issuance as follows.

Issuance under stock option plan	10,061,305
Issuance under Employee Stock Purchase Plan	896,130

Total	10,957,435

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2000, 1999 and 1998

           Stock Option Plan—Under the Company’s 1995 Stock Option Plan (the Plan) 8,000,000 shares are reserved for issuance to employees, consultants and directors. Incentive stock options are granted at fair market value at the date of grant; nonstatutory options and stock sales may be offered at not less than 85% of fair market value. Generally, options become exercisable over four years and expire ten years after the date of grant.

          A summary of stock option activity under the Plan is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding, June 30, 1997 (249,705 shares exercisable at $0.06)	1,423,575	$ 0.09
Granted (weighted-average fair value of $1.26)	1,005,627	0.30
Exercised	(190,250)	0.08
Canceled	(2,657)	0.30

Outstanding, June 30, 1998 (631,723 shares exercisable at $0.13)	2,236,295	0.20
Granted (weighted-average fair value of $3.15)	1,299,216	6.03
Exercised	(929,325)	0.27
Canceled	(57,165)	0.30

Outstanding, June 30, 1999 (732,371 shares exercisable at $1.25)	2,549,021	3.13
Granted and assumed (weighted-average fair value of $50.91)	6,487,785	24.88
Exercised	(1,434,574)	2.43
Canceled and expired	(296,082)	13.13

Outstanding, June 30, 2000	7,306,150	$22.17

          At June 30, 2000, 2,755,155 shares were available under the Plan for future grant. On July 13, 2000 the Board of Directors increased the number of shares available for grant under the Plan by 1,875,000.

          The following table summarizes information concerning stock options outstanding as of June 30, 2000:

	Option Shares Outstanding			Option Shares Vested
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.06—$ 0.53	1,619,051	7.39	$ 0.42	801,943	$0.41
$ 0.93—$ 3.00	767,296	8.34	2.31	284,163	2.01
$ 3.72—$12.00	751,359	8.83	10.13	205,803	9.89
$13.28—$15.94	967,116	8.88	14.72	192,468	14.49
$17.00—$29.63	170,667	9.23	18.88	3,772	19.23
$31.47—$40.63	1,846,976	9.79	35.30	11,162	33.37
$40.64—$62.00	955,527	9.56	56.00	8,903	48.69
$64.60—$72.71	228,158	8.85	69.13	43,316	69.35

$ 0.06—$72.71	7,306,150	8.81	$22.17	1,551,530	$6.19

          Employee Stock Purchase Plan—On July 9, 1999, the board of directors and stockholders approved the 1999 Employee Stock Purchase Plan, (the Purchase Plan). Under the Purchase Plan, eligible employees are permitted to have up to 15% of salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of the defined purchase period, subject to an annual limitation. The initial purchase period commenced on July 27, 1999, the effective date of the initial public offering of the Company’s common stock. During fiscal 2000, 103,870 shares of common stock were issued under the Purchase Plan at a weighted-average price of $11.43. At June 30, 2000, there were 896,130 shares reserved for future issuances under the Purchase Plan. On July 13, 2000 the Board of Directors increased the number of shares available for grant under the Purchase Plan by 750,000.

          SFAS 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income or loss had the Company adopted the fair value method since the Company’s inception. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of the Black-Scholes options pricing model, even though such model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

          The weighted-average fair value of the Company’s stock-based awards to employees in fiscal 2000 is based on the single option valuation approach, forfeitures are recognized as they occur and assuming no dividends will be declared. The weighted-average fair value of the Company’s stock-based awards to employees in fiscal 1999 and 1998 was estimated using the minimum value method and assuming no dividends will be declared. In addition, the weighted-average fair value calculations were based on the following assumptions:

	Year ended June 30,
	2000	1999	1998
Estimated life (in years)	4.00	4.00	4.00
Risk-free interest rate	6.3%	6.0%	5.6%
Volatility	75%	—	—

          For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized, using the straight-line method over the options’ vesting period. The Company’s pro forma results are as follows (in thousands, except per share amounts):

	Year Ended June 30,
	2000	1999	1998
Net loss:
As reported	$(65,328)	$(1,642)	$(3,111)
Pro forma	(73,644)	(2,936)	(3,395)
Basic and diluted net loss per share:
As reported	$ (3.59)	$ (0.47)	$ (1.34)
Pro forma	(4.05)	(0.84)	(1.46)
NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2000, 1999 and 1998

9.    Net Loss Per Share

          The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Year ended June 30,
	2000	1999	1998
Net loss (numerator), basic and diluted	$(65,328)	$(1,642)	$(3,111)
Shares (denominator):
Weighed average common shares outstanding	18,299	3,654	3,095
Weighed average common shares outstanding subject to repurchase	(110)	(178)	(770)

Shares used in computation, basic and diluted	18,189	3,476	2,325

Net loss per share, basic and diluted	$ (3.59)	$ (0.47)	$ (1.34)

          For the above-mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

	Year Ended June 30,
	2000	1999	1998
Outstanding options	7,306	2,549	2,236
Shares of common stock subject to repurchase	669	27	293
Convertible preferred stock	—	7,400	7,400
Warrants	—	280	—

Total	7,975	10,256	9,929

10.    Public Offerings

          In July 1999, the Company sold 3,000,000 shares of common stock in an underwritten public offering and in August 1999 sold an additional 450,000 shares through the exercise of the underwriters’ over-allotment option for net proceeds of approximately $40.4 million at an exercise price of $13.00 per share. Simultaneously with the closing of the public offering, all 7,399,977 shares of the Company’s preferred stock were converted to common stock on a share for share basis.

          In December 1999, the Company sold 1,500,000 shares of common stock in an underwritten offering and in January 2000 sold an additional 387,000 shares through the exercise of the underwriters’ over-allotment option for net proceeds of approximately $95.1 million at an exercise price of $53.50 per share.

11.    Income Taxes

          Tax expense for the year ending June 30, 2000 consists of the following (in thousands):

Currently payable:
Federal	$1,490
State	780
Foreign	130

Total	$2,400

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2000, 1999 and 1998

           Deferred income tax assets at June 30 consist of (in thousands):

	2000	1999
Deferred tax assets:
Net operating loss carryforwards	$25,542	$1,833
Accruals deductible in different periods	1,264	140
Research and development and alternative minimum tax credit	1,191	576
Stock-based compensation	—	593

	27,997	3,142
Deferred tax liability:
Purchased intangibles	(13,975)	—

Net deferred tax assets	14,022	3,142
Valuation allowance	(14,022)	(3,142)

Total	$ —	$ —

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

          The valuation allowance increased by $10.9 million, $0.7 million and $1.3 million, in fiscal years 2000, 1999 and 1998, respectively. As of June 30, 2000, $11.3 million of the valuation allowance is attributable to deferred tax assets resulting from the acquisition of Mission Critical (See Note 2) and will be credited to goodwill when realized, and $2.7 million of the valuation allowance is attributable to the tax benefit of exercising non-qualified stock options and disqualifying dispositions of incentive stock options and will be credited to equity when realized.

          The Company’s effective tax rate differs from the expected benefit at the federal statutory rate as follows (in thousands):

	Year Ended June 30
	2000	1999	1998
Federal statutory tax benefit	$(22,025)	$(565)	$(1,057)
State tax expense (benefit)	507	(73)	(180)
Amortization of goodwill	21,884	—	—
Stock-based compensation expense	—	225	100
Write-off of acquired in-process research and development costs	3,743	—	—
Valuation allowance	(3,142)	651	1,286
Other	1,433	(238)	(149)

	$ 2,400	$—	$ —

          At June 30, 2000, the Company had net operating loss (NOL) carryforwards of approximately $68.3 million for federal, and $32.6 million for state income tax purposes. The federal NOL carryforwards expire through 2011 and the state NOL carryforwards expire through 2003. In addition, at June 30, 2000, the Company had $1.1 million of research and development tax credit carryforwards for federal and $0.1 million for state income tax purposes. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987. Additionally, loss carryforwards generated in fiscal 1997 are required to be amortized over six years, as the Company elected to change its tax fiscal year end to June 30.

12.    Commitments and Contingencies

          Operating Leases—The Company leases its principal facilities under noncancelable operating leases which expire through fiscal 2005, and certain equipment under operating leases. Under the terms of the facility leases, the Company is responsible for its proportionate share of maintenance, property tax and insurance expenses. One of the agreements provides an option to extend the lease for two years and a second option to extend for an additional 28 months, another agreement provides an option to extend the lease for three years. Future minimum annual lease commitments are as follows: 2001, $2,343,000; 2002, $2,249,000; 2003, $2,172,000; 2004, $1,480,000; 2005, $808,000.

          Rent expense under operating leases was approximately $1,210,000, $888,000, and $224,000 for fiscal years 2000, 1999 and 1998, respectively.

          Royalty Agreement—In August 1996, the Company entered into a Software License and Distribution Agreement which provides the Company a non-exclusive worldwide license to certain third-party technology. The Company is required to pay specified royalties based on a percentage of revenue from products incorporating the technology. Total royalty expense under the agreement for fiscal year 2000, 1999, and 1998 was $404,000, $262,000, and $103,000, respectively.

          The Company may be a potential defendant in lawsuits and claims arising in the ordinary course of business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not provided by insurance or otherwise, will not have a material adverse effect on the financial condition or results of operations of the Company.

13.    Employee Benefit Plan

          The Company sponsors a 401(k) Savings and Retirement Plan (the Plan) for all eligible employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis, between 1% and 20% of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company is not required to contribute, nor has it contributed, to the Plan for any of the periods presented.

14.    Major Customers

          No single customer accounted for greater than 10% of accounts receivable at June 30, 2000. Two customers accounted for 15% and 10% of accounts receivable at June 30, 1999. One customer accounted for 11% of accounts receivable at June 30, 1998. No single customer accounted for greater than 10% of total revenue during fiscal 2000, 1999 and 1998.

15.    Segment and Geographical Information

          As defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the design, development, marketing, support and sales of performance and availability management software for the Microsoft Windows NT and Windows 2000 environment. No individual foreign country accounted for greater than 10% of total revenue or long-lived assets in any of the periods presented. The following table summarizes total net revenue and long-lived assets attributed to foreign locations (in thousands).

	Year Ended June 30,
	2000	1999	1998
Total revenue:
United States	$36,950	$17,999	$6,342
Foreign	10,970	3,570	728

Total revenue*	$47,920	$21,569	$7,070

Long-lived assets (excluding goodwill and other intangible assets):
United States	$ 7,732	$ 1,445	$ 528
Foreign	390	116	97

Total long-lived asset s	$ 8,122	$ 1,561	$ 625

* Revenue is attributed to countries based on location of customer invoiced.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of NetIQ Corporation:

          We have audited the consolidated financial statements of NetIQ Corporation and subsidiaries (the Company) as of June 30, 2000, and 1999, and for each of the three years in the period ended June 30, 2000 and have issued our report thereon dated July 17, 2000 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule of the Company, listed in Item 14(a)(2). The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
San Jose, California
July 17, 2000

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Charged to cost and expenses	Deductions	Balance at end of period
Year ended June 30, 1998
Allowance for doubtful accounts	$ —	$307	$ —	$ 307
Allowance for sales returns	$ —	$ 50	$ —	$ 50

Year ended June 30, 1999
Allowance for doubtful accounts	$ 307	$343	$ —	$ 650
Allowance for sales returns	$ 50	$200	$ —	$ 250

Year ended June 30, 2000
Allowance for doubtful accounts	$ 650	$402	$ —	$1,052
Allowance for sales returns	$ 250	$248	$ —	$ 498