Form 10-Q
period 2000-09-30
NETIQ CORP
filed 2000-11-14
CIK 1084827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     Quarterly Report Pursuant To Section 13 or 15(d)
of The Securities Exchange Act of 1934

For the quarter ended September 30, 2000

OR

☐     Transition Report Pursuant To Section 13 or 15(d)
of The Securities Exchange Act of 1934

For the transition period from__________________ to _________________

Commission File Number 000-26757

NetIQ CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0405505 (I.R.S. Employer Identification No.)

3553 North First Street, San Jose CA (Address of principal executive offices)	95134 (Zip Code)

(408) 330-7000
(Registrant’s telephone number, including area code)

5410 Betsy Ross Drive, Santa Clara, CA 95054
(Registrant’s former address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

As of October 31, 2000, the Registrant had outstanding 39,293,722 shares of Common Stock.
NetIQ Corporation

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2000

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NetIQ CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	Sept. 30,	June 30,
	2000	2000(1)
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$74,457	$187,610
Short-term investments	244,794	145,916
Accounts receivable, net	18,689	10,744
Prepaid expenses	3,134	3,478

Total current assets	341,074	347,748

Property and equipment, net	36,365	7,181
Goodwill and other intangibles, net	1,244,173	1,365,891
Other assets	935	941

Total assets	$1,622,547	$1,721,76

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$3,352	$2,044
Accrued compensation and related benefits	7,453	5,023
Other liabilities	8,846	11,285
Deferred revenue	20,385	17,687

Total current liabilities	40,036	36,039

Stockholders' equity:
Common Stock – $0.001; 100,000,000 shares authorized 38,572,804 issued and outstanding at September 30, 2000; 37,533,359 issued and outstanding at June 30, 2000	1,768,782	1,760,396
Deferred sock-based compensation	(1,109)	(1,286)
Accumulated deficit	(185,055)	(73,271)
Accumulated other comprehensive loss	(107)	(117)

Total stockholders' equity	1,582,511	1,685,722

Total liabilities and stockholders' equity	$1,622,547	$1,721,761

(1)	Derived from audited consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2000	1999
Software license revenue	$ 23,066	$ 6,221
Service revenue	7,463	1,365

Total revenue	30,529	7,586

Cost of software license revenue	345	156
Cost of service revenue	1,346	419

Total cost of revenue	1,691	575

Gross profit	28,838	7,011
Operating expenses:
Sales and marketing	15,156	4,124
Research and development	6,609	1,709
General and administrative	2,212	754
Stock-based compensation	170	178
Amortization of goodwill and intangibles	119,394	—

Total operating expenses	143,541	6,765

Income (loss) from operations	(114,703)	246
Other income (expenses):
Interest income	5,804	382
Other income (expenses)	15	(34)

Total other income	5,819	348

Income (loss) before income taxes	(108,884)	594
Income taxes	2,900	122

Net income (loss)	(111,784)	472

Other comprehensive income (expenses), net of income taxes:
Foreign currency translation adjustments	(120)	(27)
Unrealized loss on short-term investments	130	—

Comprehensive income (loss)	$(111,774)	$ 445

Basic net income (loss) per share	$ (3.00)	$ 0.04

Shares used to compute basic net income (loss) per share	37,286	11,696

Diluted net income (loss) per share	$ (3.00)	$ 0.03

Shares used to compute diluted net income (loss) per share	37,286	15,785

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net income (loss)	$(111,784)	$ 472
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	120,267	167
Stock-based compensation	170	178
Changes in:
Accounts receivable	(8,037)	1,891
Prepaid expenses and other	533	(268)
Accounts payable	1,319	1,134
Accrued compensation and related benefits	2,444	165
Other liabilities	197	25
Deferred revenue	2,956	658

Net cash provided by operating activities	8,065	4,422

Cash flows from investing activities:
Purchases of property and equipment	(30,042)	(182)
Cash used in acquisition, net of cash received	(729)	—
Purchases of short-term investments	(123,784)	—
Proceeds from maturities of short-term investments	25,000	—

Net cash used in investing activities	(129,555)	(182)

Cash flows from financing activities:
Repayments on short-term borrowings	—	(1,724)
Repayments on long-term borrowings	—	(349)
Proceeds from sale of common stock	8,393	40,515

Net cash provided by financing activities	8,393	38,442

Effect of exchange rate changes on cash	(56)	(35)

Net increase (decrease) in cash and cash equivalents	(113,153)	42,647
Cash and cash equivalents, beginning of period	187,610	9,634

Cash and cash equivalents, end of period	$ 74,457	$52,281

Supplemental disclosure of cash flow information-cash paid for:
Interest	$ 12	$ 125
Income taxes	$ 85	$ 101

NetIQ CORPORATION

Notes To Condensed Consolidated Financial Statements
Three Months Ended September 30, 2000 and 1999
(Unaudited)

1.	Basis of Presentation

     Interim Financial Information – The accompanying unaudited condensed consolidated financial statements of NetIQ Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

     These interim financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

2.	Business Combinations

Acquisition of Software Realization, Inc.:

     On July 17, 2000 the Company acquired all outstanding shares of Software Realization, Inc. (Software Realization) for cash of $745,000, assumed liabilities of approximately $528,000, plus approximately $150,000 of direct merger costs, for a total purchase price of approximately $1.4 million. Software Realization is a professional services company delivering training and consulting services to NetIQ partners and customers.

     The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired company from the date of acquisition have been included in the Company's consolidated financial statements. In connection with the acquisition, goodwill of approximately $919,000 was acquired which is being amortized over three years.

     In connection with the acquisition, net assets acquired were as follows (in thousands):

Current assets	$442
Property and equipment, net	62
Intangible assets	1,447
Liabilities assumed	(528)

Net assets acquired	$1,423

3.	Effects of Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. The Company adopted SFAS 133 effective July 1, 2000. As the Company has no derivative instruments the adoption of SFAS 133 did not have a material impact on our financial position or results of operations.

     In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25. FIN 44 clarifies certain elements of APB Opinion No. 25. Among other issues, this interpretation clarifies: the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non-compensatory, the accounting consequences of various modifications to the terms of a previously fixed stock option award, and the accounting for an exchange of stock compensation in a business combination. The Company adopted FIN 44 effective July 1, 2000. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

4.	Property and Equipment

     In August 2000 the Company purchased a building for their corporate offices in San Jose, California for approximately $27.9 million. Additionally, approximately $1.1 million have been spent on improvements during the three months ended September 30, 2000, and the Company expects to spend approximately $2.0 million in additional improvements during the three months ending December 31, 2000

5.	Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options and warrants using the treasury stock method.

     The following is a reconciliation of weighted average shares used in computing net income (loss) per share for the three-months ended September 30, 2000 and 1999 (in thousands):

	Three months ended September 30,
	2000	1999
Weighted average common shares outstanding	37,959	11,721
Weighted average common shares outstanding subject to repurchase	(673)	(25)

Shares used in computing basic net income (loss) per share	37,286	11,696

Weighted average common shares outstanding	37,286	11,721
Weighted average preferred shares outstanding	—	2,333
Dilutive effect of options outstanding	—	1,722
Dilutive effect of average warrants outstanding	—	9

Shares used in computing diluted net income (loss) per share	37,286	15,785

     The Company had a net loss for the three-months ended September 30, 2000; therefore shares used in computing diluted net loss per share are equal to shares used for computing basic net loss per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements about our plans, objectives, expectations and intentions. Forward-looking statements include: statements regarding future products or product development; statements regarding future research and development spending and our product development strategy; statements regarding the levels of international sales; statements regarding future expenditures; and statements regarding current or future acquisitions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in "Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, this report.

Overview

     We are a leading provider of software for managing eBusiness infrastructures. Our Administration, Operations and Network Performance Management product lines are designed to reduce the cost of operations and increase the security, performance and availability of eBusiness applications, directories, servers and networks.

     From our incorporation in June 1995 until the first sales of AppManager in February 1997, we were principally engaged in development-stage activities, including product development, sales and marketing efforts and recruiting qualified management and other personnel. Our total revenue has grown from $7.1 million in 1998 to $21.6 million in 1999 to $47.9 million in 2000 and $30.5 million in the three months ended September 30, 2000. This rapid revenue growth reflects our relatively early stage of development, and our merger with Mission Critical Software, Inc. (Mission Critical) during fiscal 2000, and we do not expect revenue to increase at the same rate in the future.

     Operating expenses grew from $9.6 million in 1998 to $19.4 million in 1999 to $39.6 million in 2000 and $24.0 million in the three months ended September 30, 2000, excluding stock-based compensation, write-off of acquired in-process research and development costs, and amortization of goodwill and intangible assets generated in the mergers. Our operating expenses increased as we expanded our operations, including growing our employee base from 14 at June 30, 1996 to 560 at September 30, 2000. Expenses associated with stock-based compensation, write-off of acquired in-process research and development costs, and amortization of goodwill and intangible assets generated in the merger and acquisitions have grown from $250,000 in fiscal 1998 to $75.6 million in fiscal 2000 and to $119.6 million in the three months ended September 30, 2000, mainly due to the write-off of acquired in-process research and development costs and amortization of goodwill and intangible assets generated in the merger and acquisitions. Our cumulative losses have resulted in an accumulated deficit of $185.1 million at September 30, 2000.

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

     Cost of software license revenue has decreased from 4% in 1998 and 1999 to 2% in 2000 and the three months ended September 30, 2000. This decrease is the result of economies of scale, lower royalty expense as our new products including those from Mission Critical do not incorporate third-party technologies. Cost of service revenue, as a percentage of service revenue, has declined from 87% in 1998 to 40% in 1999 to 21% in 2000 and 18% in the three months ended September 30, 2000. Although service revenue has increased as a percentage of total revenue from 7% in 1998 to 15% in 1999 to 22% in 2000 and to 24% in the three months ended September 30, 2000, the declining cost of service revenue has resulted in a change in overall gross margin from 91% in 1998 to 90% in 1999 and to 94% in 2000 and in the three months ended September 30, 2000.

     We sell our products through both our direct sales force, which includes our field and inside sales personnel, as well as through indirect channels, such as distributors, value-added resellers and original equipment manufacturers. To date, the majority of our sales have resulted from the efforts of our field and inside sales personnel. However, revenue through our third-party channel partners represented approximately 22% of total revenue in the three months ended September 30, 2000, 25% of total revenue in fiscal 2000 and 30% of total revenue in fiscal 1999. Although, our strategy is to increase sales through third-party channel partners the decline is the result of including Mission Critical in our operating results commencing in May 2000. No single customer accounted for greater than 10% of total revenue during the three months ended September 30, 2000 or in fiscal 2000, 1999 or 1998. No single customer accounted for greater than 10% of accounts receivable at September 30, 2000 or June 30, 2000. Two customers accounted for 15% and 10% of accounts receivable at June 30, 1999. One customer accounted for 11% of accounts receivable at June 30, 1998. International sales accounted for 16%, 23%, 17% and 10% of total revenue in the three months ended September 30, 2000, fiscal 2000, 1999, and 1998, respectively. We anticipate that as we expand our international sales efforts, the percentage of revenue derived from international sources will increase.

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

       Licensing agreement with Microsoft Corporation.

       On September 25, 2000, we entered into a licensing agreement with Microsoft Corporation whereby Microsoft will license our Operations Manager product technology and source code for core operations management of Windows 2000 and Microsoft server applications. We will receive $175.0 million in license fees and up to $6.0 million in engineering co-development funds over a three-year period. Microsoft will also spend $5.0 million per year and pay us an additional $5.0 million per year to market the joint solutions. In addition, we became the Premier Independent Software Vendor (ISV) for Microsoft operations management solutions - the only vendor with such a designation - and became a Microsoft Global Technology Partner.

       Acquisition of Software Realization, Inc.

       On July 17, 2000 we acquired all outstanding shares of Software Realization, Inc. (Software Realization) for cash of $745,000, assumed liabilities of approximately $528,000, plus approximately $150,000 of direct merger costs, for a total purchase price of approximately $1.4 million. Software Realization is a professional services company delivering training and consulting services to NetIQ partners and customers. The merger has been accounted for using purchase accounting.

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

  Comparison of Three Months Ended September 30, 2000 and 1999

       Revenue. Our total revenue increased to $30.5 million for the three months ended September 30, 2000 from $7.6 million for the three months ended September 30, 1999, representing growth of approximately 300%. During this same period, our software license revenue increased to $23.1 million from $6.2 million, representing growth of 271%. The increase is due primarily to increases in the number of software licenses sold, reflecting increased acceptance of our products, effects of the merger with Mission Critical and Ganymede, and expansion of our field and inside sales organizations and our third-party channel partners. Service revenue increased to $7.5 million for the three months ended September 30, 2000 from $1.4 million for the three months ended September 30, 1999, representing growth of approximately 400%. The increase was due primarily to maintenance fees associated with new software licenses. Service revenue increased as a percentage of total revenue due to the compounding effect of our base of installed licenses and due to a significant majority of our customers renewing their maintenance service agreements.

       Cost of Revenue

       Cost of Software License Revenue. Our cost of software license revenue includes the costs associated with software packaging, documentation, such as user manuals and CDs, and production, as well as non-employee commissions and royalties. Cost of software license revenue was $345,000 and $156,000 for the three months ended September 30, 2000 and 1999, respectively, representing 2% and 3% of related software license revenue. The percentage decrease is the result of economies of scale, and lower royalty expense as our new products, including those from Mission Critical, do not incorporate third-party technologies.

       Cost of Service Revenue. Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic and on-site maintenance and consulting services. Costs associated with training activities consist principally of allocated labor and departmental expenses as well as training materials. Cost of service revenue was $1.3 million and $419,000 for the three months ended September 30, 2000 and 1999, respectively, representing 18% and 31% of related service revenue. The increase in dollar amount of cost of service revenue is primarily attributable to the growth in our installed customer base. Cost of service revenue as a percent of service revenue declined due primarily to economies of scale achieved as our revenue and installed base have grown.

       Operating Expenses

       Sales and Marketing. Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, as well as expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows and lead generation activities. Sales and marketing expenses increased to $15.2 million for the three months ended September 30, 2000 from $4.1 million for the three months ended September 30, 1999. The increase in dollar amount was due primarily to the hiring of additional field sales, inside sales and marketing personnel, which increased to 274 people from 76 people at the end of the same quarter in the prior fiscal year, and expanding our sales infrastructure and third-party channel partners, as well as higher commissions. Sales and marketing expenses represented 50% and 54% of total revenue for the three months ended September 30, 2000 and 1999, respectively. The decline in sales and marketing expenses as a percentage of total revenue was principally the result of economies of scale resulting from the increased number of sales transactions, including follow-on sales to existing customers, as well as the allocation of marketing expenses over a substantially larger revenue base. We expect to continue hiring additional sales and marketing personnel and to increase promotion, advertising and other marketing expenditures in the future. Accordingly, we expect sales and marketing expenses will increase in absolute dollars in future periods.

       Research and Development. Our research and development expenses consist primarily of salaries and other personnel-related costs, as well as facilities costs, consulting fees and depreciation. These expenses increased to $6.6 million, or 22% of total revenue, for the three months ended September 30, 2000, from $1.7 million, or 23%, of total revenue for the three months ended September 30, 1999. This increase in dollar amount resulted principally from increases in engineering and technical writing personnel, which increased to 190 people from 43 people at the end of the same quarter in the prior fiscal year, together with the establishment of a new facility in Bellevue, Washington, and the inclusion of the Mission Critical, Ganymede and Sirana facilities in Houston, Texas, Raleigh, North Carolina, and Bellevue, Washington. The decrease in percentage is due to the growth in revenues. To date, all research and development costs have been expensed as incurred in accordance with Statement of Financial Accounting Standards No. 86 as our current software development process is essentially completed concurrent with the establishment of technological feasibility. We expect to continue to devote substantial resources to product development such that research and development expenses will increase in absolute dollars in future periods.

       General and Administrative. Our general and administrative expenses consist primarily of personnel costs for finance and administration, as well as directors and officers insurance, and professional services expenses such as legal and accounting. General and administrative expenses increased to $2.2 million for the three months ended September 30, 2000 from $754,000 for the three months ended September 30 1999, representing 7% and 10% of total revenues, respectively. The increase in dollar amount was due primarily to increased staffing necessary to manage and support our growth. General and administrative personnel increased to 51 people at September 30, 2000, from 19 people at September 30, 1999. The decrease in general and administrative expense as a percentage of total revenue was due primarily to the growth in total revenue. We believe that our general and administrative expenses will increase in absolute dollars as we expand our administrative staff, add new financial and accounting software systems and increase professional fees to manage our growth.

       Stock-Based Compensation. No deferred stock-based compensation was recorded during the three months ended September 30, 2000 or 1999. However, due to employee attrition $7,000 and $80,000 of deferred stock-based compensation was reversed during the three months ended September 30, 2000 and 1999, respectively. During the three months ended September 30, 2000 and 1999, we recognized stock-based compensation expense of $170,000 and $178,000, respectively. At September 30, 2000, total deferred stock-based compensation was $1.1 million. We expect to amortize up to approximately $170,000 of deferred stock-based compensation each quarter through June 30, 2003.

       Amortization of Goodwill and Intangibles. During the three months ended September 30, 2000 we amortized $119.4 million of the goodwill and intangibles recognized in the merger with Mission Critical and acquisitions of Sirana and Software Realization. We expect to amortize up to approximately $119.2 million of goodwill and intangibles each quarter through June 30, 2003.

       Total Other Income. Total other income principally represents interest income earned on our cash and cash equivalent balances and short-term investments. For the three months ended September 30, 2000 and 1999, total other income was $5.8 million and $348,000, respectively. The increase in total other income is the result primarily of increased cash and cash equivalents and short-term investment in fiscal 2000 from the proceeds of our public offerings and from cash obtained in the merger with Mission Critical.

       Income Taxes. We recorded income tax expense of $2.9 million for the three months ended September 30, 2000 mainly due to the non-deductibility of the goodwill amortization, for income tax purposes. We recorded income tax expense of $122,000 for the three months ended September 30, 1999.

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

       In May 2000 we added cash and cash equivalents of $83.6 million and short-term investments of $83.2 million in the merger with Mission Critical.

       At September 30, 2000, we had $74.5 million in cash and cash equivalents and $244.8 million in short-term investments.

       Our operating activities resulted in net cash inflows of $8.0 million and $4.4 million for the three months ended September 30, 2000 and 1999, respectively. Sources of cash from operations during 2000 was primarily net income after excluding amortization of goodwill and intangibles. Use of cash for operations in 2000 was an increase in accounts receivable. Sources of cash during 1999 were principally from a decrease in accounts receivable and increases in accounts payable, deferred revenue, and accrued compensation.

       Our investing activities resulted in net cash outflows, related to the acquisition of capital assets, of $30.0 million, mainly for the purchase of our new headquarters building, $729,000 for the acquisition of Software Realization, and $123.8 million for the purchase of short-term investments in the quarter ended September 30, 2000. Maturities of short-term investments provided $25.0 million in cash inflows. Investing activities used cash of $182,000 for acquisition of capital assets in the quarter ended September 30, 1999.

       Financing activities provided cash of $8.4 million, and $40.5 million, in the quarters ended September 30, 2000 and 1999, respectively from the proceeds of the exercise of stock options and sales of common stock in our initial public offering. Financing activities also used cash of $2.0 million in the quarter ended September 30, 1999, for repayment of our debts.

       As of September 30, 2000, we do not have any significant debt commitments outstanding other than under operating leases.

       We believe that our cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for the next 12 months. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products or technologies. We have no current plans, agreements or commitments, and are not currently engaged in any negotiations with respect to any such transaction.

  Factors That May Affect Future Results

  We face several risks in connection with our license, development and marketing agreement with Microsoft.

       We have licensed a substantial portion of our operations manager technology to Microsoft in exchange for cash of $175.0 million, payable over three years. We have also agreed to provide limited engineering resources for a fee and to develop and market products that operate with the products that we expect Microsoft to offer based on our technology. We anticipate significant benefits from the agreement and recognize significant risks, including:

  Potential cannibalization of revenue from existing operations management products until we establish revenue from products that operate with Microsoft’s new products

  Difficulties associated with coordinating some of our new product offerings with future releases of products from Microsoft

  The difficulty of creating new products that operate with operating systems other than Windows NT/2000 as well as operate efficiently with Microsoft’s new products

  Customer acceptance of new product offerings

  Potential competition from Microsoft and other systems management providers for any new products that we may create

  Potential reduction of revenue or linearity of revenue from month to month as customers evaluate the resulting product strategies of Microsoft, other systems management companies and ourselves

       We may not realize the benefits we expect from our license agreement, which could have a material adverse effect on our business, financial condition and operating results.

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

       We may not achieve the benefits we expect from the merger with Mission Critical, which may have a material adverse effect on our business, financial condition and operating results and/or could result in loss of key personnel. We will need to overcome significant issues in order to realize any benefits or synergies from the merger, including the timely, efficient and successful execution of a number of post-merger events and opportunities, including:

  Sales of existing products of each company to the other company's customers
  Developing new products that utilize the assets and resources of both companies

  Creation of uniform standards, controls, procedures, policies and information systems.

       The execution of these post-merger events will continue to involve considerable risk and may not be successful. These risks include:

  The potential disruption of our ongoing business and distraction of our management

  Unanticipated expenses related to technology integration and development of information systems

  The impairment of relationships with employees and customers as a result of any integration of new management personnel

       We may not succeed in addressing these risks or any other problems encountered in connection with the merger.

  The merger with Mission Critical could adversely affect the combined financial results.

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

  We may not be able to sustain the revenue growth rates previously experienced.

       Although our revenues have grown rapidly in recent years, it is not anticipated that on a combined basis we will experience this rate of revenue growth because of the difficulty of maintaining high percentage increases as the base of revenue increases. In addition, growing competition, the incremental manner in which customers convert their networks to Windows NT and Windows 2000 ("Windows NT/2000") and our relatively small sales organizations could also affect our revenue growth. If our revenue does not increase at or above the rate analysts expect, the trading price for our common stock may decline.

       Additionally, our efforts to expand our software product suites, sales and marketing resources, direct and indirect distribution channels and maintenance and support functions and to pursue strategic relationships or acquisitions may not succeed or may prove more expensive than we anticipate or produce unanticipated fluctuations in our quarterly operating results. As a result, we cannot predict the company's future operating results with any degree of certainty.

  We have a history of losses and we may experience losses in the future.

       Since inception we have incurred significant net losses. It is expected that we will continue to incur significant sales and marketing, product development and administrative expenses, as well as amortization of goodwill and intangible assets created in the merger, and it is unlikely that we will generate profits after inclusion of the goodwill amortization until the goodwill is fully amortized.

  New competitors could emerge and this could impair our ability to grow our business and sell our products.

       We believe the principal factors that will draw end-users to a systems management software product include: the depth of product functionality; the ability to work natively with Windows NT/2000; scalability; product quality and performance, conformance to industry standards, competitive price and customer support. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance our products and sales channels.

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

       The market for systems management software for Windows NT/2000-based systems and new products for this market are frequently introduced and existing products are continually enhanced. Competition may also result in changes in pricing policies by us or our competitors that could hurt our ability to sell our products and could adversely affect our profits. Many of our anticipated competitors have greater financial, technical, marketing, professional services and other resources than us. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products than we can. Many of these companies have an extensive customer base and broad customer relationships, including relationships with many of our current and potential customers. If we are unable to respond as quickly or effectively to changes in customer requirements as our competition, our ability to grow our business and sell our products will be negatively affected.

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

  Customers' budgetary constraints and internal acceptance procedures

  Concerns about the introduction or announcement of our or our competitors' new products, including product announcements by Microsoft relating to Windows NT/2000

  Customer requests for product enhancements

        It is expected that we will offer a broader range of products that may require increased selling effort for the customer's entire enterprise than has historically been true. The sales cycle for these enterprise-wide sales typically can be significantly longer than the sales cycle for smaller-sized departmental sales and require an extensive sales effort throughout a customer's organization.

  We have experienced significant growth in our businesses in recent periods and our ability to manage future growth will affect our ability to maintain operating profitability.

      Our ability to maintain operating profitability will depend in part on our ability to implement and expand operational, customer support and financial control systems and to train and manage our employees. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to manage growth could divert management attention from executing our business plan and hurt our ability to successfully expand our business. Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. Our productivity and the quality of our products may be adversely affected if we do not retain, integrate and train our new employees quickly and effectively. We plan to implement new operating, financial and accounting systems and to be successful, we will need to expand our other infrastructure programs, including implementing additional management information systems, improving our operating and administrative systems and controls, training new employees and maintaining close coordination among our executive, engineering, accounting, finance, marketing, sales, operations and customer support organizations. In addition, our future growth will result in increased responsibilities for management personnel. Managing this growth will require substantial resources that we may not have.

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

  Difficulty in assimilating the acquired company's personnel and operations

  Diversion of management's attention

  Loss of our or the acquired business's key personnel

  Dilution to our stockholders as a result of issuing equity securities

  Assumption of liabilities of the acquired company and

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

       Principally our business is transacted in United States dollars. In the three months ended September 30, 2000, 10% of our invoices were in currencies other than the United States dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in Australia, Denmark, France, Germany, Japan, New Zealand, Singapore and the United Kingdom. We believe that a natural hedge exists in local currencies, as local currency denominated revenues will substantially offset the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of September 30, 2000, we had no hedging contracts outstanding.

       At September 30, 2000 we had $74.5 million in cash and cash equivalents, and $244.8 million in short-term investments. Based on our cash, cash equivalents and short-term investments at September 30, 2000, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $2.0 million.

  PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

       We currently have no material legal proceedings.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

  Use of Proceeds

       In July 1999, we completed the sale of 3,000,000 shares of our common stock at a per share price of $13.00 in a firm commitment underwritten public offering pursuant to a registration statement (Commission File Number 333-79373) effective on July 30, 1999. Credit Suisse First Boston, BancBoston Robertson Stephens and Hambrecht & Quist LLC underwrote the offering. In August 1999, the underwriters exercised an over-allotment option granted by us to the underwriters for the purchase of up to 450,000 additional shares of the Company’s common stock in full. The aggregate number of shares registered and sold was 3,450,000 and the aggregate gross proceeds were $44.8 million. Of such aggregate proceeds, approximately $3.1 million was paid to the underwriters in connection with underwriting discounts, and approximately $1.3 million was paid in connection with offering expenses, including legal, accounting, printing, filing and other fees. Our net proceeds after deduction of such commissions and expenses were approximately $40.4 million. There were no direct or indirect payments to officers or directors of the Company or any other person or entity.

       Cash of approximately $1.8 million was paid to Compuware Corporation in partial repayment of our indebtedness to Compuware in connection with $5.0 million loan from Compuware for the settlement of a lawsuit filed by Compuware against the Company. The remaining portion of the our indebtedness to Compuware, in the amount of approximately $3.3 million, was cancelled in exchange for the issuance of 280,025 shares of the Company’s common stock to Compuware upon the exercise of a warrant issued to Compuware in March 1999.

       Approximately $349,000 of the proceeds were paid to a bank in full repayment of the Company’s long-term debt for equipment purchases.

       Approximately $400,000 of the proceeds were used in March 2000 in the acquisition of Sirana Software, Inc.

         Approximately $2.3 million of the proceeds were used for capital expenditures.

       Approximately $750,000 of the proceeds were used in July 2000 in the acquisition of Software Realization, Inc.

       Approximately $29.0 million of the proceeds were used in August 2000 for the purchase of an office building for our corporate offices in San Jose, California. Additionally, approximately $1.0 million of the proceeds were used for capital expenditures in the quarter ended September 30, 2000.

       In August 1999, Mission Critical completed the sale of 2,750,000 shares of our common stock at a per share price of $16.00 in a firm commitment underwritten public offering pursuant to a registration statement (Commission File Number 333-79501) effective on August 4, 1999. Hambrecht & Quist LLC, BancBoston Robertson Stephens, SoundView Technology Group and Charles Schwab & Co., Inc. underwrote the offering. In August 1999, the underwriters exercised an over-allotment option granted by Mission Critical to the underwriters for the purchase of up to 562,500 additional shares of Mission Critical common stock in full. The aggregate number of shares registered and sold was 3,312,500 and the aggregate gross proceeds were $53.0 million. Of such aggregate proceeds, a total of approximately $5.5 million were paid in underwriting discounts and other offering expenses, including legal, accounting, printing, filing and other fees. Mission Critical’s net proceeds after deduction of such commissions and expenses were approximately $47.5 million. There were no direct or indirect payments to officers or directors of Mission Critical or any other person or entity.

       Approximately $81,000 of the proceeds were paid to a bank in full repayment of Mission Critical’s long-term debt.

         Approximately $1.5 million of the proceeds were used for capital expenditures.

       Currently we are investing the remaining net offering proceeds for future use as additional working capital. Such remaining net proceeds may be used for potential strategic investments or acquisitions that complement our products, services, technologies or distribution channels.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

       Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

ITEM 5.	OTHER INFORMATION

       Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

  (a)

Exhibit Number		Description
10.9		Purchase and Sale Agreement, dated July 24, 2000, between NetIQ and TMG North First Associates, L.P.

10.10*		License, Development and Marketing Agreement, dated September 25, 2000, between NetIQ and Microsoft Corporation

27.1	(a)	Financial Data Schedule

*	Subject to Confidential Treatment

(b)	Reports on Form 8-K: On July 19, 2000, we filed a current report on Form 8-K related to the merger with Mission Critical Software, Inc.

  SIGNATURES

  Pursuant to the requirements of the Securities Act, NetIQ Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 14th day of November, 2000.

NETIQ CORPORATION

By:	/s/ Ching-Fa Hwang
Ching-Fa Hwang, President and Chief Executive Officer

By:	/s/ James A. Barth
James A. Barth, Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)