Form 10-Q
period 2000-12-31
NETIQ CORP
filed 2001-02-13
CIK 1084827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarter ended December 31, 2000

OR

☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission File Number 000-26757

NETIQ CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0405505 (I.R.S. Employer Identification No.)

3553 North First Street, San Jose CA (Address of principal executive offices)	95134 (Zip Code)

(408) 856-3000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

As of January 31, 2001, the Registrant had outstanding 39,760,685 shares of Common Stock.

NetIQ Corporation

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED DECEMBER 31, 2000

PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NetIQ CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2000	June 30, 2000 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,844	$187,610
Short-term investments	250,570	145,916
Accounts receivable, net of allowance for uncollectible accounts and sales returns	26,399	10,744
Prepaid expenses and other	953	3,478

Total current assets	375,766	347,748

Property and equipment, net	40,030	7,181
Goodwill and other intangibles, net	1,121,437	1,365,891
Other assets	903	941

Total assets	$1,538,136	$1,721,761

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,522	$2,044
Accrued compensation and related benefits	11,034	5,023
Other liabilities	9,513	11,285
Deferred revenue	21,988	17,687

Total current liabilities	47,057	36,039

Stockholders' equity:
Common stock-$0.001; 100,000,000 shares authorized, 39,584,175 issued and outstanding at December 31, 2000; and 37,533,359 issued and outstanding at June 30, 2000	1,785,797	1,760,396
Deferred stock-based compensation	(937)	(1,286)
Accumulated deficit	(294,371)	(73,271)
Accumulated other comprehensive income (loss)	590	(117)

Total stockholders' equity	1,491,079	1,685,722

Total liabilities and stockholders' equity	$1,538,136	$1,721,761

(1) Derived from audited consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999

Software license revenue	$30,527	$7,379	$53,593	$13,600
Service revenue	9,126	1,743	16,589	3,108

Total revenue	39,653	9,122	70,182	16,708

Cost of software license revenue	511	173	856	329
Cost of service revenue	1,972	397	3,318	816

Total cost of revenue	2,483	570	4,174	1,145

Gross profit	37,170	8,552	66,008	15,563

Operating expenses:
Sales and marketing	17,902	4,851	33,058	8,975
Research and development	7,441	1,879	14,050	3,588
General and administrative	2,675	754	4,887	1,507
Stock-based compensation	170	174	340	352
Amortization of goodwill and intangibles	118,819	—	238,213	—

Total operating expenses	147,007	7,658	290,548	14,422

Income (loss) from operations	(109,837)	894	(224,540)	1,141

Other income (expenses):
Interest income	5,127	901	10,931	1,283
Other income (expenses), net	(266)	17	(251)	(18)

Total other income	4,861	918	10,680	1,265

Income (loss) before income taxes	(104,976)	1,812	(213,860)	2,406

Income taxes	4,340	379	7,240	501

Net income (loss)	(109,316)	1,433	(221,100)	1,905

Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	120	26	—	1
Unrealized gain on short-term investments	577	29	707	29

Comprehensive income (loss)	$(108,619)	$1,488	$(220,393)	$1,935

Basic net income (loss) per share	$(2.83)	$0.09	$(5.83)	$0.14

Shares used to compute basic net income (loss) per share	38,596	5,709	37,942	13,832

Diluted net income (loss) per share	$(2.83)	$0.08	$(5.83)	$0.11

Shares used to compute diluted net income (loss) per share	38,596	7,556	37,942	16,868

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2000	1999

Cash flows from operating activities:
Net income (loss)	$(221,100)	$1,905
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	240,179	347
Tax benefit of disqualifying dispositions	7,020	—
Stock-based compensation	340	352
Stock issued in lieu of compensation	—	80
Changes in:		—
Accounts receivable	(15,767)	176
Prepaid expenses and other	2,973	(59)
Accounts payable	2,491	636
Accrued compensation and related benefits	5,989	981
Other liabilities	(2,233)	690
Deferred revenue	4,793	1,958

Net cash provided by operating activities	24,685	7,066

Cash flows from investing activities:
Purchases of property and equipment	(34,785)	(769)
Cash used in acquisition, net of cash received	(729)	—
Purchases of short-term investments	(150,078)	(206,288)
Proceeds from maturities of short-term investments	45,725	80,708
Other	28	(257)

Net cash used in investing activities	(139,839)	(126,606)

Cash flows from financing activities:
Repayments on short-term borrowings	—	(1,724)
Repayments on long-term borrowings	—	(349)
Proceeds from sale of common stock, net of expenses	25,410	116,601

Net cash provided by financing activities	25,410	114,528

Effect of exchange rate changes on cash	(22)	9

Net decrease in cash and cash equivalents	(89,766)	(5,003)
Cash and cash equivalents, beginning of period	187,610	9,634

Cash and cash equivalents, end of period	$97,844	$4,631

Noncash investing and financing activities:
Conversion of preferred stock to common stock	$—	$10,955
Benefit from disqualifying dispositions of stock	$—	$310

Supplemental disclosure of cashflow information-cash paid for:
Interest	$31	$125
Income taxes	$86	$185

NetIQ CORPORATION

Notes To Condensed Consolidated Financial Statements
Six months ended December 31, 2000 and 1999
(Unaudited)

1.       Basis of Presentation

          Interim Financial Information — The accompanying unaudited condensed consolidated financial statements of NetIQ Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

          These interim financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

2.       Business Combinations

          On July 17, 2000 the Company acquired all outstanding shares of Software Realization, Inc. (Software Realization) for cash of $745,000, assumed liabilities of approximately $528,000, plus approximately $150,000 of direct merger costs, for a total purchase price of approximately $1.4 million. Software Realization is a professional services company delivering training and consulting services to NetIQ partners and customers. The merger has been accounted for using purchase account

3.       Effects of Recent Accounting Pronouncements

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

          In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25. FIN 44 clarifies certain elements of APB Opinion No. 25. Among other issues, this interpretation clarifies: the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non-compensatory, the accounting consequences of various modifications to the terms of a previously fixed stock option award, and the accounting for an exchange of stock compensation in a business combination. The Company adopted FIN 44 effective July 1, 2000. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

4.       Property and Equipment

          In August 2000 the Company purchased a building for their corporate offices in San Jose, California for approximately $27.9 million. Additionally, approximately $3.4 million have been spent on improvements during the six months ended December 31, 2000.

5.       Net Income (Loss) Per Share

          Basic net income (loss) per share is computed by dividing net income (loss) by the number of weighted average common shares outstanding. Diluted net income (loss) per share reflects potential dilution from outstanding stock options and warrants using the treasury stock method and the conversion of preferred stock to common stock.

          The following is a reconciliation of weighted average shares used in computing net income (loss) per share for the three and six months ended December  31, 2000 and 1999 (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2000	1999	2000	1999

Weighted average common shares outstanding	39,265	15,731	38,613	13,867
Weighted average common shares outstanding subject to repurchase	(669)	(22)	(671)	(35)

Shares used in computing basic net income (loss) per share	38,596	15,709	37,942	13,832

Weighted average common shares outstanding	38,596	15,731	37,942	13,867
Dilutive effect of options outstanding	—	1,825	—	1,807
Weighted average preferred shares outstanding	—	—	—	1,166
Dilutive effect of average warrants outstanding	—	—	—	28

Shares used in computing diluted net income (loss) per share	38,596	17,556	37,942	16,868

          The Company had a net loss for the three and six months ended December 31, 2000; therefore shares used in computing diluted net loss per share are equal to shares used for computing basic net loss per share.

6.       Major Customer

          One customer accounted for 16% and 11% of total revenues during the three and six months ended December 31, 2000.

          On September 25, 2000, the Company entered into a licensing agreement with Microsoft Corporation whereby Microsoft licensed the Company' s Operations Manager product technology and source code for core operations management of Windows 2000 and Microsoft server applications. Microsoft agreed to pay us $175.0 million in license fees and up to $6.0 million in engineering co-development funds over a three-year period. Microsoft also agreed to spend $5.0 million per year and pay the Company an additional $5.0 million per year to market the joint solutions.

7.	Subsequent Events

           On January 16, 2001, the Company entered into an agreement to acquire WebTrends Corporation (WebTrends) for consideration preliminarily valued at $1.04 billion, consisting of common stock valued at $915.0 million, options to purchase WebTrends common stock valued at $112.8 million and estimated direct acquisition costs of approximately $13.0 million. The purchase consideration is based on the WebTrends common stock outstanding and the options outstanding to purchase shares of WebTrends common stock as of January 16, 2001, the date of the merger agreement. The actual consideration for the acquisition cannot yet be determined since the acquisition has not been completed and will be based on the actual number of shares of NetIQ common stock and options to be issued as of the date of the completion of the merger. Shareholders of WebTrends common stock will receive 0.48 shares of the Company's common stock for each share of WebTrends common stock. WebTrends is a provider of Visitor Relationship Management and eBusiness Intelligence solutions for Internet and intranet servers and firewalls. The merger will be accounted for as a purchase.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements about our plans, objectives, expectations and intentions. Forward-looking statements include: statements regarding future products or product development; statements regarding future research and development spending and our product development strategy; statements regarding the levels of international sales; statements regarding future expenditures; and statements regarding current or future acquisitions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in "Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

Overview

          We are a leading provider of software for managing eBusiness infrastructures. Our Administration, Operations and Network Performance Management product lines are designed to reduce the cost of operations and increase the security, performance and availability of eBusiness applications, directories, servers and networks.

          We derive the large majority of our revenue from software licenses. We also derive revenue from sales of annual maintenance service agreements and, to a lesser extent, consulting and training services. Service revenue has increased in recent periods as license revenue has increased and as the size of our installed base has grown. The pricing of our products is based on the number of systems and applications managed, although volume and enterprise pricing is also available. Our customers typically purchase one year of product software maintenance with their initial license of our products. Thereafter, customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee equal to a fixed percentage of the current list price of the licensed product.

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

          Vendor-specific objective evidence is based on the price generally charged when an element is sold separately, or if not yet sold separately, is established by authorized management. All elements of each order are valued at the time of revenue recognition. For sales made through our distributors, value-added resellers and original equipment manufacturers, we recognize revenue at the time these partners report to us that they have sold the software to the end user and after all revenue recognition criteria have been met.

            Licensing agreement with Microsoft Corporation.

            On September 25, 2000, we entered into a licensing agreement with Microsoft Corporation whereby Microsoft licensed our Operations Manager product technology and source code for core operations management of Windows 2000 and Microsoft server applications. Microsoft agreed to pay us $175.0 million in license fees and up to $6.0 million in engineering CO-development funds over a three-year period. Microsoft also agreed to spend $5.0 million per year and pay us an additional $5.0 million per year to market the joint solutions. In addition, we became the Premier Independent Software Vendor (ISV) for Microsoft operations management solutions - the only vendor with such a designation - and became a Microsoft Global Technology Partner.

            Proposed acquisition of WebTrends Corporation

            On January 16, 2001, we entered into an agreement to acquire WebTrends Corporation (WebTrends) for consideration preliminarily valued at $1.04  billion, consisting of common stock valued at $915.0 million, options to purchase WebTrends common stock valued at $112.8 million and estimated direct acquisition costs of approximately $13.0 million. The purchase consideration is based on the WebTrends common stock outstanding and the options outstanding to purchase shares of WebTrends common stock as of January 16, 2001, the date of the merger agreement. The actual consideration for the acquisition cannot yet be determined since the acquisition has not been completed and will be based on the actual number of shares of NetIQ common stock and options to be issued as of the date of the completion of the merger. Shareholders of WebTrends common stock will receive 0.48 shares of NetIQ common stock for each share of WebTrends common stock. WebTrends is a provider of Visitor Relationship Management and eBusiness Intelligence solutions for Internet and intranet servers and firewalls. The merger will be accounted for as a purchase.

            Acquisition of Software Realization, Inc.

            In July 2000 we acquired all outstanding shares of Software Realization, Inc. (Software Realization) for cash of $745,000 and assumed liabilities of approximately $528,000, plus approximately $150,000 of direct merger costs, for a total purchase price of approximately $1.4 million. Software Realization was a professional services company delivering training and consulting services to NetIQ partners and customers. The merger has been accounted for as a purchase.

  Comparison of Three and Six Months ended December 31, 2000 and 1999

            The following analysis addresses the historical results of, and known trends and uncertainties with respect to, the business of NetIQ as a separate company taken into account the operations of Mission Critical, Ganymede, Sirana and Software Realization from the dates of their acquisition. The analysis does not specifically contemplate the effect of the proposed merger with WebTrends Corporation.

            Revenue.  Our total revenue increased to $39.7 million and $70.2 million for the three and six months ended December 31, 2000 from $9.1 million and $16.7 million for the three and six months ended December 31, 1999, representing growth of 335% and 320% during the respective periods. During these same periods, our software license revenue increased to $30.5 million and $53.6 million from $7.4 million and $13.6  million, representing growth of 314% and 294%. The increase is due primarily to increases in the number of software licenses sold, reflecting increased acceptance of our products, added revenue from our licensing agreement with Microsoft Corporation, and expansion of our field and inside sales organizations and our third-party channel partners. Service revenue increased to $9.1 million and $16.6 million for the three and six months ended December 31, 2000 from $1.7 million and $3.1 million for the three and six months ended December 31, 1999, representing growth of 424% and 434% during the respective periods. The increase was due primarily to maintenance fees associated with new software licenses. Service revenue increased as a percentage of total revenue due to the compounding effect of our base of installed licenses and due to a significant majority of our customers renewing their maintenance service agreements.

            Cost of Revenue

            Cost of Software License Revenue.  Our cost of software license revenue includes the costs associated with software packaging, documentation, such as user manuals and CDs, and production, as well as non-employee commissions and royalties. Cost of software license revenue was $511,000 and $856,000 for the three and six months ended December 31, 2000 and $173,000 and $329,000 for the three and six months ended December 31, 1999, respectively, representing 2% of related software license revenue in all periods.

            Cost of Service Revenue.  Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic and on-site maintenance and consulting services. Costs associated with training activities consist principally of allocated labor and departmental expenses as well as training materials. Cost of service revenue was $2.0 million and $3.3 million and $397,000 and $816,000 for the three and six months ended December 31, 2000 and 1999, respectively, representing 22%, 23%, 20% and 26% of related service revenue. The increase in dollar amount of cost of service revenue is primarily attributable to the growth in our installed customer base. Cost of service revenue as a percentage of service revenue declined in the six months ended December 31, 2000, due primarily to economies of scale achieved as our revenue and installed base have grown.

            Operating Expenses

            Sales and Marketing — Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, as well as expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows and lead generation activities. Sales and marketing expenses increased to $17.9 million and $33.1  million for the three and six months ended December 31, 2000, from $4.9 million and $9.0 million for the three and six months ended December 31, 1999. This increase in dollar amount was due primarily to the hiring of additional field sales, inside sales and marketing personnel, which increased to 303 people from 81 people at December 31, 2000 and December 31, 1999, and expanding our sales infrastructure and third-party channel partners. Sales and marketing expenses represented 47% and 54% of total revenue for the six months ended December 31, 2000 and 1999, respectively. The decline in sales and marketing expenses as a percentage of total revenue was principally the result of economies of scale resulting from the increased number of sales transactions, including follow-on sales to existing customers, sales to Microsoft that did not require a similar level of sales effort, as well as the allocation of marketing expenses over a substantially larger revenue base. We expect to continue hiring additional sales and marketing personnel and to increase promotion, advertising and other marketing expenditures in the future. Accordingly, we expect sales and marketing expenses will increase in absolute dollars in future periods.

            Research and Development — Our research and development expenses consist primarily of salaries and other personnel-related costs, facilities costs, consulting fees, and depreciation. These expenses increased to $7.4 million and $14.1 million, or 19% and 20%, of total revenue, respectively, for the three and six months ended December 31, 2000, from $1.9 million and $3.6 million or 21% and 22% of total revenue, respectively, for the three and six months ended December 31, 1999. This increase in dollar amount resulted principally from increases in engineering and technical writing personnel, which increased from 53 people to 218 people at the end of each period, together with the establishment of a new facility in Bellevue, Washington, and the inclusion of the Mission Critical and Ganymede facilities in Houston, Texas and Raleigh, North Carolina. The decrease in percentage is due to the growth in revenues. To date, all research and development costs have been expensed as incurred in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 as our current software development process is essentially completed concurrent with the establishment of technological feasibility. We expect to continue to devote substantial resources to research and development and expect that these expenses will increase in absolute dollars in future periods.

            General and Administration — Our general and administrative expenses consist primarily of personnel costs for finance and administration, information systems, human resources, professional services expenses such as legal and accounting, and provision for doubtful accounts. General and administrative expenses increased to $2.7 million and $4.9  million for the three and six months ended December 31, 2000, from $754,000 and $1.5 million for the three and six months ended December 31, 1999. General and administrative expenses represented 7% of total revenue for each of the three and six months ended December 31, 2000, and 8% and 9% of total revenue for the three and six months ended December 31, 1999. The increase in dollar amount was due primarily to increased staffing necessary to manage and support our growth. General and administrative personnel increased from 18 people at December 31, 1999, to 67 people at December 31, 2000. The decrease in general and administrative expense as a percentage of total revenue was due primarily to the growth in total revenue. We believe that our general and administrative expenses will increase in absolute dollars as we expand our administrative staff, add new financial and accounting software systems and increase professional fees to manage our growth.

            Stock-Based Compensation.  During the six months ended December 31, 2000 and 1999, we amortized stock-based compensation expense of $340,000 and $352,000, respectively. At December 31, 2000, total deferred stock-based compensation was $937,000. We expect to amortize up to approximately $170,000 of deferred stock-based compensation each quarter through June 30, 2003.

            Amortization of Goodwill and Intangibles.  During the six months ended December 31, 2000 we amortized $238.2 million of the goodwill and intangibles recognized in the merger with Mission Critical and acquisitions of Sirana and Software Realization. Assuming continuation of current accounting rules and excluding the effect of the proposed acquisition of WebTrends Corporation, we expect to amortize up to approximately $118.8 million of goodwill and intangibles each quarter through June 30, 2003. However, if current Financial Accounting Standards Board proposals become effective, certain intangible assets including goodwill, will be maintained on the balance sheet rather than being amortized, although they may eventually be written down to the extent they are deemed to be impaired.

            Total Other Income.  Total other income principally represents interest income earned on our cash and cash equivalent balances and short-term investments. For the six months ended December 31, 2000 and 1999, total other income was $10.7 million and $1.3 million, respectively. The increase in total other income is the result primarily of increased cash and cash equivalents and short-term investment in fiscal 2000 from the proceeds of our public offerings and from cash obtained in the merger with Mission Critical.

            Income Taxes.  We recorded income tax expense of $7.2 million for the six months ended December 31, 2000 mainly due to the non-deductibility of the goodwill amortization, for income tax purposes. We recorded income tax expense of $501,000 for the six months ended December 31, 1999.

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

            At December 31, 2000, we had $97.8 million in cash and cash equivalents and $250.6 million in short-term investments.

            Our operating activities resulted in net cash inflows of $24.7 million and $7.1 million for the six months ended December 31, 2000 and 1999, respectively. Sources of cash from operations during 2000 were primarily net income, excluding amortization of stock-based compensation, goodwill and intangibles, tax benefit of disqualifying dispositions, decrease in prepaid expenses and increases in liabilities. Use of cash for operations in 2000 was an increase in accounts receivable and decrease in other liabilities. Sources of cash during 1999 were principally net income, decreases in assets and increases in liabilities.

            Our investing activities resulted in net cash outflows related to the acquisition of capital assets of $34.8 million, mainly for the purchase of our new headquarters building and related furniture and equipment, $729,000 for the acquisition of Software Realization, and $150.1 million for the purchase of short-term investments in the six months ended December 31, 2000. Maturities of short-term investments provided $45.7 million in cash inflows. Investing activities used cash of $126.6 million for acquisition of capital assets of $769,000 and net purchases of short-term investments of $125.6 million in the six months ended December 31, 1999.

            Financing activities provided cash of $25.4 million, and $114.5 million, in the six months ended December 31, 2000 and 1999, respectively from the proceeds of the exercise of stock options and sales of common stock in our public offerings, respectively. Financing activities also used cash of $2.1 million in the six months ended December 31, 1999, for repayment of our debts.

            As of December 31, 2000, we do not have any significant debt commitments outstanding other than under operating leases.

            We believe that our cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for the next 12 months. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products or technologies. We have no current plans, agreements or commitments, and are not currently engaged in any negotiations with respect to any such transaction other than the acquisition of WebTrends Corporation.

  Factors That May Affect Future Results

  General risks relating to the proposed merger with WebTrends Corporation

            Assuming our merger with WebTrends closes as expected, there are a number of risks related to the merger and the conduct of the combined company after the merger, as follows:

  Our failure to integrate WebTrends effectively could have a material adverse effect on our business, financial condition and operating results and could result in loss of key personnel.

            We will need to overcome significant challenges to realize any benefits or synergies from the merger, including the timely, efficient and successful accomplishment of a number of post-merger objectives, such as:

Integrating the management teams, strategies, culture and operations of the two companies;

Retaining and assimilating the key personnel of each company;

Integrating sales operations and allocating opportunities between direct sales, telemarketing, and eBusiness fulfillment teams;

Integrating the technology and products of the two companies, particularly in the network security area;

Offering the existing products of each company to the other company's customers;

Retaining existing customers and strategic partners of each company;

Managing multiple geographic locations;

Developing new products that utilize the assets and resources of both companies; and

Creating uniform standards, controls, procedures, policies and information systems.

         The accomplishment of these post-merger objectives will involve considerable risk, and we may not be successful in addressing these challenges. These risks include:

The potential disruption of each company's ongoing business and distraction of our management;

The difficulty of incorporating acquired technology and rights into our products and services;

Unanticipated expenses related to technology integration;

The impairment of relationships with employees and customers as a result of any integration of new management personnel; and

Potential unknown liabilities associated with the merger.

             These risks are particularly challenging because we have completed two other sizable acquisitions in the past twelve months. If we do not succeed in addressing these risks or any other problems encountered in connection with the merger, our operating results and financial condition would be adversely affected.

  The merger could adversely affect combined financial results.

            We believe that the merger will have a positive effect on earnings per share before taking into account the write-off of acquired in-process research and development costs, if any, and amortization of stock-based compensation, goodwill and intangible assets, but the dilution associated with the shares to be issued in the merger could reduce earnings per share if the potential benefits of the merger are not realized. The acquisition will be accounted for using the purchase method of accounting. The purchase price will be allocated to assets and liabilities of WebTrends and such assets and liabilities will be recorded at their fair values upon completion of the merger. A portion of the purchase price may be identified as in-process research and development. This amount, if any, will be charged to our operations in the quarter the merger is completed and the acquisition accounting and valuation amounts are finalized. Furthermore, a portion of the purchase price equal to the intrinsic value of the unvested options assumed in the merger will be allocated to deferred stock-based compensation and amortized over the remaining vesting period of these options. The remaining purchase price will be reflected as goodwill and other intangible assets. Currently, accounting principles generally accepted in the United States require that all intangible assets, including goodwill, be amortized over the useful lives of such assets. However, if current FASB proposals become effective, certain intangible assets, including goodwill, will be maintained on the balance sheet rather than being amortized, although they may eventually be written down to the extent that they are deemed to be impaired.

  The market price of our common stock may decline as a result of the merger.

            The market price of our common stock may decline as a result of the merger for a number of reasons including:

The integration of WebTrends by us may be unsuccessful;

We may not achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by financial or industry analysts; or

The effect of the merger on our financial results may not be consistent with the expectations of financial or industry analysts.

  Risks relating to NetIQ's business

  We face several risks in connection with our license, development and marketing agreement with Microsoft.

            In September 2000, we licensed a substantial portion of our Operations Manager technology to Microsoft for $175.0 million, payable over three years. Microsoft may use the technology broadly with respect to Windows 2000, but its use is limited with respect to Windows NT. We have also agreed to provide limited engineering resources for a fee and to develop and market products that operate with the products that Microsoft plans to offer based on our technology. We anticipate significant benefits from the agreement but it also poses significant risks, including:

Potential loss of revenue from existing operations management products until we establish revenue from products that operate with Microsoft's new products. The faster the rate of customer adoption of Windows 2000, the greater the potential loss of revenue from operations management products. While faster adoption of Windows 2000 may increase our opportunity for additional revenue from licenses of the company's migration tools, this additional revenue may not be sufficient to offset the loss of revenue from our operations management products;

Difficulties associated with coordinating some of our new product offerings with future releases of products from Microsoft;

The difficulty of creating new products that support and operate efficiently with Microsoft's new products, in particular Microsoft Operations Manager;

The difficulty of creating new products that operate with operating systems other than Windows NT or Windows 2000 (Windows NT/2000);

Customer acceptance of new product offerings;

Potential competition from Microsoft and other systems management providers for any new products that we may create; and

Potential reduction of revenue or linearity of revenue from month to month as customers evaluate the resulting product strategies of Microsoft, other systems management companies and ours.

            We may not realize the benefits we expect from the license agreement, which could have a material adverse effect on our business, financial condition and operating results. Furthermore, if Microsoft partners with one of our competitors for operations management products we may be disadvantaged in our efforts to develop new products compatible with Windows 2000 and future operating systems.

  We will continue to depend on our marketing, product development and sales relationship with Microsoft, and if this relationship suffers, our customers would likely purchase other vendors' systems management software products.

            We believe that our success in penetrating target markets for our systems management products depends in part on our ability to maintain strong strategic marketing, product development and sales relationships with Microsoft. Our relationship with Microsoft will be important to validate our technology, facilitate broad market acceptance of our products and enhance our sales, marketing and distribution capabilities.

            We currently rely heavily on our relationship with Microsoft and we attempt to coordinate our systems management product offerings with the future releases of Microsoft's operating systems. It is possible that Microsoft may not notify us of feature enhancements to its products prior to new releases of its operating systems in the future. In that case, we may not be able to introduce products on a timely basis that capitalize on new operating system releases and feature enhancements.

  We may not be able to sustain the revenue growth rates previously experienced by us and WebTrends individually.

            Although WebTrends' and our revenues have grown rapidly in recent years, we may not continue to experience this rate of revenue growth because of the difficulty of maintaining high percentage increases as the base of revenue increases. In addition, growing competition could also affect our revenue growth. If our revenue does not increase at or above the rate analysts expect, the trading price for our common stock may decline.

            Additionally, our efforts to expand our software product suites, sales and marketing activities, direct and indirect distribution channels and maintenance and support functions and to pursue strategic relationships or acquisitions may not succeed or may prove more expensive than we currently anticipate. As a result, we cannot predict our future operating results with any degree of certainty and our quarterly operating results may vary significantly from quarter to quarter.

  We have a history of losses and may experience losses in the future.

            Since our inception, we have incurred significant net losses, although in recent quarters we have achieved profitability, excluding amortization of stock-based compensation, goodwill and intangible assets. It is expected that we will continue to incur significant sales and marketing, product development and administrative expenses. Currently, accounting principles generally accepted in the United States require that all intangible assets, including goodwill, be amortized over the useful lives of such assets. However, if current FASB proposals become effective, certain intangible assets, including goodwill, will be maintained on the balance sheet rather than being amortized, although they may eventually be written down to the extent they are deemed to be impaired. To the extent that we are required to amortize goodwill and other intangible assets created in the merger and continue to amortize goodwill and other intangible assets created in prior acquisitions, we are unlikely to generate net income until the goodwill and other intangible assets are fully amortized.

  The market price of our common stock, like that of other technology stocks, has been and may continue to be volatile.

            The market price of our common stock has been highly volatile and we expect that our stock price will continue to fluctuate. The value of an investment in NetIQ could decline due to the impact of any of the following factors upon the market price of our common stock: growth rate expectations for the Internet sector generally; variations in our actual and anticipated operating results; changes in our earnings estimates by analysts; and our failure to meet analysts' performance expectations.

            The stock markets have in general, and with respect to technology companies in particular, recently experienced stock price and volume volatility. The stock markets may continue to experience volatility that may adversely affect the market price of our common stock. Stock prices for many companies in the technology and emerging growth sector have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. Fluctuations such as these may affect the market price of our common stock.

  Unanticipated fluctuations in our quarterly operating results due to such factors as change in the demand for our products could affect our stock price.

            We believe that quarter-to-quarter financial comparisons are not necessarily meaningful indicators of our future operating results and should not be relied on as an indication of future performance. If our quarterly operating results fail to meet the expectations of analysts, the trading price of our common stock could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending on a number of factors described below and elsewhere in this report, including many that are beyond our control. These factors include:

Changes in demand for our products or for eBusiness infrastructure management and intelligence solutions generally;

Focusing on sales of product suites, as opposed to stand-alone products, and on larger purchases by larger customers which may lengthen our sales cycle;

Varying amounts of revenue associated with particular licenses due to the number of products licensed and the number of devices involved in the installation;

Increased competition in general and any changes in our pricing policies, relative to the historical policies of WebTrends and ours individually, that may result from increased competitive pressures;

Varying budget cycles of our customers and potential customers;

Varying size, timing and contractual terms of enterprise-wide orders for our products;

Our ability to develop and introduce new or enhanced versions of our products on a timely basis;

Potential downturns in our business in the domestic or international economies;

Changes in the mix of revenue attributable to domestic and international sales;

Software defects and other product quality problems;

Changes in the mix of revenue attributable to higher-margin software license revenue as opposed to substantially lower-margin service revenue;

The rate of expansion of our sales and support organizations; and

Potential weakening of our relationship with Microsoft.

             We cannot be certain that our business strategy will be successful or that we will successfully manage these risks. If we fail to address adequately any of these risks or difficulties, our quarterly results could suffer and our stock price could fall.

  We may acquire technologies or companies in the future, which could cause disruption of our business or other risks.

            We regularly consider acquiring technologies or companies or investments in complementary companies, products or technologies. Such acquisitions entail many risks, any of which could materially harm our business. These risks include:

Difficulty in assimilating the acquired company's personnel and operations;

Diversion of management's attention;

Loss of our or the acquired business's key personnel;

Dilution to our stockholders as a result of issuing equity securities;

Assumption of liabilities of the acquired company; and

Increased expenses as a result of the transaction.

  New competitors could emerge and this could impair our ability to grow our business and sell our products.

            We believe the principal factors that will draw end-users to eBusiness infrastructure management and intelligence solutions products include: breadth of product offering and depth of product functionality; scalability; product quality and performance, conformance to industry standards, competitive price and customer support. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance our products and sales channels.

            We may face competition in the future from established companies who have not previously entered the market for eBusiness infrastructure management and intelligence solutions as well as from emerging companies. Many of our anticipated competitors have greater financial, technical, marketing, professional services and other resources than ours. Established companies may not only develop their own eBusiness infrastructure management and intelligence solutions but they may also acquire or establish cooperative relationships with our competitors. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. If those future competitors are successful, we are likely to lose market share and our revenue would likely decline.

            Competition could also create bundling or compatibility issues and adversely affect our ability to sell our products. Potential competitors may bundle their products or incorporate eBusiness infrastructure management and intelligence solutions into existing products, including for promotional purposes. In addition, our ability to sell our products will depend, in part, on the compatibility of our products with other third party products, such as operating systems and messaging, Internet and database applications. Some of these third party software developers may change their products so that they will no longer be compatible with our products. If our competitors bundle their products in this manner or third party software developers make their products incompatible with our products, this could materially and adversely affect our ability to sell our products, which could lead to price reductions for our products and reduction of our profit margins.

  If the markets for eBusiness infrastructure management and intelligence solutions do not continue to develop as we anticipate, our ability to grow our business and sell our products will be adversely affected.

            Historically the majority of our products have been designed to support Windows NT/2000-based systems and applications and it is anticipated that many of our products will be dependent on the Windows market for the foreseeable future. If the market for Windows 2000 does not develop or develops more slowly than we currently anticipate, this would materially and adversely affect our ability to grow our business, sell our products, and maintain profitability. In addition, users of previous versions of Windows NT may decide to migrate to an operating system other than Windows 2000 due to improved functionality of some other vendor's operating system. Windows 2000 and related products from Microsoft may address more of the needs of its customers for systems administration and operations management, in which case our customers would not need to purchase our products to perform those functions. Although the market for Windows NT/2000-based systems has grown rapidly in recent periods, this growth may not continue at the same rate, or at all. If there is broader acceptance of other existing or new operating systems that provide enhanced capabilities or offer similar functionality to Windows NT/2000 at a lower cost, our business would likely suffer.

            The market for eBusiness infrastructure management and intelligence solutions software may not develop or may grow more slowly than we anticipate, and this could materially and adversely affect our ability to grow our business, sell our products, and maintain profitability on an operating basis. The rate of acceptance of our products is dependent on the increasing complexity of businesses' operating environments as businesses deploy additional servers and applications. Many companies have been addressing their eBusiness infrastructure management and intelligence needs internally and only recently have become aware of the benefits of third-party solutions as their needs have become more complex. Our future financial performance will depend in large part on the continued growth in the number of businesses adopting third-party applications management software products and their deployment of these products on an enterprise-wide basis.

  The lengthy sales cycle for our products makes our revenues susceptible to fluctuations.

            The delay or failure to complete sales, particularly large, enterprise-wide sales, in a quarter or fiscal year would reduce our quarterly and annual revenue. We have traditionally focused on sales of our products to workgroups and divisions of a customer, resulting in a sales cycle ranging between 90 and 180 days. The sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

Customers' budgetary constraints and internal acceptance procedures;

Concerns about the introduction or announcement of our competitors' new products, including product announcements by Microsoft relating to Windows NT/2000;

After the merger, requirements for installation of some WebTrends products by customer support teams or third parties; and

Customer requests for product enhancements.

            We expect to offer a broader range of products after the merger that may require increased selling effort for the customer's entire enterprise than has historically been required of either WebTrends or us. The sales cycle for these enterprise-wide sales typically can be significantly longer than the sales cycle for smaller-sized departmental sales. Enterprise-wide sales of the combined company's products require an extensive sales effort throughout a customer's organization because decisions to license and deploy this type of software generally involve the evaluation of the software by many people in various functional and geographic areas, each of whom may have specific and conflicting requirements. This evaluation process often requires significant efforts to educate information technology decision-makers about the benefits of our products. In addition, enterprise-wide deployments could also erode per-user license fees even though average sales prices might increase.

  Our success depends on continued use and expansion of the Internet and Internet-based systems.

            Many of our eBusiness infrastructure management and intelligence solutions are targeted for Internet-based systems. The rapid growth of the Internet is a recent phenomenon. The growth of our revenue is dependent on the continued use of the Internet for communication and commerce. Additionally, the Internet infrastructure must continue to evolve to handle increased levels of Internet activity, security, reliability, cost, ease of use, accessibility and quality of service. Potential federal, state and foreign regulation in the areas of privacy and content, as well as potential taxation of Internet use, could hamper Internet growth. Similarly, Internet users may become more concerned about Internet privacy and security. To the extent that government regulation or user concern hampers the growth of the Internet, our business could be negatively affected.

  WebTrends and we have each experienced significant growth in our respective businesses in recent periods and our ability to manage this growth and any future growth will affect our ability to maintain operating profitability.

            Our ability to maintain operating profitability will depend in part on our ability to implement and expand operational, customer support and financial control systems and to train and manage our employees. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to manage growth could divert management attention from executing our business plan and hurt our ability to successfully expand our business. WebTrends' and our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. In particular, growth due to acquisitions places significant strain on our management and infrastructure. In addition to our proposed acquisition of WebTrends, we have also completed two other sizable acquisitions within the last twelve months. To be successful, we will need to expand and integrate our infrastructure programs, including implementing additional management information systems, improving operating, financial and administrative systems and controls, retaining and training new employees and maintaining close coordination among our executive, engineering, accounting, finance, marketing, sales, operations and customer support organizations. In addition, future growth will result in increased responsibilities for management personnel. Managing this growth will require substantial resources that we may not have.

  We will need to recruit and retain additional qualified personnel to successfully manage our business.

            Our future success will depend in large part on our ability to attract and retain experienced sales, research and development, marketing, technical support and management personnel. New employees will likely require substantial training in the use of the combined company's products, which in turn will require significant resources and management attention. If we do not attract and retain such personnel, this could materially and adversely affect our ability to grow our business.

            Moreover, the complexity of distributed computing systems requires highly trained customer service and technical support personnel to assist customers with deployment of our products. The labor market for these personnel is very competitive due to the limited number of people available with the necessary technical skills. WebTrends and we have each experienced difficulty in recruiting qualified personnel, particularly technical and sales personnel. There is a risk that even if we invest significant resources in attempting to attract, train and retain these qualified personnel, we will not be successful in our efforts.

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

  Our executive officers and other key personnel are critical to our business and they may not remain with us in the future, which could hurt our ability to grow our business.

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

            Because our software products are complex, they may contain errors, or "bugs," that could be detected at any point in a product's life cycle. These errors could materially and adversely affect our reputation, result in significant costs to us and impair our ability to sell our products in the future. The costs we may incur in correcting any product errors may be substantial and could decrease our profit margins. While we expect to continually test our products for errors and work with customers through our customer support services organization to identify and correct bugs, errors in our products may be found in the future. Testing for errors is complicated in part because it is difficult to simulate the highly complex computing environments in which our customers use these products as well as because of the increased functionality of our product offerings. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, increased service and warranty costs or exposure to product liability litigation. Moreover, because our products will support operating systems and applications, any software errors or bugs in the operating server software or the systems and applications that our products operate with may result in errors in the performance of our software.

  Our ability to secure, protect and expand our network and data centers is increasingly important to our current and future business.

            We rely on our network and data center infrastructure for internal communications, communications with customers and partners, direct sales of our software products, sales lead generation and direct provision of fee-based services. We must protect our network infrastructure and equipment against damage from human error, physical or electronic security breaches, power loss and other facility failures, fire, earthquake, flood, telecommunications failure, sabotage, vandalism and similar events. Despite precautions, a natural disaster or other unanticipated problems could result in interruptions in our service or significant damage. In addition, failure of any of our telecommunications providers to provide consistent data communications capacity could result in interruptions in our services and thus in our ability to provide service to our customers. Additionally, we must continue to expand and adapt our network to satisfy our internal and customer requirements. We are dependent on certain telecommunications providers for our backbone capacity and it may be difficult to quickly increase this capacity in light of the lead times in the industry.

  If we fail to protect our intellectual property rights, competitors may be able to use our technology or trademarks and this could weaken our competitive position, reduce our revenue and increase costs.

            Our success is heavily dependent on proprietary technology. We expect to rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights and prevent competitors from using our technology in their products. These laws and procedures provide only limited protection. We have a number of patents but they may not provide sufficiently broad protection or they may not be enforceable in actions against alleged infringers. Our ability to sell our products and prevent competitors from misappropriating our proprietary technologies, trademarks and trade names is dependent on protecting intellectual property. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to proprietary information underlying our licensed applications. Additionally, our competitors may independently develop similar or superior technology or design around the patents we own. Policing unauthorized use of software is difficult and some foreign laws do not protect proprietary rights to the same extent as United States laws. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation would be costly and distracting to management, and there is no assurance such litigation would be successful.

  Third parties could assert that our products infringe their intellectual property rights. Such claims could injure our reputation and adversely affect our ability to sell our products.

            Third parties may claim that our current or future products infringe their proprietary rights, and these claims, whether they have merit or not, could harm our business by increasing our costs or reducing our revenue. We previously litigated a claim with Compuware alleging that we had infringed a third party's intellectual property rights. In 1999, WebTrends was involved in an intellectual property dispute with WebSideStory, Inc. Although these claims have been settled, any future claims could affect our relationships with existing customers and may prevent future customers from licensing our products. The intensely competitive nature of our industry and the importance of technology to our competitors' businesses may contribute to the likelihood of being subject to third party claims of this nature. Any such claims, with or without merit, could be time consuming, result in potentially significant litigation costs, including costs related to any damages we may owe resulting from such litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. Such claims could also force us either to stop selling, incorporating or using products or services that incorporate the challenged intellectual property or to redesign those products or services that incorporate such technology. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry grows and the functionality of products in different industry segments overlaps.

  ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, short-term investments, trade accounts receivable, and accounts payable. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

            Principally our business is transacted in United States dollars. In the six months ended December 31, 2000, 8% of our invoices were in currencies other than the United States dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in Australia, Denmark, France, Germany, Japan, New Zealand, Singapore and the United Kingdom. We believe that a natural hedge exists in local currencies, as local currency denominated revenues will substantially offset the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of December 31, 2000, we had no hedging contracts outstanding.

            At December 31, 2000 we had $97.8 million in cash and cash equivalents, and $250.6 million in short-term investments. Based on our cash, cash equivalents and short-term investments at December 31, 2000, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $2.4 million.

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

            Cash of approximately $1.8 million was paid to Compuware Corporation in partial repayment of our indebtedness to Compuware in connection with $5.0 million loan from Compuware for the settlement of a lawsuit filed by Compuware against the Company. The remaining portion of the our indebtedness to Compuware, in the amount of approximately $3.3 million, was cancelled in exchange for the issuance of 280,025 shares of the Company's common stock to Compuware upon the exercise of a warrant issued to Compuware in March 1999.

            Approximately $349,000 of the proceeds were paid to a bank in full repayment of the Company's long-term debt for equipment purchases.

            Approximately $400,000 of the proceeds were used in March 2000 in the acquisition of Sirana Software, Inc.

            Approximately $750,000 of the proceeds were used in July 2000 in the acquisition of Software Realization, Inc.

            Approximately $29.0 million of the proceeds were used in August 2000 for the purchase of an office building for our corporate offices in San Jose, California, and approximately $3.4 million has been used in improvements to the building as of December 31, 2000.

            Approximately $4.7 million of the proceeds were used for other capital expenditures as of December 31, 2000.

            In August 1999, Mission Critical completed the sale of 2,750,000 shares of our common stock at a per share price of $16.00 in a firm commitment underwritten public offering pursuant to a registration statement (Commission File Number 333-79501) effective on August 4, 1999. Hambrecht & Quist LLC, BancBoston Robertson Stephens, SoundView Technology Group and Charles Schwab & Co., Inc. underwrote the offering. In August 1999, the underwriters exercised an over-allotment option granted by Mission Critical to the underwriters for the purchase of up to 562,500 additional shares of Mission Critical common stock in full. The aggregate number of shares registered and sold was 3,312,500 and the aggregate gross proceeds were $53.0 million. Of such aggregate proceeds, a total of approximately $5.5 million were paid in underwriting discounts and other offering expenses, including legal, accounting, printing, filing and other fees. Mission Critical's net proceeds after deduction of such commissions and expenses were approximately $47.5 million. There were no direct or indirect payments to officers or directors of Mission Critical or any other person or entity.

            Prior to the merger of NetIQ and Mission Critical, Mission Critical had used approximately $3.2 million of the net proceeds of the offering.

            Currently we are investing the remaining net offering proceeds for future use as additional working capital. Such remaining net proceeds may be used for potential strategic investments or acquisitions that complement our products, services, technologies or distribution channels.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

             Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            We had an Annual Meeting of Stockholders on November 16, 2000. The following matters were submitted to a vote of the stockholders:

      Election of Two Class II directors to serve a three-year term expiring at the 2002 Annual Meeting of Stockholders:

	VOTES

	For	Against	Withheld	Abstentions

Michael J. Maples	32,840,728	—	334,011	—

Ying-Hon Wong	32,588,752	—	585,987	—

      Each of the following directors' terms of office as a director continued after the Annual Meeting:

            Michael J. Maples
            Ying-Hon Wong

      The terms of the following directors continued after the meeting:

            Ching-Fa Hwang
            Thomas P. Bernhardt
            Alan Kaufman
            Scott D. Sandell

2.	Ratification of the appointment of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending June 30, 2001:

VOTES

For	Against	Withheld	Abstentions

33,111,149	59,673	—	3,917

ITEM 5.	OTHER INFORMATION

            Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

  (a)

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation of NetIQ Corporation

3.2*	Restated Bylaws of NetIQ Corporation

*	Incorporated by reference to the exhibit bearing the same number filed with the Company's Registration Statement on Form S-4 (Registration No. 333-54746).

	(b)	Reports on Form 8-K: On January 17, 2001, we filed a current report on Form 8-K related to the merger with WebTrends Corporation.

  SIGNATURES

  Pursuant to the requirements of the Securities Act, NetIQ Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 12th day of February, 2001.

NETIQ CORPORATION

By:	/s/ Ching-Fa Hwang
Ching-Fa Hwang, President and Chief Executive Officer

By:	/s/ James A. Barth
James A. Barth, Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)