Form 10-Q/A
period 2000-12-31
NETIQ CORP
filed 2001-03-22
CIK 1084827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

As of February 28, 2001, the Registrant had outstanding 39,832,388 shares of Common Stock.

NetIQ Corporation

INDEX TO QUARTERLY REPORT ON FORM 10-Q/A
FOR QUARTER ENDED DECEMBER 31, 2000

This amended Quarterly Report on Form 10-Q/A for the three months ended December 31, 2000 is being filed for purposes of correcting typographical errors in the shares used to compute basic and diluted net income (loss) per share for the three months ended December 31, 1999 as reported in Item 1 of the initial filing of this report. These figures were correctly reported when filed initially with the Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1999.

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

(1)      Derived from audited consolidated financial statement.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999

Software license revenue	$30,527	$7,379	$53,593	$13,600
Service revenue	9,126	1,743	16,589	3,108

Total revenue	39,653	9,122	70,182	16,708

Cost of software license revenue	511	173	856	329
Cost of service revenue	1,972	397	3,318	816

Total cost of revenue	2,483	570	4,174	1,145

Gross profit	37,170	8,552	66,008	15,563

Operating expenses:
Sales and marketing	17,902	4,851	33,058	8,975
Research and development	7,441	1,879	14,050	3,588
General and administrative	2,675	754	4,887	1,507
Stock-based compensation	170	174	340	352
Amortization of goodwill and intangibles	118,819	—	238,213	—

Total operating expenses	147,007	7,658	290,548	14,422

Income (loss) from operations	(109,837)	894	(224,540)	1,141

Other income (expenses):
Interest income	5,127	901	10,931	1,283
Other income (expenses), net	(266)	17	(251)	(18)

Total other income	4,861	918	10,680	1,265

Income (loss) before income taxes	(104,976)	1,812	(213,860)	2,406

Income taxes	4,340	379	7,240	501

Net income (loss)	(109,316)	1,433	(221,100)	1,905

Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	120	26	—	1
Unrealized gain on short-term investments	577	29	707	29

Comprehensive income (loss)	$(108,619)	$1,488	$(220,393)	$1,935

Basic net income (loss) per share	$(2.83)	$0.09	$(5.83)	$0.14

Shares used to compute basic net income (loss) per share	38,596	15,709	37,942	13,832

Diluted net income (loss) per share	$(2.83)	$0.08	$(5.83)	$0.11

Shares used to compute diluted net income (loss) per share	38,596	17,556	37,942	16,868

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

          On September 25, 2000, the Company entered into a licensing agreement with Microsoft Corporation whereby Microsoft licensed the Company's Operations Manager product technology and source code for core operations management of Windows 2000 and Microsoft server applications. Microsoft agreed to pay us $175.0 million in license fees and up to $6.0 million in engineering co-development funds over a three-year period. Microsoft also agreed to spend $5.0 million per year and pay the Company an additional $5.0 million per year to market the joint solutions.

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

SIGNATURES

Pursuant to the requirements of the Securities Act, NetIQ Corporation has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 22nd day of March, 2001.

NETIQ CORPORATION

By:	/s/ Ching-Fa Hwang
Ching-Fa Hwang, President and Chief Executive Officer

By:	/s/ James A. Barth
James A. Barth, Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)