Form 10-Q
period 2001-03-31
NETIQ CORP
filed 2001-05-14
CIK 1084827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarter ended March 31, 2001

OR

☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission File Number 000-26757

__________________

NETIQ CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0405505 (I.R.S. Employer Identification No.)

3553 North First Street, San Jose CA (Address of principal executive offices)	95134 (Zip Code)

(408) 856-3000 (Registrant's telephone number, including area code)

__________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

As of April 30, 2001, the Registrant had outstanding 52,839,084 shares of Common Stock.

NetIQ Corporation

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2001

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NetIQ CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2001	June 30, 2000(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,194	$187,610
Short-term investments	351,298	145,916
Accounts receivable, net of allowance for uncollectible accounts and sales returns	28,377	10,744
Prepaid expenses and other	2,411	3,478

Total current assets	491,280	347,748

Property and equipment, net	53,893	7,181
Goodwill and other intangibles, net	1,966,628	1,365,891
Other assets	899	941

Total assets	$2,512,700	$1,721,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,306	$2,044
Accrued compensation and related benefits	17,463	5,023
Other liabilities	24,972	11,285
Deferred revenue	30,798	17,687

Total current liabilities	81,539	36,039

Stockholders’ equity:
Common stock-$0.001; 250,000,000 shares authorized, 52,832,585 issued and outstanding at March 31, 2001; 100,000,000 shares authorized, 37,533,359 issued and outstanding at June 30, 2000	2,845,844	1,760,396
Deferred stock-based compensation	(5,605)	(1,286)
Accumulated deficit	(410,348)	(73,271)
Accumulated other comprehensive income (loss)	1,270	(117)

Total stockholders’ equity	2,431,161	1,685,722

Total liabilities and stockholders’ equity	$2,512,700	$1,721,761

(1)	Derived from audited consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Software license revenue	$ 28,348	$ 8,377	$ 81,941	$21,977
Service revenue	9,783	2,523	26,372	5,631

Total revenue	38,131	10,900	108,313	27,608

Cost of software license revenue	432	237	1,288	566
Cost of service revenue	2,343	514	5,661	1,329

Total cost of revenue	2,775	751	6,949	1,895

Gross profit	35,356	10,149	101,364	25,713

Operating expenses:
Sales and marketing	18,965	5,382	52,023	14,357
Research and development	8,991	2,166	23,041	5,754
General and administrative	2,905	865	7,792	2,371
Stock-based compensation	195	172	535	525
Write-off of acquired in-process research and development costs	2,663	706	2,663	706
Amortization of goodwill and intangibles	120,435	18	358,647	18

Total operating expenses	154,154	9,309	444,701	23,731

Income (loss) from operations	(118,798)	840	(343,337)	1,982

Other income (expenses):
Interest income	5,344	2,205	16,276	3,488
Other income (expenses), net	106	(127)	(146)	(145)

Total other income	5,450	2,078	16,130	3,343

Income (loss) before income taxes	(113,348)	2,918	(327,207)	5,325

Income taxes	2,630	764	9,870	1,265

Net income (loss)	(115,978)	2,154	(337,077)	4,060

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(21)	81	(22)	82
Unrealized gain (loss) on short-term investments	701	(109)	1,409	(80)

Comprehensive income (loss)	$ (115,298)	$ 2,126	$ (335,690)	$ 4,062

Basic net income (loss) per share	$ (2.95)	$ 0.12	$ (8.77)	$ 0.27

Shares used to compute basic net income (loss) per share	39,360	17,544	38,449	14,974

Diluted net income (loss) per share	$ (2.95)	$ 0.11	$ (8.77)	$ 0.23

Shares used to compute diluted net income (loss) per share	39,360	19,259	38,449	17,584
NetIQ CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(337,077)	$4,060
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of acquired in-process research and development costs	2,663	706
Depreciation and amortization	362,024	613
Tax benefit of disqualifying dispositions	9,620	—
Stock-based compensation	535	525
Loss on sale of property and equipment	29	1
Stock issued in lieu of compensation	—	80
Changes in:
Accounts receivable	(5,765)	83
Prepaid expenses and other	2,215	(3)
Accounts payable	1,189	373
Accrued compensation and related benefits	10,052	1,835
Other liabilities	(1,841)	1,607
Deferred revenue	3,694	3,584

Net cash provided by operating activities	47,338	13,464

Cash flows from investing activities:
Purchases of property and equipment	(38,932)	(1,233)
Cash received from sales of property and equipment	31	—
Cash received (used) in acquisitions, net of cash paid/received	5,586	(393)
Purchases of short-term investments	(158,139)	(307,267)
Proceeds from maturities of short-term investments	39,583	159,550
Other	25	(2,581)

Net cash used in investing activities	(151,846)	(151,924)

Cash flows from financing activities:
Repayments on short-term borrowings	—	(1,724)
Repayments on long-term borrowings	—	(349)
Proceeds from sale of common stock, net of expenses	27,159	136,353

Net cash provided by financing activities	27,159	134,280

Effect of exchange rate changes on cash	(1,067)	69

Net decrease in cash and cash equivalents	(78,416)	(4,111)
Cash and cash equivalents, beginning of period	187,610	9,634

Cash and cash equivalents, end of period	$109,194	$5,523

Noncash investing and financing activities:
Conversion of preferred stock to common stock	$—	$10,955
Benefit from disqualifying dispositions of stock	$—	$693

Supplemental disclosure of cash flow information-cash paid for:
Interest	$36	$125
Income taxes	$256	$191

NetIQ CORPORATION

Notes To Condensed Consolidated Financial Statements
Nine months ended March 31, 2001 and 2000
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

2.            Business Combinations

        Acquisition of WebTrends Corporation:

        On March 30, 2001 the Company acquired all outstanding shares of WebTrends Corporation (WebTrends) for approximately 12.8 million shares of common stock valued at approximately $925.6 million, assumed approximately 2.7 million employee stock options valued at approximately $132.8 million, of which approximately $4.9 million was recorded as an increase in deferred stock-based compensation and will be amortized over the remaining vesting period of the options, and incurred approximately $12.1 million of direct merger costs, for a total purchase price of approximately $1.07 billion. WebTrends provided web analytics and eBusiness intelligence software.

        The acquisition was accounted for as a purchase. No revenue or operating expenses of WebTrends are included in the Company's financial results for any period reported, but will be included in the Company's financial results commencing April 1, 2001. However, the Company's balance sheet as of March 31, 2001 does include the effects of the WebTrends acquisition. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and current assumptions as to future operations. Based on the preliminary purchase price allocation intangible assets of approximately $976.6 million, including goodwill of approximately $890.7 million, were acquired, and of which approximately $2.7 million is reflected as a one-time charge to operations for the write-off of acquired in-process research and development costs that had not reached technological feasibility and, in management's opinion, had no probable alternative future use, and is reflected in the Company's condensed consolidated statement of operations for the nine months ended March 31, 2001, within operating expenses. The intangible assets, including goodwill, will be amortized over a three-year period.

        As a result of the acquisition of WebTrends, the Company expects to incur certain severance related costs for termination of certain WebTrends employees in the finance and administrative functions. Approximately $242,000 is included as a liability in the purchase price calculation as of the acquisition date. The Company is in the process of refining plans, originally developed at the date of acquisition, for additional staff reductions at various WebTrends facilities. These costs once determined, will be accrued as part of the purchase price allocation and will result in an increase in goodwill. In addition, the Company is completing the review and determination of the fair values of the assets and liabilities assumed. Accordingly, the allocation of the purchase price is subject to revision. The final severance related costs as well as the final determination of the fair values of the assets and liabilities assumed is expected to be completed by June 30, 2001.

        Net assets that were acquired as a result of the acquisition were as follows (in thousands):

Current assets	$104,707
Property and equipment, net	11,168
Intangible assets, including in-process research and development costs	976,551
Liabilities assumed	(21,899)

Net assets acquired	$1,070,527

        Acquisition of Software Realization, Inc.:

        On July 17, 2000 the Company acquired all outstanding shares of Software Realization, Inc. (Software Realization) for cash of $745,000, assumed liabilities of approximately $528,000, and approximately $150,000 of direct merger costs, for a total purchase price of approximately $1.4 million. Software Realization was a professional services company delivering training and consulting services to NetIQ partners and customers. The acquisition has been accounted for using purchase accounting.

        Fiscal 2000 acquisitions:

        On May 15, 2000 the Company acquired all outstanding shares of Mission Critical Software, Inc. (Mission Critical) for approximately 18.8 million shares of common stock valued at approximately $1.3 billion, assumed approximately 4.9 million options valued at approximately $285.0 million and incurred approximately $10.0 million of direct merger costs, for a total purchase price of approximately $1.6 billion. Mission Critical provided systems administration and operations management software products for corporate and Internet-based Windows NT and Windows 2000 networks. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Mission Critical from the date of acquisition have been included in the Company's consolidated financial statements.

        On March 10, 2000 Mission Critical acquired all outstanding shares of Ganymede Software, Inc. (Ganymede) for 2,750,000 shares of common stock of Mission Critical valued at $171.2 million and incurred approximately $4.2 million of direct merger costs, for a total purchase price of approximately $175.4 million. Ganymede was a developer of network and application performance management solutions.

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

        The following unaudited pro forma information shows the results of operations for the nine months ended March 31, 2001 and 2000, as if the WebTrends, Software Realization, Mission Critical, Ganymede, and Sirana acquisition had occurred at the beginning of the earliest period presented and at the purchase price established at the time of the various acquisitions (in thousands, except per share amounts):

	Nine Months Ended March 31,

	2001	2000

Total revenue	$163,059	$92,228

Net loss	$(567,352)	$(586,828)

Basic and diluted net loss per share	$(12.17)	$(12.58)

        The pro forma results for the nine months ended March 31, 2001 and 2000 exclude $2,663,000 and $706,000, respectively, in charges for purchased in-process technology, as such charges are non-recurring, but includes amortization of goodwill and other intangible assets.

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

        In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25. FIN 44 clarifies certain elements of APB Opinion No. 25. Among other issues, this interpretation clarifies: the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non-compensatory, the accounting consequences of various modifications to the terms of a previously fixed stock option award, and the accounting for an exchange of stock compensation in a business combination. The Company adopted FIN 44 effective July 1, 2000. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

4.            Property and Equipment

        In August 2000 the Company purchased a building for its corporate offices in San Jose, California for approximately $28.2 million. Additionally, approximately $4.3 million has been spent on improvements during the nine months ended March 31, 2001.

5.            Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing net income (loss) by the number of weighted average common shares outstanding. Diluted net income (loss) per share reflects potential dilution from outstanding stock options and warrants using the treasury stock method and the conversion of preferred stock and warrants to common stock.

        The following is a reconciliation of weighted average shares used in computing net income (loss) per share for the three and nine months ended March 31, 2001 and 2000 (in thousands):

	Three months ended March 31,		Nine months ended March 31,

	2001	2000	2001	2000

Weighted average common shares outstanding	39,938	17,562	39,047	14,996
Weighted average common shares outstanding subject to repurchase	(578)	(18)	(598)	(22)

Shares used in computing basic net income (loss) per share	39,360	17,544	38,449	14,974

Weighted average common shares outstanding	39,360	17,544	38,449	14,974
Dilutive effect of options outstanding	—	1,697	—	1,780
Weighted average preferred shares outstanding	—	—	—	780
Dilutive effect of average warrants outstanding	—	—	—	28

Shares used in computing diluted net income (loss) per share	39,360	19,259	38,449	17,584

        The Company had a net loss for the three and nine months ended March 31, 2001; therefore shares used in computing diluted net loss per share are equal to shares used for computing basic net loss per share.

6.            Major Customer

        Microsoft Corporation accounted for 30% and 18% of total revenues during the three and nine months ended March 31, 2001. No single customer accounted for more than 10% of revenues for the three and nine months ended March 31, 2000.

        On September 25, 2000, the Company entered into a licensing agreement with Microsoft Corporation whereby Microsoft licensed the Company's Operations Manager product technology and source code for core operations management of Windows 2000 and Microsoft server applications. Microsoft agreed to pay the Company $175.0 million in license fees and up to $6.0 million in engineering co-development funds over a three-year period. Microsoft also agreed to spend $5.0 million per year and pay the Company an additional $5.0 million per year to market the joint solutions.

7.            Subsequent Event

        On May 8, 2001 the Company commenced a stock option exchange program (Exchange Program) for its employees. In the Exchange Program, employees who hold options under the NetIQ Corporation's Amended and Restated 1995 Stock Option Plan, the Mission Critical Software, Inc. 1997 Stock Plan (as amended May 21, 1999), the WebTrends Corporation 1997 Stock Incentive Compensation Plan and the WebTrends Corporation Amended and Restated 1998 Stock Incentive Compensation Plan, with an exercise price of $50.00 or more per share of NetIQ stock may tender these options and certain other options granted within the last six months before the end of the tender offer. The Company will in exchange issue new options for the same number of shares to the tendering employees after a period of at least six months and one business day as of the cancellation date of the old options provided that the tendering option holder's employment has not terminated prior to such time.

        The new options exercise price will be the fair market value of the Company stock at the time of the new grant. The vesting schedule of the new grants will be the same as that of the tendered options. The term of the new options will be seven years from the original grant date of the tendered options.

        The new options will be granted under the terms of the respective option plan that they were granted under originally and have substantially the same terms as the tendered options (other than as described above).

        The Company currently has granted options for 2,736,229 shares of Company stock with an exercise price of $50.00 or more per share to its employees under the participating plans. The Exchange Program commenced on May 8, 2001 and is expected to end on June 7, 2001. The grant of the new options will probably take place in December 2001. We do not expect the exchange program to have a material impact on our financial position or results of operations.

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

Overview

        We are a leading provider of e-business infrastructure management and intelligence solutions for all the components of an organizations' e-business infrastructure — from back-end servers, networks and directories to front-end Web servers and applications. Our Administration, Security, Operations Management and Network Testing product lines are designed to reduce the cost of operations and increase the security, performance and availability of Windows-centric eBusiness applications, directories, servers and networks. Our Web Analytics and Visitor Relationship Management product lines provide insights into Web visitors' behavior and preferences that translate into enhanced business performance, including higher returns on infrastructure and eMarketing investments, and improved visitor-to-customer conversion rates.

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

        Acquisition of WebTrends Corporation

        On March 30, 2001 the Company acquired all outstanding shares of WebTrends Corporation (WebTrends) for approximately 12.8 million shares of common stock valued at approximately $925.6 million, assumed approximately 2.7 million employee stock options valued at approximately $132.8 million, of which approximately $4.9 million was recorded as an increase in deferred stock-based compensation and will be amortized over the remaining vesting period of the options, and incurred approximately $12.1 million of direct merger costs, for a total purchase price of approximately $1.07 billion. WebTrends provided web analytics and eBusiness intelligence software.

        The acquisition was accounted for as a purchase. No revenue or operating expenses of WebTrends are included in the Company's financial results for any period reported, but will be included in the Company's financial results commencing April 1, 2001. However, the Company's balance sheet as of March 31, 2001 does include the effects of the WebTrends acquisition. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and current assumptions as to future operations. Based on the preliminary purchase price allocation intangible assets of approximately $976.6 million, including goodwill of approximately $890.7 million, were acquired, and of which approximately $2.7 million is reflected as a one-time charge to operations for the write-off of acquired in-process research and development costs that had not reached technological feasibility and, in management's opinion, had no probable alternative future use, and is reflected in the Company's condensed consolidated statement of operations for the nine months ended March 31, 2001, within operating expenses. The intangible assets, including goodwill, will be amortized over a three-year period.

        As a result of the acquisition of WebTrends, the Company expects to incur certain severance related costs for termination of certain WebTrends employees in the finance and administrative functions. Approximately $242,000 is included as a liability in the purchase price calculation as of the acquisition date. The Company is in the process of refining plans, originally developed at the date of acquisition, for additional staff reductions at various WebTrends facilities. These costs once determined, will be accrued as part of the purchase price allocation and will result in an increase in goodwill. In addition, the Company is completing the review and determination of the fair values of the assets and liabilities assumed. Accordingly, the allocation of the purchase price is subject to revision. The final severance related costs as well as the final determination of the fair values of the assets and liabilities assumed is expected to be completed by June 30, 2001.

        Licensing agreement with Microsoft Corporation.

        On September 25, 2000, we entered into a licensing agreement with Microsoft Corporation whereby Microsoft licensed our Operations Manager product technology and source code for core operations management of Windows 2000 and Microsoft server applications. Microsoft agreed to pay us $175.0 million in license fees and up to $6.0 million in engineering co-development funds over a three-year period. License revenue from the Microsoft agreement are anticipated to be $10.0 million in the June 2001 quarter and $15.0 million, $20.0 million, $25.0 million, and $25.0 million in the four fiscal quarters of the fiscal year ending June 30, 2002. Microsoft also agreed to spend $5.0 million per year and pay us an additional $5.0 million per year to market the joint solutions. In addition, we became the Premier Independent Software Vendor (ISV) for Microsoft operations management solutions - the only vendor with such a designation - and became a Microsoft Global Technology Partner.

        Acquisition of Software Realization, Inc.

        In July 2000 we acquired all outstanding shares of Software Realization, Inc. (Software Realization) for cash of $745,000 and assumed liabilities of approximately $528,000, plus approximately $150,000 of direct merger costs, for a total purchase price of approximately $1.4 million. Software Realization was a professional services company delivering training and consulting services to NetIQ partners and customers. The acquisition has been accounted for as a purchase.

        Fiscal 2000 acquisitions:

        On May 15, 2000 the Company acquired all outstanding shares of Mission Critical Software, Inc. (Mission Critical) for approximately 18.8 million shares of common stock valued at approximately $1.3 billion, assumed approximately 4.9 million options valued at approximately $285.0 million and incurred approximately $10.0 million of direct merger costs, for a total purchase price of approximately $1.6 billion. Mission Critical provided systems administration and operations management software products for corporate and Internet-based Windows NT and Windows 2000 networks. The acquisition was accounted for as a purchase.

        On March 10, 2000 Mission Critical acquired all outstanding shares of Ganymede Software, Inc. (Ganymede) for 2,750,000 shares of common stock of Mission Critical valued at $171.2 million and incurred approximately $4.2 million of direct merger costs, for a total purchase price of approximately $175.4 million. Ganymede was a developer of network and application performance management solutions.

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

Comparison of Three and Nine Months ended March 31, 2001 and 2000

        The following analysis addresses the historical results of, and known trends and uncertainties with respect to, the business of NetIQ as a separate company including the operations of Mission Critical, Ganymede, Sirana and Software Realization from the dates of their acquisition. The analysis does not include the acquisition of WebTrends as no revenue or operating expenses of WebTrends are included in the Company's financial results for any period reported.

        Revenue.   Our total revenue increased to $38.1 million and $108.3 million for the three and nine months ended March 31, 2001 from $10.9 million and $27.6 million for the three and nine months ended March 31, 2000, representing growth of 250% and 292% during the respective periods. During these same periods, our software license revenue increased to $28.3 million and $81.9 million from $8.4 million and $22.0 million, representing growth of 238% and 273%. The increase is due primarily to increases in the number of software licenses sold, reflecting increased acceptance of our products.

        During the quarter ended March 31, 2001, our license revenues declined from the previous quarter by $2.2 million, net of an increase in license revenue from Microsoft of $5.0 million. The decline was principally the result of lengthening sales cycles due to the slowdown in the USA economy. Although visibility is unclear, management expects license revenues to increase in subsequent quarters as a result of the WebTrends acquisition, general improvements in the USA economy and projected increases in demand for Microsoft Windows-based management tools. Revenue from Microsoft Corporation, included as software license revenue, accounted for $10.0 million and $15.0 million of software license revenue in the three and nine months ended March 31, 2001.

        Service revenue increased to $9.8 million and $26.4 million for the three and nine months ended March 31, 2001 from $2.5 million and $5.6 million for the three and nine months ended March 31, 2000, representing growth of 288% and 368% during the respective periods. The increase was due primarily to maintenance fees associated with new and renewal software licenses. Service revenue increased as a percentage of total revenue due to the compounding effect of our base of installed licenses and due to a significant majority of our customers renewing their maintenance service agreements.

        Cost of Revenue

        Cost of Software License Revenue.   Our cost of software license revenue includes the costs associated with software packaging, documentation, such as user manuals and CDs, and production, as well as non-employee commissions and royalties. Cost of software license revenue was $432,000 and $1,288,000 for the three and nine months ended March 31, 2001 and $237,000 and $566,000 for the three and nine months ended March 31, 2000, respectively, representing approximately 2% of related software license revenue for the three and nine months ended March 31, 2001 and 3% of related software license revenue for the three and nine months ended March 31, 2000. The decrease in the percentage is due to the lack of costs associated with the sales to Microsoft. Costs of software license revenue are expected to decrease marginally over the next several quarters as a result of the increasing mix of license revenue from the Microsoft agreement relative to total license revenue.

        Cost of Service Revenue.   Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic and on-site maintenance and consulting services. Costs associated with training activities consist principally of allocated labor and departmental expenses as well as training materials. Cost of service revenue was $2.3 million and $5.7 million and $514,000 and $1.3 million for the three and nine months ended March 31, 2001 and 2000, respectively, representing 24%, 21%, 20% and 24% of related service revenue. The increase in dollar amount of cost of service revenue is primarily attributable to the growth in our installed customer base. Cost of service revenue as a percentage of service revenue increased in the nine months ended March 31, 2001, due primarily to hiring additional personnel to support our growing customer base.

        Operating Expenses

        Sales and Marketing — Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, as well as expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows and lead generation activities. Sales and marketing expenses increased to $19.0 million and $52.0 million for the three and nine months ended March 31, 2001, from $5.4 million and $14.4 million for the three and nine months ended March 31, 2000. This increase in dollar amount was due primarily to the hiring of additional field sales, inside sales and marketing personnel, which increased to 353 at March 31, 2001 from 102 people at March 31, 2000, and by expanding our sales infrastructure and third-party channel partners. Sales and marketing expenses represented 48% and 52% of total revenue for the nine months ended March 31, 2001 and 2000, respectively. The decline in sales and marketing expenses as a percentage of total revenue was principally the result of economies of scale resulting from an increased number of sales transactions, including follow-on sales to existing customers, sales to Microsoft that did not require a similar level of sales effort, as well as the allocation of marketing expenses over a substantially larger revenue base. We expect to continue hiring additional sales and marketing personnel and to increase promotion, advertising and other marketing expenditures in the future. Accordingly, we expect sales and marketing expenses will increase in absolute dollars in future periods.

        Research and Development — Our research and development expenses consist primarily of salaries and other personnel-related costs, facilities costs, consulting fees, and depreciation. These expenses increased to $9.0 million and $23.0 million, or 24% and 21%, of total revenue, respectively, for the three and nine months ended March 31, 2001, from $2.2 million and $5.8 million or 20% and 21% of total revenue, respectively, for the three and nine months ended March 31, 2000. This increase in dollar amount resulted principally from increases in engineering and technical writing personnel, which increased from 65 people at March 31, 2000 to 256 people at March 31, 2001, together with the establishment of a new facility in Bellevue, Washington, and the inclusion of the Mission Critical and Ganymede facilities in Houston, Texas and Raleigh, North Carolina. To date, all research and development costs have been expensed as incurred in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 as our current software development process is essentially completed concurrent with the establishment of technological feasibility. We expect to continue to devote substantial resources to research and development activities and believe that these expenses will increase in absolute dollars in future periods.

        General and Administration — Our general and administrative expenses consist primarily of personnel costs for finance and administration, information systems, human resources, professional services expenses such as legal and accounting, and provision for doubtful accounts. General and administrative expenses increased to $2.9 million and $7.8 million for the three and nine months ended March 31, 2001, from $865,000 and $2.4 million for the three and nine months ended March 31, 2000. General and administrative expenses represented 8% and 7% of total revenue for the three and nine months ended March 31, 2001, and 8% and 9% of total revenue for the three and nine months ended March 31, 2000. The increase in dollar amount was due primarily to the increased staffing necessary to manage and support our growth. General and administrative personnel increased from 22 people at March 31, 2000, to 79 people at March 31, 2001. We believe that our general and administrative expenses will increase in absolute dollars as we expand our administrative staff, add new financial and accounting software systems and increase professional fees to manage our growth.

        Stock-Based Compensation.   During the nine months ended March 31, 2001 and 2000, we amortized stock-based compensation expense of $535,000 and $525,000, respectively. Deferred stock-based compensation increased by $4.9 million to $5.6 million at March 31, 2001 due to the assumption of WebTrends options in the acquisition.

        Write-off of Acquired In-Process Research and Development Costs.   During the nine months March 31, 2001 and 2000 we expensed a total of $2.7 million and $706,000 as a one time charge to operations associated with the purchase of in-process technology that had not reached technological feasibility.

        In the acquisitions of WebTrends in March 2001, Mission Critical in May 2000, and Sirana in March 2000, acquired technology included both existing technology and in-process research and development. The valuation of acquired technology was made by applying the income forecast method, which considers the present value of free cash flows by product lines. The key elements of the acquired companies' development process include: design of user interface, developing code, integration with existing products, technical documentation, and testing. A project is considered to be technologically feasible when a prototype is available for beta or general release. At the date of acquisition, additional research and development effort was anticipated prior to the release of the products under development. Value was allocated to in-process research and development based on the discounted cash flow expected to be generated and considering the core technology resident in the in-process products, the acquired companies' past experience with typical product life cycles, and expected demand from the acquired companies customers for new products. Acquired in-process technologies were charged to operations, as the technologies did not have alternative future uses as of the date of the acquisition.

        Amortization of Goodwill and Intangibles.   During the nine months ended March 31, 2001 we amortized $358.6 million of the goodwill and intangibles recognized in the acquisitions of WebTrends, Mission Critical, Sirana, and Software Realization. Assuming continuation of current accounting rules we expect to amortize up to approximately $200.0 million of goodwill and intangibles each quarter through March 31, 2004. However, if current Financial Accounting Standards Board proposals become effective, certain intangible assets including goodwill, will be maintained on the balance sheet rather than being amortized, although they may eventually be written down to the extent they are deemed to be impaired.

        Total Other Income.   Total other income principally represents interest income earned on our cash and cash equivalent balances and short-term investments. For the nine months ended March 31, 2001 and 2000, total other income was $16.1 million and $3.3 million, respectively. The increase in total other income is the result primarily of increased cash and cash equivalents and short-term investments in fiscal 2000 from the proceeds of our public offerings and from cash obtained in the acquisitions of Mission Critical.

        Income Taxes.   We recorded income tax expense of $9.9 million for the nine months ended March 31, 2001 primarily due to the non-deductibility of goodwill amortization for income tax purposes. We recorded income tax expense of $1.3 million for the nine months ended March 31, 2000.

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

        In May 2000 we added cash and cash equivalents, net of payments, of $83.2 million and short-term investments of $83.2 million in the acquisition of Mission Critical.

        On March 30, 2001 we added cash and cash equivalents, net of payments, of $5.6 million and short-term investments of $84.6 million in the acquisition of WebTrends.

        At March 31, 2001, we had $109.2 million in cash and cash equivalents and $351.3 million in short-term investments.

        Our operating activities resulted in net cash inflows of $47.3 million and $13.5 million for the nine months ended March 31, 2001 and 2000, respectively. Sources of cash from operations during 2001 were primarily net income, excluding amortization of stock-based compensation, goodwill and intangibles, tax benefit from disqualifying dispositions, decreases in prepaid expenses and increases in accounts payable, accrued expenses and deferred revenue. Use of cash for operations in 2001 resulted from an increase in accounts receivable and decrease in other liabilities. Sources of cash during 2000 were principally net income, decreases in assets and increases in liabilities.

        Our investing activities resulted in net cash outflows related to the acquisition of capital assets of $38.9 million, mainly for the purchase of our new headquarters building and related furniture and equipment, and $158.1 million for the purchase of short-term investments in the nine months ended March 31, 2001. Acquisitions of WebTrends and Software Realization provided net cash of $5.6 million. Additionally, the acquisition of WebTrends resulted in an increase in short-term investments by $84.6 million. Maturities of short-term investments provided $39.6 million in cash inflows. Investing activities used cash of $1.2 million for acquisition of capital assets, $393,000 in the acquisition of Sirana Software, $307.3 million for purchases of short-term investments, and $2.6 million for other assets in the nine months ended March 31, 2000. Maturities of short-term investments provided $159.6 million in cash inflows.

        Financing activities provided cash of $27.2 million, and $134.3 million, in the nine months ended March 31, 2001 and 2000, respectively from the proceeds of the exercise of stock options and sales of common stock in our public offerings, respectively. Financing activities also used cash of $2.1 million in the nine months ended March 31, 2000 for repayment of our debts.

        As of March 31, 2001, we do not have any significant debt commitments outstanding other than under operating leases.

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

        We will need to overcome significant challenges to realize any benefits or synergies from the acquisition, including the timely, efficient and successful accomplishment of a number of post-acquisition objectives, such as:

•	Integrating the management teams, strategies, culture and operations of the two companies;

•	Retaining and assimilating the key personnel of each company;

•	Integrating sales operations and allocating opportunities between direct sales, telemarketing, and eBusiness fulfillment teams;

•	Integrating the technology and products of the two companies, particularly in the network security area;

•	Offering the existing products of each company to the other company's customers;

•	Retaining existing customers and strategic partners of each company;

•	Managing multiple geographic locations;

•	Developing new products that utilize the assets and resources of both companies; and

•	Creating uniform standards, controls, procedures, policies and information systems.

        The accomplishment of these post- acquisition objectives will involve considerable risk, and we may not be successful in addressing these challenges. These risks include:

•	The potential disruption of ongoing business and distraction of our management;

•	The difficulty of incorporating acquired technology and rights into our products and services;

•	Unanticipated expenses related to technology integration;

•	The impairment of relationships with employees and customers as a result of any integration of new management personnel; and

•	Potential unknown liabilities associated with the merger.

        These risks are particularly challenging because we have completed two other sizable acquisitions in the past twelve months. If we do not succeed in addressing these risks or any other problems encountered in connection with the merger, our operating results and financial condition would be adversely affected.

The acquisition could adversely affect combined financial results.

        We believe that the acquisition will have an ongoing positive effect on earnings per share before taking into account the write-off of acquired in-process research and development costs, and amortization of stock-based compensation, goodwill and intangible assets. However, the dilution associated with the shares issued in the acquisition and could reduce earnings per share if the potential benefits of the acquisition are not realized.

The market price of our common stock may decline as a result of the acquisition.

        The market price of our common stock may decline as a result of the acquisition for a number of reasons including:

•	The integration of WebTrends by us may be unsuccessful;

•	We may not achieve the perceived benefits of the acquisition as rapidly as, or to the extent, anticipated by financial or industry analysts; and

•	The effect of the acquisition on our financial results may not be consistent with the expectations of financial or industry analysts.

 We face several risks in connection with our license, development and marketing agreement with Microsoft.

        In September 2000, we licensed a substantial portion of our Operations Manager technology to Microsoft for $175.0 million, payable over three years. Microsoft may use the technology broadly with respect to Windows 2000, but its use is limited with respect to Windows NT. We have also agreed to provide limited engineering resources for a fee and to develop and market products that operate with the products that Microsoft plans to offer based on our technology. We anticipate significant benefits from the agreement, but it also poses significant risks, including:

•	Potential loss of revenue from existing operations management products until we establish revenue from products that operate with Microsoft's new products. The faster the rate of customer adoption of Windows 2000, the greater the potential loss of revenue from operations management products. While faster adoption of Windows 2000 may increase our opportunity for additional revenue from licenses of our migration tools, this additional revenue may not be sufficient to offset the loss of revenue from our operations management products;

•	Difficulties associated with coordinating some of our new product offerings with future releases of products from Microsoft;

•	The difficulty of creating new products that support and operate efficiently with Microsoft's new products, in particular Microsoft Operations Manager;

•	The difficulty of creating new products that operate with operating systems other than Windows NT or Windows 2000 (Windows NT/2000);

•	Customer rejection of new product offerings;

•	Potential competition from Microsoft and other systems management providers for any new products that we may create; and

•	Potential reduction of revenue or linearity of revenue from month to month as customers evaluate the resulting product strategies of Microsoft, other systems management companies and ours.

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

We may not be able to sustain the revenue growth rates we have previously experienced.

        Although our revenues have grown rapidly in recent years, we may not continue to experience this rate of revenue growth because of the difficulty of maintaining high percentage increases as the base of revenue increases. In the quarter ended March 31, 2001, revenues decreased due to the lengthening of sales cycle and general slowdown in the USA economy. In addition, growing competition could also affect our revenue growth. If our revenue does not increase at or above the rate analysts expect, the trading price for our common stock may decline.

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

        The stock markets have in general, and with respect to technology companies in particular, recently experienced stock price and volume volatility. The stock markets may continue to experience volatility that may adversely affect the market price of our common stock. Stock prices for many companies in the technology and emerging growth sector have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. Fluctuations such as these may adversely affect the market price of our common stock.

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

        We believe that quarter-to-quarter financial comparisons are not necessarily meaningful indicators of our future operating results and should not be relied on as an indication of future performance. If our quarterly operating results fail to meet the expectations of analysts, the trading price of our common stock could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending on a number of factors described below and elsewhere in this report, including many that are beyond our control. These factors include:

•	Potential downturns in our business in the domestic or international economies;

•	Changes in demand for our products or for eBusiness infrastructure management and intelligence solutions generally;

•	Focusing on sales of product suites, as opposed to stand-alone products, and on larger purchases by larger customers which may lengthen our sales cycle;

•	Varying amounts of revenue associated with particular licenses due to the number of products licensed and the number of devices involved in the installation;

•	Increased competition in general and any changes in our pricing policies that may result from increased competitive pressures;

•	Varying budget cycles of our customers and potential customers;

•	Varying size, timing and contractual terms of enterprise-wide orders for our products;

•	Our ability to develop and introduce new or enhanced versions of our products on a timely basis;

•	Changes in the mix of revenue attributable to domestic and international sales;

•	Software defects and other product quality problems;

•	Changes in the mix of revenue attributable to higher-margin software license revenue as opposed to substantially lower-margin service revenue;

•	The rate of expansion of our sales and support organizations; and

•	Potential weakening of our relationship with Microsoft.

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

        We regularly consider acquiring technologies or companies or investments in complementary companies, products or technologies. Such acquisitions entail many risks, any of which could materially harm our business. These risks include:

•	Difficulty in assimilating the acquired company's personnel and operations;

•	Diversion of management's attention;

•	Loss of our or the acquired business's key personnel;

•	Dilution to our stockholders as a result of issuing equity securities;

•	Assumption of liabilities of the acquired company; and

•	Increased expenses as a result of the transaction.

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

        The delay or failure to complete sales, particularly large, enterprise-wide sales, in a quarter or fiscal year would reduce our quarterly and annual revenue. We have traditionally focused on sales of our products to workgroups and divisions of a customer, resulting in a sales cycle ranging between 90 and 180 days. The sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

•	Customers' budgetary constraints and internal acceptance procedures;

•	Concerns about the introduction or announcement of our competitors' new products, including product announcements by Microsoft relating to Windows NT/2000;

•	Requirements for installation of some WebTrends products by customer support teams or third parties; and

•	Customer requests for product enhancements.

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

        Our ability to maintain operating profitability will depend in part on our ability to implement and expand operational, customer support and financial control systems and to train and manage our employees. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to manage growth could divert management attention from executing our business plan and hurt our ability to successfully expand our business. Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. In particular, growth due to acquisitions places significant strain on our management and infrastructure. In addition to our acquisition of WebTrends, we have also completed two other sizable acquisitions within the last twelve months. To be successful, we will need to expand and integrate our infrastructure programs, including implementing additional management information systems, improving operating, financial and administrative systems and controls, retaining and training new employees and maintaining close coordination among our executive, engineering, accounting, finance, marketing, sales, operations and customer support organizations. In addition, future growth will result in increased responsibilities for management personnel. Managing this growth will require substantial resources that we may not have.

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

        Moreover, the complexity of distributed computing systems requires highly trained customer service and technical support personnel to assist customers with deployment of our products. The labor market for these personnel is very competitive due to the limited number of people available with the necessary technical skills. We have experienced difficulty in recruiting qualified personnel, particularly technical and sales personnel. There is a risk that even if we invest significant resources in attempting to attract, train and retain these qualified personnel, we will not be successful in our efforts.

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

        Principally our business is transacted in United States dollars. In the nine months ended March 31, 2001, 8% of our invoices were in currencies other than the United States dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenues and operating expenses in Australia, Denmark, France, Germany, Japan, New Zealand, Singapore and the

United Kingdom. We believe that a natural hedge exists in local currencies, as local currency denominated revenues will substantially offset the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of March 31, 2001, we had no hedging contracts outstanding.

        At March 31, 2001 we had $109.2 million in cash and cash equivalents, and $351.3 million in short-term investments, including cash and cash equivalents and short-term investments obtained in the acquisition of WebTrends. Based on our cash, cash equivalents and short-term investments at March 31, 2001, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $2.8 million.

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

        Approximately $2.3 million of the proceeds were used for other capital expenditures as of June 30, 2000.

        Approximately $750,000 of the proceeds were used in July 2000 in the acquisition of Software Realization, Inc.

        Approximately $28.2 million of the proceeds were used in August 2000 for the purchase of an office building for our corporate offices in San Jose, California, and approximately $4.3 million has been used in improvements to the building as of March 31, 2001.

        Approximately $2.3 million of the proceeds were used for other capital expenditures as of March 31, 2001.

        In August 1999, Mission Critical completed the sale of 2,750,000 shares of its common stock at a per share price of $16.00 in a firm commitment underwritten public offering pursuant to a registration statement (Commission File Number 333-79501) effective on August 4, 1999. Hambrecht & Quist LLC, BancBoston Robertson Stephens, SoundView Technology Group and Charles Schwab & Co., Inc. underwrote the offering. In August 1999, the underwriters exercised an over-allotment option granted by Mission Critical to the underwriters for the purchase of up to 562,500 additional shares of Mission Critical common stock in full. The aggregate number of shares registered and sold was 3,312,500 and the aggregate gross proceeds were $53.0 million. Of such aggregate proceeds, a total of approximately $5.5 million were paid in underwriting discounts and other offering expenses, including legal, accounting, printing, filing and other fees. Mission Critical's net proceeds after deduction of such commissions and expenses were approximately $47.5 million. There were no direct or indirect payments to officers or directors of Mission Critical or any other person or entity.

        Prior to the merger of NetIQ and Mission Critical, Mission Critical had used approximately $3.2 million of the net proceeds of the offering.

        Approximately $4.1 million of the proceeds were used for other capital expenditures as of March 31, 2001.

        In February 1999, WebTrends completed the sale of 7,000,000 share of our common stock at a per share price of $6.50 in a firm commitment underwritten public offering pursuant to a registration statement (Commission File Number 333-44529) effective February 19, 1999. Dain Rauscher Wessels and Soundview Technology Group underwrote the offering. In March 1999, the underwriters exercised an over-allotment option granted by us to the underwriters for the purchase of up to 1,050,000 additional shares of the Company's common stock in full. The aggregate number of shares registered and sold was 8,050,000 and the aggregate gross proceeds were $52.3 million. Of such aggregate proceeds, approximately $3.7 million was paid to the underwriters in connection with underwriting discounts, and approximately $1.0 million was paid in connection with offering expenses, including legal, accounting, printing, filing and other fees. Our net proceeds after deduction of such commissions and expenses were approximately $47.6 million of which $35.2 million was paid to WebTrends and $12.4 million to selling shareholders.

        Approximately $1.8 million of the proceeds were used in June 2000 in the acquisition of Opensoft Communications, Ltd.

        Approximately $14.3 million of the proceeds were used for capital expenditures as of March 31, 2001.

        Approximately $2.5 million of the proceeds were used during the quarter ended March 31, 2001 in conjunction with the merger between WebTrends and Net IQ.

        Currently we are investing the remaining net offering proceeds for future use as additional working capital. Such remaining net proceeds may be used for potential strategic investments or acquisitions that complement our products, services, technologies or distribution channels.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We had a Special Meeting of Stockholders on March 30, 2001. The following matters were submitted to a vote of the stockholders:

1.	To approve the issuance of shares of NetIQ common stock in the merger of North Acquisition Corporation, a wholly-owned subsidiary of NetIQ, with and into WebTrends Corporation, as contemplated by the Agreement and Plan of Merger dated as of January 16, 2001, among NetIQ North Acquisition Corporation, and WebTrends. NetIQ to issue 0.48 shares of its common stock in exchange for each share of outstanding WebTrends common stock:

VOTES

For	Against	Withheld	Abstentions

28,051,441	5,166,068	3,515,133	10,133

2.	To approve an amendment to NetIQ's certificate of incorporation to increase the authorized number of shares of common stock from 100,000,000 to 250,000,000:

VOTES

For	Against	Withheld	Abstentions

27,826,393	8,908,906	—	7,476

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)

Exhibit Number		Description

3.1		Restated Certificate of Incorporation of NetIQ Corporation

3.2*		Restated Bylaws of NetIQ Corporation
__________________
*	Incorporated by reference to the exhibit bearing the same number filed with the Company's Registration Statement on Form S-4 (Registration No. 333-54746).

	(b)	Reports on Form 8-K:

		i.	On January 17, 2001, we filed a current report on Form 8-K relating to the announcement of the merger with WebTrends Corporation.

ii.	On February 27, 2001, we filed a current report on Form 8-K relating to the remarks made by senior management regarding future revenues and operating results and related press release.

iii.	On March 22, 2001, we filed a current report on Form 8-K relating to providing further guidance on our estimated results for the quarter ended March 31, 2001.

iv.	On March 30, 2001, we filed a current report on Form 8-K relating to the completion of the merger with WebTrends Corporation.

v.	On April 11, 2001, we filed a current report on Form 8-K/A relating to the press release for the completion of the merger with WebTrends Corporation.

  SIGNATURES

  Pursuant to the requirements of the Securities Act, NetIQ Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 14th day of May, 2001.

NETIQ CORPORATION

By: /s/ Ching-Fa Hwang Ching-Fa Hwang, President and Chief Executive Officer

By: /s/ James A. Barth James A. Barth, Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)