Form 10-K405
period 2001-06-30
NETIQ CORP
filed 2001-09-28
CIK 1084827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended June 30, 2001 OR

☐	Transition Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from to Commission File Number 000-26757

NetIQ CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	77-0405505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3553 North First Street, San Jose, CA	95134
(Address of principal executive offices)	(Zip Code)

(408) 856-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NASDAQ National Stock Market

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒        No  ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

          As of September 20, 2001, the aggregate market value of Registrant’s voting stock held by non-affiliates was approximately $1,048,214,000 based upon the closing sales price of the Common Stock as reported on the Nasdaq National Stock Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of September 20, 2001, the Registrant had outstanding 53,613,266 shares of Common Stock.

          Certain sections of Registrant’s definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on November 15, 2001, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

NetIQ Corporation

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED JUNE 30, 2001

          The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial position. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to such differences include, but are not limited to, those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Factors That May Affect Future Operating Results” and elsewhere in this Annual Report on Form 10-K.

PART I

ITEM 1.     BUSINESS

Overview

          NetIQ is a leading provider of eBusiness infrastructure management and intelligence solutions for the components of an organization’s eBusiness infrastructure—from back-end servers, networks and directories to front-end web servers and applications. Our customers use our comprehensive line of solutions to manage the entire life cycle and the significant components of their distributed, complex enterprise and eBusiness infrastructures. Specifically, these solutions cover Network Performance Management, Windows 2000 and Exchange 2000 Migration, File and Directory Administration, System and Application Monitoring, Security Management, Web Analytics, and Visitor Relationship Management.

          The Company was founded in June 1995 and completed its initial public offering in July 1999 with a follow-on offering in December 1999. We acquired Mission Critical Software and Ganymede Software in May 2000 and WebTrends Corporation in March 2001. In September 2000 we entered into a licensing agreement with Microsoft Corporation for $175.0 million in license revenue that we expect to receive over three years, ending August 2003. For additional information on these events and other recent developments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Industry Background

          The evolution of enterprise computing from centralized, mainframe-based computing to distributed, Internet-based computing has added substantial complexity to the management of computer network infrastructures. Today’s information technology environments are characterized by distributed information systems, applications and networks. Use of the Internet as a medium for connecting businesses with customers, suppliers and employees adds significant complexities to these environments. In the increasingly competitive business world, effective use of corporate and Internet-based networks has become a necessity, particularly for companies pursuing eBusiness strategies. For those companies, security, performance, and availability of their eBusiness infrastructures have become mission critical business imperatives.

          Businesses are increasingly turning to the Windows NT and Windows 2000 operating systems as leading platforms for deploying eBusiness infrastructure software applications. The growth of Windows has been driven by, among other things, businesses’ increasing reliance on e-mail, web servers, and applications.

          Because businesses rely on Windows NT and Windows 2000-based systems and applications to help compete in an eBusiness environment, these systems and applications require high performance and availability standards, including around-the-clock uptime. However, the growth and deployment of systems and applications in highly complex computing environments have created a number of unique performance and systems management challenges. These complex, distributed computing environments typically include multiple servers running multiple enterprise-wide applications, often from remote locations. These challenges range from basic tasks such as monitoring central processing unit utilization, memory and disk-space availability, to tasks as complex as monitoring Internet traffic, email response times, and identifying specific database tasks creating bottlenecks for system performance.

          The growing complexity of infrastructures has placed increasing pressure on systems managers to maintain reliable operations. These infrastructures must be kept secure and available 24 hours per day, 7 days per week and must be able to support widely distributed global organizations. Failure to ensure these service levels can result in heavy penalties, including a loss of productivity and corporate revenue. To keep these eBusiness infrastructures running smoothly, companies have employed large departments of skilled systems managers and administrators. This approach has proven costly and ineffective, due to the scarcity and high cost of employing these very expensive and high-skilled staff. To improve management efficiency and effectiveness, businesses are increasingly using systems management software solutions, specifically in the following four areas:

          Systems Administration.    The primary function of systems administration software is to create and maintain the data that directs and secures network operating systems. Because of the volume, complexity and importance of the data produced by the operating system, its proper management is critical. Other key roles of systems administration are to:

•
determine appropriate policies, including those that are designed to secure access to the network, data and applications, and to audit adherence to those policies. The automated application of policies benefits corporate and Internet networks by ensuring consistency in policies and reducing the systems administrator hours needed to maintain the network, and

•	consolidate and migrate systems data to optimize hardware utilization and to take advantage of new operating systems and platforms.

          Operations and Security Management.    The primary function of operations management software is to identify and provide notification of and/or automated response to problems as early as possible such as application failures, breaches in security, system software crashes, hardware failures, and insufficient capacity. These activities are critical to the ongoing operation of corporate and Internet-based networks. For example, applications management provides mechanisms for the notification of application performance problems such as email response time. Security operations management also provides mechanisms for notification and response to unauthorized access or policy violations. As eBusiness systems continue to expand in size and sophistication, the potential for security breaches also increases. Security professionals need to proactively ensure that their servers and internal networks are protected.

          Another role of operations management is to continually monitor the performance, responsiveness and availability of network services so that systems administrators can plan and budget for frequently needed additions, upgrades and configuration changes.

          Network Performance Management.    The primary function of network performance management software is to test and monitor the performance of applications running on the network. This enables systems administrators to perform two critical functions:

•	test the impact of a new application on the network and identify potential network performance problems before the application is actually implemented, and

•	continually monitor application performance providing an end-to-end user view of application performance across the network to ensure that user requirements and service levels are being met.

          Web Analytics and Visitor Relationship management.    Successful Internet and eBusiness strategies require an understanding of how visitors and customers interact with the company’s Internet site and how various marketing campaigns translate into bottom line results. Managers need a means of forecasting, tracking and integrating historical visitor data with other corporate and market databases in order to optimize their eCommerce revenue and eMarketing return on investment. This creates a growing opportunity for powerful applications that can correlate data from web sites with customer relationship management and enterprise resource planning systems and provide comprehensive real-time analysis and reporting.

          Companies hosting various types of transactions on their Internet and intranet sites depend on multiple systems running constantly, consistently and reliably. Having any of these systems down for just a few minutes can result in frustrated users and lost revenue.

Industry Perspective

          Several software companies have attempted to provide system management software solutions. Their products fall into three general categories:

•
Utilities.    Point-level applications and utilities that focus on a specific systems management problem and attempt to amplify systems administrator efforts. While these are often helpful in workgroup and small network situations, many of them have not been designed and tested to scale to larger eBusiness infrastructures. Evaluating and procuring point-level applications and utilities one-by-one is a costly and time-consuming process. Many of these applications and utilities also require substantial systems administrator time to integrate with other systems management tools.

•
Cross-platform point suites.    Cross-platform point suites have broader applications than the point product applications or utilities because they have been ported to run on multiple operating systems such as Unix, Windows NT, and IBM Multiple Virtual Storage (MVS). However, we believe that these cross-platform point suites typically provide a limited depth of functionality due to the heavy resource requirements for porting software to multiple operating systems. In addition, these suites are often more difficult to implement and manage than point-level applications or utilities.

•
Frameworks.    Frameworks attempt to solve most systems management problems on most operating systems. Although they offer the promise of a “one-stop-shop” for all enterprise systems management needs, they are complex, require a significant amount of knowledge and training to manage, and require a lengthy, often multi-year, implementation.

          We believe that products in these categories have exhibited a variety of shortcomings in addressing eBusiness infrastructure management requirements. They have either proven to be too narrow in scope, limited in terms of functionality, overly difficult and costly to implement or some combination of the above. We believe that companies increasingly want modular management solutions that solve immediate points of pain and integrate with other modules to provide end-to-end integrated functionality for systems administration, operations management and network performance management. These solutions must be easy to use and capable of being rapidly deployed.

The NetIQ Solution

          NetIQ’s product family is designed to reduce the cost of our customers’ operations and increase the security, performance and availability of Windows-based eBusiness applications, directories, servers and networks. Our solutions also address the key eBusiness management needs and the wide variety of Internet-based systems, including web servers, firewalls, proxy servers, media servers, email servers, and database systems. Designed to improve the reliability, performance and security of even the most complex computing environments by simplifying and automating many key systems management functions, our products are based on an open and extensible architecture, can be deployed quickly, and are flexible and easy to use.

          Our product family consists of three broad product groups:

          Systems Test, Migration and Administration:    Our system test, migration and administration solutions are used to evaluate the ability of a network to support new technologies and applications before they are deployed, troubleshoot network issues to minimize downtime and increase productivity, automate and centralize the critical and detailed process steps of migration to Windows 2000 and Active Directory, and centralize the management and administration of distributed networks to reduce administrative effort, costs and increase security and integrity.

          Operations and Security Management:    Our operations management solutions monitor and report on the health, performance, and availability of Microsoft and non-Microsoft platforms and applications. Our security management solutions integrate with leading anti-virus and firewall vendors to provide intrusion detection, vulnerability assessment, firewall analysis, and incident management analysis and reporting.

          eBusiness Intelligence:    The eBusiness intelligence solutions are used to analyze website traffic and performance and provide advanced reporting of web activity. This information is used to improve website performance, marketing campaign analysis, and integrate visitor data with other organizational data sources. We also offer these solutions as a hosted service.

          NetIQ adds to the completeness of its solutions with a professional training and a professional services organization and around-the-clock technical support.

Sales and Distribution

          Our products are sold through our internal corporate sales force, through an enterprise field sales organization, through national distributors, through numerous value-added resellers and online from our web site. Our products are also co-marketed or integrated and sold with the offerings of our strategic partners, which include Internet service providers, original equipment manufacturers, system integrators, and others. Continued expansion of international distributors of our products is one of our corporate objectives.

          Field and Inside Sales.    We market our software and services through our domestic field sales offices located in Atlanta, GA; Austin, TX; Bedminster, NJ; Bloomington, MN; Marlboro, MA; Carlsbad, CA; Dallas, TX; Denver, CO; Fairfax, VA; Homewood, IL; Lombard, IL; New York, NY; Reston, VA; Washington, D.C.; and Westlake Village, CA. Our international field offices are located in Antwerp, Belgium; Copenhagen, Denmark; Hong Kong; Madrid, Spain; Melbourne, Australia; Mexico City, Mexico; Milan, Italy; Munich, Germany; Paris, France; Sao Paulo, Brazil; Singapore; Staines, United Kingdom; Stockholm, Sweden; Sydney, Australia; Tokyo, Japan; Toronto, Canada; and Vienna, Austria. Each of our field sales offices includes a territory manager and one or more systems engineers. The territory managers and system engineers concentrate on Fortune 1000-sized accounts that have at least 100 Windows servers deployed.

          Typically, our sales process includes an initial sales presentation in person or over the phone, a product demonstration, a product evaluation period, a closing meeting and a purchasing process. Our sales process typically takes 90 to 180 days, but this process can be longer for larger customers or enterprise-wide opportunities.

          Our field sales organization is complemented by inside sales personnel who handle orders from customers who have fewer than 100 Windows servers deployed. Our inside sales personnel also handle sales lead qualification, help recruit regional channel partners, and distribute leads to the field sales organization or channel partners.

          Value Added Resellers, System Integrators, Distributors and Original Equipment Manufacturers.    We have implemented a channel partner program, our NetIQ Partner Network, that provides training, technical support, and priority communications, and facilitates joint sales and marketing activities. Our channel sales representatives focus on managing the sales activities of our regional channel partners and the branch sales offices of our national reseller partners. Currently GE Access, Ingram Micro, Network Trade Corporation, and Tech Data are our primary distributors of products to other resellers. As of June 30, 2001, we had more than 139 third party channel partners who purchase our products or provide services to our customers in North America. We have also established approximately 98 channel partners in Europe, Latin America and the Asia-Pacific region as of June 30, 2001, who perform marketing, sales and technical support functions in their country or region. Each value added reseller may distribute our products directly to the customer or through other resellers. In addition, we have worked with Fujitsu and Hitachi to develop branded Japanese versions of AppManager that each of these original equipment manufacturers markets, sells and supports.

          International Sales.    International sales represented 26%, 23% and 17% of total revenue in fiscal 2001, 2000, and 1999 respectively. We anticipate that as we expand our international sales efforts, the percentage of revenue derived from international sources will increase. Currently, a majority of our international business is conducted in U.S. dollars. However, as we expand our international operations, we expect that our international business will increasingly be conducted in foreign currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar have caused, and we expect such fluctuation to increasingly cause, currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results, and we may experience currency losses in the future. To date, we have not adopted a formal hedging program to protect us from risks associated with foreign currency fluctuations.

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

          We have relationships with developers of Windows NT and Windows 2000-based systems and applications including Citrix, Compaq, Dell Computer, Hewlett-Packard, IBM (including its Lotus and Tivoli subsidiaries), Microsoft, Oracle, and Unisys. As part of these relationships, we often develop joint marketing programs with these partners. We have a number of engineers and product managers working on site at Microsoft’s Redmond, Washington headquarters. Microsoft also contracts for engineering services to provide support for Microsoft’s use of our products. Other examples of our product-based relationships include Compaq, whose service organization is a worldwide reseller of our AppManager product, and Unisys Corporation, who has agreed to bundle a portion of AppManager and to resell our entire product line.

Customer Support

          Initial product license fees are typically sold with one year of product software maintenance and support. Thereafter, customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee. Our technical support organization provides ongoing technical support for our customers and for prospective customers during a pre-sales evaluation period. We offer technical support services 24 hours a day, seven days a week via our Internet site, telephone, e-mail, and fax. Customers under our maintenance program are notified of maintenance and enhancement releases via email.

          We offer training courses for the implementation and administration of our products. Training is provided on a periodic basis in Houston, TX; Portland, OR; and San Jose, CA, at the offices of NetIQ partners, and at customer sites.

          Our professional services group provides product training, consulting and implementation services in order to assist customers in maximizing the benefits of our products. A significant focus of our professional services group is also to train and support NetIQ partners in how to provide NetIQ products-related services and support to customers.

Research and Development

          Our research and development organization is responsible for the design, development and release of our products. This group is organized into development, quality assurance, documentation, and localization disciplines. Members from each discipline form separate product teams that work closely with sales, marketing and customer support to better understand market needs and user requirements. Additionally, we have a well-developed information feedback loop with our customers to respond to and address their changing system and systems management requirements. When appropriate, we also utilize third parties to expand the capacity and technical expertise of our internal research and development team. On occasion, we have licensed third-party technology, which we believe shortens time to market without compromising our competitive position or product quality.

          The focus of research and development efforts is to bring new products and services as well as new versions of existing products to market quickly in order to keep pace with the rapid evolution of Internet technologies and increasing customer demands.

Competition

          The market for eBusiness infrastructure management software is new, rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. New products for this market are frequently introduced and existing products are continually enhanced. We may not be able to compete successfully against current and/or future competitors and such inability would materially and adversely affect our business, future quarterly and annual operating results and financial condition. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results” regarding risks associated with competitive pressures.

          Existing Competition.    We currently face competition from a number of sources, including:

•	providers of network and systems management framework products such as IBM, Computer Associates International, Inc. and Hewlett-Packard,

•	providers of performance and availability management solutions such as BMC Software, Inc.,

•	providers of administration products such as Quest Software, Inc. and BindView Corporation,

•	customers’ internal information technology departments that develop or integrate system and application monitoring tools for their particular needs,

•	providers of eBusiness intelligence solutions such as Accrue Software, Inc. and NetGenesis Corporation,

•
traditional business intelligence vendors such as Hyperion Solutions Corporation, SAS Institute, Cognos Incorporated, and Business Objects SA who are attempting to develop analytical offerings for eBusiness applications,

•	providers of eBusiness security solutions such as Internet Security Systems, Inc., Network Associates Technology, Inc., and BindView Corporation,

•
vendors of eBusiness applications (e.g., eCommerce applications and eCRM solutions), Internet servers, operating systems, and networking hardware. In particular, Microsoft Corporation, Netscape, Sun Microsystems, Inc., Oracle Corporation and others bundle Internet management solutions with their Internet products, and

•	web management service providers, such as consulting firms, web design firms, Internet audit firms, site management vendors, Internet service providers, and independent software vendors.

          Future Competition.    We may face competition in the future from established companies who have not previously entered the market for eBusiness infrastructure management, as well as from emerging companies. Barriers to entry in the software market are relatively low. Established companies may not only develop their own eBusiness infrastructure management and intelligence solutions, but they may also acquire or establish cooperative relationships with our current competitors, including cooperative relationships between large, established companies and smaller private companies. These larger companies may be able to acquire the technology and expertise of smaller companies to penetrate our market quickly. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

          To date, Microsoft has not competed against us in the market for eBusiness infrastructure management software. In September 2000, we licensed a substantial portion of our Operations Manager technology to Microsoft for $175.0 million, payable over three years, ending August 2003. Microsoft may use the technology broadly with respect to Windows 2000, but its use is limited with respect to Windows NT. We have also agreed to provide limited engineering resources for a fee and to develop and market products that operate with the products that Microsoft plans to offer based on our technology. We anticipate significant benefits from the agreement, but it also poses significant risk (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results” for details). We anticipate a loss of product revenue from NetIQ Operations Manager, and to a lesser extent, from AppManager, which we expect will be offset by product revenue from other products including our XMP modules that integrate directly with Microsoft Operations Manager. While our strategy is to deliver complementary monitoring solutions to the Microsoft version of Operations Manager, some customers may perceive Microsoft Operations Manager as overlapping with our complementary solutions, which may cause confusion and delay some product revenue. Even if the functionality provided by Microsoft were more limited than that of our products, customers may elect to accept more limited functionality in lieu of purchasing third-party software.

          In addition to Microsoft, other potential competitors may bundle their products or incorporate eBusiness infrastructure management software into existing products including use for promotional purposes. Also, our ability to sell our products will depend, in part, on the compatibility of our products with other third party products. These third party software developers may change their products so that they will no longer be compatible with our products. If our competitors were to bundle their products in this manner or make their products non-compatible with our products, this could materially and adversely affect our ability to sell our products and could lead to price reductions for our products, which in turn could reduce our profit margins.

Intellectual Property

          Our success to a limited extent is dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These laws and procedures provide only limited protection. We have 10 US patents either granted or allowed and 24 patent applications pending. We also seek protection for our intellectual property in other countries where we do business. Effective protection for our proprietary rights may not be available in every country in which we market our products or services.

          We license technology from Summit Software that is used in our some of our operations and security management products. We license technology from Poet Software that is incorporated in our End2End products. Our customers have the option to incorporate technology from either Knosys Software or Hyperion Software when they buy our eBusiness intelligence products. Our eBusiness intelligence products also incorporate technology from Inxight Software. We also license technology from SurfControl that is incorporated in our some of our Operations and Security Management products.

          We are not aware that any of our products infringe any proprietary rights of third parties. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any infringement claims, with or without merit, could be time consuming to defend, result in costly litigation, and divert management’s attention and resources or cause product delays. Such infringement claims could also require us to enter into royalty or licensing agreements that may not be available on terms acceptable to us, if at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results.”

Employees

          As of June 30, 2001, we had 1,091 regular employees, 331 of whom were engaged in research and development, 465 in sales and marketing, 165 in customer support and 130 in finance and administration. None of our employees is represented by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good. For a discussion of our need to attract and retain additional qualified personnel, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results”—We will need to recruit and retain additional qualified personnel to successfully manage our business.”

ITEM 2.     PROPERTIES

          Our principal corporate and administrative offices and certain research and development and sales and marketing personnel are located at our 85,000 square foot headquarters facility in San Jose, California.

          We lease approximately 90,500 square feet in Portland, Oregon, approximately 69,000 square feet in Houston, Texas, approximately 32,000 square feet in Santa Clara, California, approximately 23,000 square feet in Research Triangle Park, North Carolina, and approximately 5,000 square feet in Bellevue, Washington. All of these facilities house research and development, sales and marketing personnel.

          We also lease approximately 11,000 square feet in Staines, United Kingdom, for our European sales headquarters, and other space for sales and marketing offices in various locations domestically and internationally.

          All of these leased facilities are under an initial term of five years with various options to extend the term from two to three years.

          Our current facilities, including the building acquired in August 2000, are expected to be adequate to meet our needs for the next 12 months. For additional information regarding our obligations under leases, see Note 12 to the Consolidated Financial Statements.

ITEM 3.     LEGAL PROCEEDINGS

          We currently have no material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

          Our Common Stock has been traded on the Nasdaq National Stock Market since July 30, 1999 under the trading symbol “NTIQ”. Before that time, there was no market for our common stock. The initial public offering price was $13.00 per share on July 29, 1999.

          The following table presents the range of high and low closing prices for our common stock from the date our stock began trading on the Nasdaq National Stock Market through June 30, 2001.

	Year Ended June 30,
	2001		2000
	High	Low	High	Low
Fourth Quarter	$ 36.010	$14.750	$61.500	$31.563
Third Quarter	$ 81.125	$18.625	$78.000	$51.000
Second Quarter	$109.375	$46.375	$59.000	$23.500
First Quarter	$ 67.938	$42.000	$33.750	$14.938

          The approximate number of holders of the shares of our common stock was 268 as of September 20, 2001. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. Based on the number of annual reports requested by brokers, we estimate that we have approximately 17,000 beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

          In November 1999, we issued 3,750 shares of common stock to a third party, valued at the fair market value of $45.69 per share, in exchange for services rendered. The sale of these shares was deemed exempt from registration under the Securities Act, in reliance on Section 4(2) thereof, as transactions not involving a public offering.

          In July 1999, we issued 3,833 shares of common stock to two third parties, valued at the deemed fair market value of $12.00 per share, in exchange for services rendered. The sale of these shares was deemed exempt from registration under the Securities Act, in reliance on Section 4(2) thereof, as transactions not involving a public offering.

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

          Between July 1, 1996, and June 30, 1999, we issued and sold 1,264,493 shares of unregistered Common Stock upon the exercise of outstanding options under our 1995 Stock Option Plan. The consideration paid in exchange for such Common Stock varied based on the deemed fair market value of the options at the time of grant. The sale of these shares was deemed to be exempt from registration under the Securities Act of 1933, as amended (the Securities Act), in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. Each recipient of such shares had adequate access, through his or her relationship with the Company, to information about the Company.

Use of Proceeds

          Not applicable.

ITEM 6.     SELECTED FINANCIAL DATA

          The following selected historical consolidated financial data should be read in conjunction with our Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere in this Annual Report on Form 10-K.

	Year Ended June 30,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Software license revenue	$ 125,670	$ 37,235	$18,433	$6,603	$ 369
Service revenue	41,267	10,685	3,136	467	19

Total revenue	166,937	47,920	21,569	7,070	388

Cost of software license revenue	2,114	800	755	235	9
Cost of service revenue	10,213	2,217	1,260	407	46

Total cost of revenue	12,327	3,017	2,015	642	55

Gross profit	154,610	44,903	19,554	6,428	333

Operating expenses:
Sales and marketing	80,581	24,695	11,685	5,748	1,238
Research and development	35,732	10,109	4,344	2,192	1,003
General and administrative	13,140	4,761	3,347	1,611	479
Stock-based compensation	2,001	696	1,928	250	10
Write-off of acquired in-process research and development costs	2,663	10,693	—	—	—
Amortization of goodwill and intangibles	554,686	64,184	—	—	—
Restructuring charge	816	—	—	—	—

Total operating expenses	689,619	115,138	21,304	9,801	2,730

Loss from operations	(535,009)	(70,235)	(1,750)	(3,373)	(2,397)
Other income, net	21,786	7,307	108	262	116

Loss before income taxes	(513,223)	(62,928)	(1,642)	(3,111)	(2,281)
Income taxes	10,610	2,400	—	—	—

Net loss	$ (523,833)	$ (65,328)	$ (1,642)	$(3,111)	$(2,281)

Basic and diluted net loss per share (1)	$ (12.48)	$ (3.59)	$ (0.47)	$ (1.34)	$ (1.62)
Shares used to compute basic and diluted net loss per share (1)	41,984	18,189	3,476	2,325	1,411

Consolidated Balance Sheet Data:
Cash and cash equivalents	$ 89,494	$ 187,610	$ 9,634	$3,358	$7,748
Short-term investments	377,287	145,916	—	—	—
Working capital	423,951	311,709	4,443	4,314	7,493
Total assets	2,322,529	1,721,761	18,354	8,205	8,202
Long-term obligations, net of current portion	—	—	205	—	—
Total stockholders’ equity	2,249,892	1,685,722	5,799	4,939	7,787

(1)	See Note 11 to the Consolidated Financial Statements for the determination of shares used in computing basic and diluted net loss per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements about our plans, objectives, expectations and intentions. Forward-looking statements include: statements regarding future products or product development; statements regarding future research and development spending and our product development strategy; statements regarding the levels of international sales; statements regarding future expenditures; and statements regarding current or future acquisitions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in “Factors That May Affect Future Operating Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in, or incorporated by reference into, this report.

Overview

          NetIQ is a leading provider of eBusiness infrastructure management and intelligence solutions for the components of an organization’s eBusiness infrastructure – from back-end servers, networks and directories to front-end web servers and applications. Our customers use our comprehensive line of solutions to manage the entire life cycle and the significant components of their distributed, complex enterprise and eBusiness infrastructures. Specifically, these solutions cover Network Performance Management, Windows 2000 and Exchange 2000 Migration, File and Directory Administration, System and Application Monitoring, Security Management, Web Analytics and Visitor Relationship Management.

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

          We sell our products through both our direct sales force, which includes our field and inside sales personnel, as well as through indirect channels, such as distributors, value-added resellers and original equipment manufacturers. Customers can also download and pay for our products from our website.

          Generally, we sell perpetual licenses and recognize revenue in accordance with accounting principles generally accepted in the United States of America, upon meeting each of the following criteria:

•	execution of a written purchase order, license agreement or contract;

•	delivery of software and authorization keys;

•	the license fee is fixed and determinable;

•	collectibility of the proceeds within six months is assessed as being probable; and

•	vendor-specific objective evidence exists to allocate the total fee to all elements of the arrangement.

          Vendor-specific objective evidence is based on the price generally charged when an element is sold separately, or if not yet sold separately, is established by authorized management. All elements of each order are valued at the time of revenue recognition. In situations where vendor-specific objective evidence does not exist or the fee is not fixed or determinable, revenue is recognized ratably over the life of the agreement. If installation is essential to the functionality of the software, license and consulting revenue is recognized upon completion of the installation.

          Sales made through distributors, resellers, and original equipment manufacturers are recognized at the time these partners report to the Company that they have sold the software or, alternatively, when the Company drop-ships the product to the end user, and after all revenue recognition criteria have been met.

          Service revenue includes maintenance revenue, which is deferred and recognized ratably over the maintenance period, and revenue from consulting and training services, which is recognized as services are performed.

Restructuring Charge

          During the quarter ended June 30, 2001, we recorded a restructuring charge of $816,000 related to redundancies and a reduction in force, resulting from the WebTrends merger and the resizing of our combined businesses. A total of 36 employees of NetIQ were terminated under this plan, of which 12 were in research and development and 24 were in sales and marketing. All employees were informed of their terminations and terminated by June 30, 2001. During the quarter ended June 30, 2001, $530,000 was paid out as termination benefits and $286,000 remained as a liability. The remaining liability is expected to be paid out during the year ending June 30, 2002.

Tender Offer

          On May 7, 2001 the Company announced a voluntary stock option exchange program for its employees. Under the program, Company employees were given the opportunity, if they so chose, to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date. The exchange was limited to employees who held options with an exercise price equal to or greater than $50.00 per share and those options with exercise prices lower than $50.00 granted on or after December 7, 2000. The grant price of the new options will be equal to the highest of (i) the closing selling price per share on the trading day immediately before the day of grant; (ii) the average of the high and low per share sales price on the day of grant; or (iii) the closing selling price on the day of grant. The new options will not be granted before December 10, 2001, which is six months and one day following the date on which the Company canceled the options accepted for exchange. A total of 1,364,957 options were tendered by employees under the program. The offer and the right to withdraw expired on June 7, 2001.

Acquisition of WebTrends Corporation

          On March 30, 2001 the Company acquired all of the outstanding shares of WebTrends Corporation (WebTrends) for 12.8 million shares of common stock valued at approximately $926 million, assumed 2.7 million employee stock options valued at approximately $133 million, of which $4.9 million was recorded as an increase in deferred stock-based compensation and will be amortized over the remaining vesting period of the options, and incurred approximately $11 million of direct merger costs for a total purchase price of approximately $1.1 billion. WebTrends provided web analytics and eBusiness intelligence software.

          The acquisition was accounted for as a purchase and, accordingly, the results of operations from the date of acquisition have been included in the consolidated financial statements. In connection with the acquisition, intangible assets of $975.8 million were acquired, of which $2.7 million is reflected as a one-time charge to operations for the write-off of acquired in-process research and development costs that had not reached technological feasibility and, in management’s opinion, had no probable alternative future use. This one-time charge is reflected in our consolidated statement of operations for twelve months ended June 30, 2001, within operating expenses. The remaining intangible assets of $973.1 million, comprised primarily of goodwill, are included in other assets in the accompanying consolidated balance sheets and are being amortized over three years.

          In addition to the NetIQ employees, we also terminated 49 employees of WebTrends and accrued $1.5 million related to the reduction in the workforce resulting from resizing the combined businesses. The cost of terminating the WebTrends employees was accounted for as part of the purchase price. Of the total, 9 were in research and development, 27 were in sales and marketing, and 13 in general and administration. All employees to be terminated were informed of their terminations prior to June 30, 2001. Of the total 49 employees, 39 employees were terminated of which 9 were in research and development, 27 were in sales and marketing, and 3 were in general and administration, during the quarter ended June 30, 2001. During the quarter ended June 30, 2001, $414,000 was paid out as termination benefits and $1.1 million remained as a liability. The remaining liability is expected to be paid out during the year ending June 30, 2002.

Licensing agreement with Microsoft Corporation

          On September 25, 2000, we entered into a licensing agreement with Microsoft Corporation whereby Microsoft licensed our Operations Manager product technology and source code for core operations management of Windows 2000 and Microsoft server applications. Microsoft agreed to pay us $175.0 million in license fees and up to $6.0 million in engineering co-development funds over a three-year period. License revenue from the Microsoft agreement was $25.0 million in fiscal year 2001, and is anticipated to be $15.0 million, $20.0 million, $25.0 million, and $25.0 million in the four fiscal quarters of the fiscal year ending June 30, 2002. For a period of three years, Microsoft also agreed to spend $5.0 million per year and pay us an additional $5.0 million per year to market the joint solutions. In addition, we became the Premier Independent Software Vendor (ISV) for Microsoft operations management solutions (the only vendor with such a designation) and became a Microsoft Global Technology Partner.

Acquisition of Software Realization, Inc.

          On July 17, 2000 the Company acquired all outstanding shares of Software Realization, Inc. (Software Realization) for cash of $745,000 and assumed liabilities of $528,000, and incurred $150,000 of direct merger costs, for a total purchase price of $1.4 million. Software Realization provided training and consulting services to NetIQ partners and customers. The acquisition was accounted for as a purchase and, accordingly, the results of operations from the date of acquisition have been included in the consolidated financial statements. In connection with the acquisition, goodwill of $919,000 was acquired which is being amortized over three years.

Acquisition of Mission Critical Software, Inc.

          On May 12, 2000 we acquired all of the outstanding shares of Mission Critical Software, Inc. (Mission Critical) for 18.8 million shares of common stock valued at $1.3 billion, assumed 4.9 million options valued at $285.0 million and incurred $9.4 million of direct merger costs, for a total purchase price of $1.6 billion. Mission Critical was a provider of systems administration and operations management software products for corporate and Internet-based Windows NT and Windows 2000 networks. The merger was accounted for using purchase accounting.

          In April 2000, prior to completing the merger with NetIQ, Mission Critical acquired all of the outstanding capital stock of Ganymede Software Inc. (Ganymede). Ganymede was a developer of network and application performance management solutions. The merger was accounted for using purchase accounting.

Acquisition of Sirana Software, Inc.

          On March 10, 2000 we acquired all outstanding shares of Sirana Software, Inc. for 27,000 shares of common stock and cash valued at $2.5 million plus $57,000 of direct merger costs, for a total purchase price of $2.5 million. Sirana was a developer of web-based enterprise analysis and reporting solutions for Microsoft BackOffice. The merger was accounted for using purchase accounting.

Other

          In September 1996, Compuware Corporation filed a complaint against the Company alleging misappropriation of trade secrets, copyright infringement, unfair competition and other claims. Compuware asserted these claims after a number of prior Compuware employees founded the Company or later joined the Company as officers and employees. These claims were settled and the complaint dismissed in March 1999.

Historical Results of Operations

          The following table sets forth our historical results of operations expressed as a percentage of total revenue for fiscal 2001, 2000, and 1999.

	Percentage of Total Revenue Year Ended June 30,
	2001	2000	1999
Consolidated Statements of Operations Data:
Software license revenue	75%	78%	85%
Service revenue	25	22	15

Total revenue	100	100	100

Cost of software license revenue	1	2	4
Cost of service revenue	6	4	6

Total cost of revenue	7	6	10

Gross profit	93	94	90

Operating expenses:
Sales and marketing	49	52	54
Research and development	21	21	20
General and administrative	8	10	16
Stock-based compensation	1	1	9
Write-off of acquired in-process research and development costs	2	22	—
Amortization of goodwill and intangibles	332	134	—
Restructuring charge	—	—	—

Total operating expenses	413	240	99

Loss from operations	(320)	(146)	(9)
Other income, net	13	15	1

Loss before income taxes	(307)	(131)	(8)
Income taxes	7	5	—

Net loss	(314)%	(136)%	(8)%

Cost of software license revenue, as a percentage of software license revenue	2%	2%	4%
Cost of service revenue, as a percentage of service revenue	25%	21%	40%

          On March 30, 2001 we completed the acquisition of WebTrends Corporation. On July 17, 2000 we completed the acquisition of Software Realization, Inc. On May 12, 2000 we completed the acquisition of Mission Critical Software, Inc., including the business and operations of Ganymede Software, Inc. On March 10, 2000 we completed the acquisition of Sirana Software, Inc. Results of these operations from the date of acquisition forward have been included in the consolidated financial statements. Accounting practices for all acquired companies have been conformed to those of NetIQ.

Comparison of Fiscal Years Ended June 30, 2001 and 2000

          Revenue.    Our total revenue increased to $166.9 million in fiscal 2001 from $47.9 million in fiscal 2000, representing growth of 248%. During this same period, our software license revenue increased to $125.7 million from $37.2 million, representing growth of 238%. The increase is due primarily to increases in the number of software licenses sold, reflecting increased acceptance of our products, expansion of our field and inside sales organizations and our third-party channel partners, and the inclusion of a full year of operations for Mission Critical, Ganymede, and Sirana in fiscal 2001, acquired in fiscal 2000, and our acquisition of WebTrends in March 2001. Service revenue increased to $41.3 million in fiscal 2001 from $10.7 million in fiscal 2000, representing growth of 286%. The increase was due primarily to maintenance fees associated with new software licenses and renewals by our existing customers. Service revenue increased as a percentage of total revenue due to the compounding effect of our base of installed licenses and due to a significant majority of our customers renewing their maintenance service agreements.

Cost of Revenue

          Cost of Software License Revenue.    Our cost of software license revenue includes the costs associated with software packaging, documentation, such as user manuals and CDs, and production, as well as non-employee commissions and royalties. Cost of software license revenue was $2.1 million and $800,000 in fiscal 2001 and fiscal 2000, respectively, representing 2% of related software license revenue in both years. The increase in dollar amount is due to the increase in license revenue.

          Cost of Service Revenue.    Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic and on-site maintenance and consulting services. Costs associated with training activities consist principally of labor and departmental expenses as well as training materials. Cost of service revenue was $10.2 million and $2.2 million in fiscal 2001 and fiscal 2000, respectively, representing 25% and 21% of related service revenue. The increase in dollar amount of cost of service revenue is primarily attributable to the growth in our installed customer base. Cost of service revenue as a percent of service revenue increased due primarily to hiring additional personnel to support our growing customer base, particularly including WebTrends service organization starting in Q4 of fiscal 2001, which provides more implementation services than NetIQ had prior to the merger. We expect service revenue to increase as our installed license base grows and, as a consequence, our cost of service revenue to increase in absolute dollars.

Operating Expenses

          Sales and Marketing.    Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, as well as expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows and lead generation activities. Sales and marketing expenses increased to $80.6 million in fiscal 2001 from $24.7 million in fiscal 2000. The increase in dollar amount was due primarily to the hiring of additional field sales, inside sales and marketing personnel, which increased to 465 people from 257 people at the end of each year, and expanding our sales infrastructure and third-party channel partners, as well as higher commissions. Sales and marketing expenses represented 49% and 52% of total revenue for fiscal 2001 and fiscal 2000, respectively. The decline in sales and marketing expenses as percentage of total revenue was principally the result of economies of scale resulting from the increased number of sales transactions, including follow-on sales to existing customers, as well as the allocation of marketing expenses over a substantially increased revenue base. We expect to continue hiring additional sales and marketing personnel and to increase promotion, advertising and other marketing expenditures in the future Accordingly, we expect sales and marketing expenses will increase in absolute dollars in future periods to support increases in our overall revenue.

          Research and Development.    Our research and development expenses consist primarily of salaries and other personnel-related costs, as well as facilities costs, consulting fees and depreciation. These expenses increased to $35.7 million in fiscal 2001 from $10.1 million in fiscal 2000, representing 21%, of total revenue in both fiscal years. This increase in dollar amount resulted principally from increases in engineering and technical writing personnel, which increased to 331 people from 189 people at the end of each year. To date, all research and development costs have been expensed as incurred in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 as our software development process is essentially completed concurrent with the establishment of technological feasibility. We expect to continue to devote substantial resources to product development such that research and development expenses will increase in absolute dollars in future periods.

          General and Administrative.    Our general and administrative expenses consist primarily of personnel costs for finance and administration, information systems and human resources, as well as directors and officers insurance, professional services expenses such as legal and accounting, and provision for doubtful accounts. General and administrative expenses increased to $13.1 million in fiscal 2001 from $4.8 million in fiscal 2000, representing 8% and 10% of total revenues, respectively. The increase in dollar amount was due primarily to increased staffing necessary to manage and support our growth. General and administrative personnel increased to 130 from 53 at the end of each fiscal year. The decrease in general and administrative expense as a percentage of total revenue was due primarily to the growth in total revenue. We believe that our general and administrative expenses will increase in absolute dollars as we expand our administrative staff, add new financial and accounting software systems and increase professional fees to manage our growth. We allocate costs associated with facilities and information systems to all functional groups.

          Stock-Based Compensation.    Deferred stock-based compensation represents the intrinsic value of options assumed in the acquisition of WebTrends and costs related to the grant of options at less than fair market value. The deferred amount is being amortized over the vesting periods of the assumed and granted options, which is generally four years. Deferred stock-based compensation of $4.9 million was recorded during fiscal 2001 due to the assumption of the WebTrends options in the acquisition. Due to employee attrition, $396,000 and $140,000 of deferred stock-based compensation was reversed during fiscal 2001 and 2000, respectively. During fiscal 2001 and fiscal 2000, we recognized stock-based compensation expense of $2.0 million and $696,000, respectively.

          Write-off of Acquired In-Process Research and Development Costs.    Related to our acquisition of WebTrends in fiscal 2001 and Mission Critical and Sirana in fiscal 2000 we wrote-off a total of $2.7 million in fiscal 2001 and $10.7 million in fiscal 2000 as charges to operations associated with the purchase of in-process technology that had yet not reached technological feasibility.

          In connection with the acquisitions of WebTrends in March 2001, Mission Critical in May 2000, and Sirana in March 2000, acquired technology included both existing technology and in-process research and development. The valuation of acquired technology was made by applying the income forecast method, which considers the present value of free cash flows by product lines. The key elements of the acquired companies’ development process include: design of user interface, developing code, integration with existing products, technical documentation, and testing. A project is considered to be technologically feasible when a prototype is available for beta or general release. At the date of acquisition, additional research and development effort was anticipated prior to the release of the products under development. Value was allocated to in-process research and development based on the discounted cash flow expected to be generated and considering the core technology resident in the in-process products, the acquired companies’ past experience with typical product life cycles, and expected demand from the acquired companies customers for new products. Acquired in-process technologies were charged to operations, as the technologies did not have alternative future uses as of the date of the acquisition.

          Amortization of Goodwill and Intangibles.    During fiscal 2001 and fiscal 2000, we amortized $554.7 million and $64.2 million of the goodwill and intangibles recognized in the acquisitions of WebTrends, Mission Critical, Sirana, and Software Realization. We expect to amortize approximately $794.0 million of goodwill and intangibles during fiscal 2002.

          In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We will adopt SFAS No. 142 for our fiscal year beginning July 1, 2002. Upon adoption of SFAS 142, we will stop the amortization of goodwill with an expected net carrying value of approximately $920 million at the date of adoption that resulted from business combinations completed prior to the adoption of SFAS No. 141. We will evaluate goodwill under the SFAS No. 142 transitional impairment test and have not yet determined whether or not there is an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

          Restructuring Charge.    During the quarter ended June 30, 2001, we recorded a restructuring charge of $816,000 related to redundancies and a reduction in force, resulting from the WebTrends merger and the resizing of the combined businesses. A total of 36 employees have been terminated under this plan, of which 12 were in research and development and 24 were in sales and marketing. All employees terminated were terminated before June 30, 2001. During the quarter ended June 30, 2001, $530,000 was paid out as termination benefits and $286,000 remained as a liability. The remaining liability is expected to be paid out during the year ending June 30, 2002.

          Other Income, Net.    Other income, net, represents interest income earned on our cash and cash equivalent balances, short-term investments, interest expense, and foreign currency transaction gains and losses. For fiscal 2001 and fiscal 2000, other income, net, was $21.8 million and $7.3 million, respectively. The increase in other income, net is due primarily to the increase in total cash and cash equivalents and short-term investment balances in fiscal 2001 from cash generated by operations and funds obtained in the acquisition of WebTrends in fiscal 2001 and Mission Critical in fiscal 2000.

          Income Taxes.    We recorded income tax expense of $10.6 million and $2.4 million in fiscal 2001 and fiscal 2000, respectively, mainly due to the non-deductibility of the write-off of acquired in-process research and development costs and goodwill amortization, for income tax purposes. The tax benefit associated with dispositions from employee stock plans reduced federal and certain state income taxes currently payable to zero in fiscal 2001 and 2000.

Comparison of Fiscal Years Ended June 30, 2000 and 1999

          Revenue.    Our total revenue increased to $47.9 million in fiscal 2000 from $21.6 million in fiscal 1999, representing growth of 122%. During this same period, our software license revenue increased to $37.2 million from $18.4 million, representing growth of 102%. The increase is due primarily to increases in the number of software licenses sold, reflecting increased acceptance of our AppManager products, expansion of our field and inside sales organizations and our third-party channel partners, and effects of the merger with Mission Critical, Ganymede and Sirana. Service revenue increased to $10.7 million in fiscal 2000 from $3.1 million in fiscal 1999, representing growth of 241%. The increase was due primarily to the compounding effect of our base of installed licenses and due to a significant majority of our customers renewing their maintenance service agreements.

Cost of Revenue

          Cost of Software License Revenue.    Our cost of software license revenue includes the costs associated with software packaging, documentation, such as user manuals and CDs, and production, as well as non-employee commissions and royalties. Cost of software license revenue was $800,000 and $755,000 in fiscal 2000 and fiscal 1999, respectively, representing 2% and 4% of related software license revenue. The percentage decrease is due to economies of scale and lowering of royalty expense, as our new products incorporate a lesser amount of third-party technologies.

          Cost of Service Revenue.    Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic and on-site maintenance and consulting services. Costs associated with training activities consist principally of labor and departmental expenses as well as training materials. Cost of service revenue was $2.2 million and $1.3 million in fiscal 2000 and fiscal 1999, respectively, representing 21% and 40% of related service revenue. The increase in dollar amount of cost of service revenue is primarily attributable to the growth in our installed customer base. Cost of service revenue as a percent of service revenue declined due primarily to economies of scale achieved as our revenue and installed base have grown.

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

          General and Administrative.    Our general and administrative expenses consist primarily of personnel costs for finance and administration, information systems and human resources, as well as directors and officers insurance, professional services expenses such as legal and accounting, and provision for doubtful accounts. The decrease in general and administrative expense as a percentage of total revenue in fiscal 2000 was due primarily to the growth in total revenue. General and administrative expenses increased to $4.8 million in fiscal 2000 from $3.3 million in fiscal 1999, representing 10% and 16% of total revenues, respectively. The increase in dollar amount was due primarily to increased staffing necessary to manage and support our growth. General and administrative personnel increased to 53 people at June 30, 2000, from 14 people at June 30, 1999. Legal expenses have been a significant cost in 1999, amounting to $966,000. Higher legal costs were principally due to litigation with Compuware, where a settlement was reached in January 1999 final documentation entered into and claims subsequently dismissed in March 1999. During fiscal 1999 we recorded $364,000 of expenses associated with the settlement of litigation with Compuware related to the exercise of warrants in connection with our initial public offering of our common stock on July 29, 1999.

          Stock-Based Compensation.    Deferred stock-based compensation represents the costs related to grant of options at less than fair market value. The deferred amount is being amortized over the vesting periods of the options, which is generally four years. No deferred stock-based compensation was recorded during fiscal 2000. However, due to employee attrition, $140,000 of deferred stock-based compensation was reversed during fiscal 2000. During fiscal 1999, we recorded deferred stock-based compensation of $3.0 million, relating to stock option grants to employees and non-employees. These amounts are being amortized over the vesting periods of the granted options, which is generally four years for employees. During fiscal 2000 and fiscal 1999, we recognized stock-based compensation expense of $696,000 and $1.9 million, respectively. At June 30, 2000, total deferred stock-based compensation was $1.3 million.

          Write-off of Acquired In-Process Research and Development Costs.    Related to our acquisition of Mission Critical and Sirana we wrote-off a total of $10.7 million in fiscal 2000 as a charge to operations associated with the purchase of in-process technology that had not yet reached technological feasibility.

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

          Amortization of Goodwill and Intangibles.    During fiscal 2000 we amortized $64.2 million of the goodwill and intangibles recorded in the merger with Mission Critical and acquisition of Sirana.

          Other Income, Net.    Other income, net, represents interest income earned on our cash and cash equivalent balances, short-term investments and interest expense on our equipment loans and loan subordinated to our bank line of credit. For fiscal 2000 and fiscal 1999, other income, net, was $7.3 million and $108,000, respectively. The increase in interest income, net is primarily due to increased cash and cash equivalents and short-term investment balances in fiscal 2000 from the proceeds of our public offerings and from cash obtained in the merger with Mission Critical.

          Income Taxes.    We recorded income tax expense of $2.4 million for fiscal 2000 mainly due to the non-deductibility of the write-off of acquired in-process research and development costs and goodwill amortization, for income tax purposes. We incurred net operating losses in fiscal 1999, and consequently paid no federal, state or foreign income taxes.

Effects of Recent Accounting Pronouncements

          In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. The Company adopted SFAS No. 133 effective July 1 2000. Adoption of this statement did not have a material impact on our financial position or results of operations.

          In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25. FIN 44 clarifies certain elements of APB Opinion No. 25. Among other issues, this interpretation clarifies: the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non-compensatory, the accounting consequences of various modifications to the terms of a previously fixed stock option award, and the accounting for an exchange of stock compensation in a business combination. This interpretation is effective for us in fiscal 2001. Adoption of this interpretation did not have a material impact on our financial position or results of operations.

          In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We will adopt SFAS No. 142 for the fiscal year beginning July 1, 2002. Upon adoption of SFAS 142, we will stop the amortization of goodwill with an expected net carrying value of approximately $920 million at the date of adoption and annual amortization of approximately $753 million that resulted from business combinations completed prior to the adoption of SFAS No. 141. We will evaluate goodwill under the SFAS No. 142 transitional impairment test and have not yet determined whether or not there is an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

Liquidity and Capital Resources

          As of June 30, 2001, we had $89.5 million in cash and cash equivalents and $377.3 million in short-term investments.

          Our operating activities resulted in net cash inflows of $52.8 million, $4.0 million, and $2.0 million in fiscal 2001, 2000, and 1999, respectively. Sources of cash during these periods were principally from increases in deferred revenue and accrued compensation. Uses of cash in these periods were principally increases in accounts receivable and other liabilities, and net losses in all three years offset by depreciation and amortization, write-off of acquired research and development costs, tax benefit from disqualifying dispositions, and stock-based compensation.

          Our investing activities resulted in net cash outflows (inflows) of $181.4 million, ($35.8) million, and $1.4 million in fiscal years 2001, 2000, and 1999, respectively. Uses of cash were principally net purchases of short-term investments of $144.5 million and $45.1 million in fiscal years 2001 and 2000, respectively. Additional uses of cash were for purchases of property and equipment of $42.5 million, $2.2 million, and $1.4 million in fiscal years 2001, 2000, and 1999, respectively, including the purchase in August 2000 of an 85,000 square foot facility for our corporate offices in San Jose, California for a total purchase price of $28.2 million. Sources of cash were principally cash received in the acquisitions of WebTrends and Software Realization in fiscal 2001 of $6.8 million and cash received in the acquisition of Mission Critical and Sirana Software in fiscal 2000 of $83.2 million.

          Financing activities resulted in net cash inflows of $30.5 million, $138.2 million, and $5.6 million, in fiscal 2001, 2000, and 1999, respectively. Sources of cash during these periods were principally from the sale of common stock in our public offerings and exercises of stock options. Sources of cash in fiscal 1999 also included $5.4 million from the proceeds of the $5.0 million loan from Compuware and borrowings on our bank credit facility. Uses of cash were principally for the repayment of the loan to Compuware and our bank to retire short-term and long-term debt of $2.1 million in fiscal 2000.

          Deferred revenue consists principally of the unrecognized portion of revenue received under maintenance service agreements. These amounts are recognized ratably over the term of the service agreement. Deferred revenue was $33.1 million at June 30, 2001.

          As of June 30, 2001, we do not have any significant commitments outstanding other than under operating leases. See Note 12 to the Consolidated Financial Statements for additional information regarding our obligations.

          We believe that the net proceeds from our public offerings, together with our cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for the next 12 months. Thereafter, we may require additional funds to support our working capital requirements, or for other purposes, and may seek to raise such additional funds through public or private equity financings or from other sources, however, we may not be able to obtain adequate or favorable financing at that time.

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

Factors That May Affect Future Operating Results

          The following risk factors and other information included in this report should be carefully considered, although the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

We may not be able to sustain the revenue growth rates we have previously experienced.

          Although our revenues have grown rapidly in recent years, we may not continue to experience this rate of revenue growth. If our revenue does not increase at or above the rate financial or industry analysts expect, the trading price of our common stock may decline.

          In the second half of fiscal 2001, revenue decreased as a result of our sales cycle lengthening due to a general slowdown in the US economy. Further, the recent terrorist attacks on the United States may cause increased instability in the global economic environment, potentially causing a worldwide recession.

          Increasing competition could also impact our revenue growth. Additionally, it will be more difficult to maintain high growth rates in revenue as the base of our revenue expands. Our efforts to expand our software product suites, sales and marketing activities, direct and indirect distribution channels and maintenance and support functions and to pursue strategic relationships or acquisitions may not succeed or may prove more expensive that we currently anticipate. As a result, we cannot predict our future operating results with any degree of certainty and our operating results may vary significantly from quarter to quarter.

We have a history of losses and may experience losses in the future.

          Since our inception, we have incurred significant net losses, although in recent quarters we have achieved profitability, excluding amortization of stock-based compensation, goodwill and intangible assets. It is expected that we will continue to incur significant sales and marketing, product development and administrative expenses. Currently, under accounting principles generally accepted in the United States of America, we amortize all intangible assets, including goodwill, from acquisitions occurring prior to July 1, 2001 over the useful lives of such assets. However, beginning July 1, 2002 certain intangible assets, including goodwill, will be maintained on the balance sheet rather than being amortized, although they may eventually be written down to the extent they are deemed to be impaired. To the extent that we amortize goodwill and other intangible assets created in our acquisitions, we are unlikely to generate net income until the goodwill and other intangible assets are fully amortized or amortization is discontinued.

Unanticipated fluctuations in our operating results may make it difficult to predict our future performance and may result in volatility in the market price of our common stock.

          We may experience significant fluctuations in our operating results. We believe that quarter-to-quarter financial comparisons are not necessarily meaningful indicators of our future operating results and should not be relied on as an indication of future performance. If our quarterly operating results fail to meet the expectations of analysts, the trading price of our common stock could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future due to a number of factors described elsewhere in this report, including many that are beyond our control.

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

          In September 2000, we licensed a substantial portion of our Operations Manager technology to Microsoft for $175.0 million, payable over three years. Microsoft may use the technology broadly with respect to Windows 2000, but its use is limited with respect to Windows NT. We have also agreed to provide limited engineering resources for a fee and to develop and market products that operate with the products that Microsoft plans to offer based on our technology. We anticipate significant benefits from the agreement, but it also poses significant risks, including:

•
Potential loss of revenue from existing Operations Manager and AppManager products until we establish revenue from products that operate with Microsoft’s new products. The faster the rate of customer adoption of Windows 2000, the greater the potential loss of revenue from operations management products. Faster adoption of Windows 2000 may increase our opportunity for additional revenue from licenses of our migration tools and new products that operate with those Microsoft plans to offer. However, this additional revenue may not be sufficient to offset the loss of revenue from our Operations Manager and AppManager products;

•	Difficulties associated with coordinating some of our new product offerings with future releases of products from Microsoft;

•	The difficulty of creating new products that support and operate efficiently with Microsoft’s new products, in particular Microsoft Operations Manager;

•	The difficulty of creating new products that operate with operating systems other than Windows NT or Windows 2000 (Windows NT/2000);

•	Customer acceptance of new product offerings;

•	Potential competition from Microsoft and other systems management providers for any new products that we may create; and

•	Potential reduction of revenue or linearity of revenue from month to month as customers evaluate the resulting product strategies of Microsoft, other systems management companies and ours.

          We may not realize the benefits we expect from the license agreement, which could have a material adverse effect on our business, financial condition and operating results. Furthermore, if Microsoft partners with one our competitors for operations management products we may be disadvantaged in our efforts to develop new products compatible with Windows 2000 and future operating systems.

We will continue to depend on our marketing, product development and sales relationship with Microsoft, and if this relationship suffers, our customers would likely purchase other vendors’ systems management software products.

          We believe that our success in penetrating target markets for our systems management products depends part on our ability to maintain strong strategic marketing, product development and sales relationships with Microsoft. Our relationship with Microsoft will be important to validate our technology, facilitate broad market acceptance of our products and enhance our sales, marketing and distribution capabilities.

          We currently rely heavily on our relationship with Microsoft and we attempt to coordinate our systems management product offerings with the future releases of Microsoft’s operating systems. It is possible that Microsoft may not notify us of feature enhancements to its products prior to new releases of its operating systems in the future. In that case, we may not be able to introduce products on a timely basis that capitalize on new operating system releases and feature enhancements.

We may not be able to develop acceptable new products, services or enhancements to our existing products at the rate required by our rapidly changing market.

          Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high quality products, product enhancements, and services on a timely basis and by keeping pace with technological developments and emerging industry standards. The market for some of our products is in the early stage of development and is rapidly evolving. As is common in such new and rapidly evolving industries, demand and market acceptance for recently introduced products are subject to high levels of uncertainty and risk. Furthermore, new products can quickly render obsolete products that were only recently in high demand.

New products and services may present additional and unanticipated risks.

          As we introduce new products and services such as hosted services on-line we may encounter risks not present in our current business. We must anticipate and manage these risks, which may include new regulations, competition, technological requirements and our own ability to deliver or maintain reliable services to our customers or partners. Failure to do so may result in unrecovered costs, loss of market share or adverse publicity.

Our failure to integrate WebTrends effectively could have a material adverse effect on our business, financial condition and operating results and could result in loss of key personnel.

          We have made significant progress in integrating the management teams, strategies, culture, operations, technology, and products of the two companies. However, the breadth and the complexity of the combined organization are much greater. As a result, we must develop new techniques to effectively manage multiple geographic locations, develop new products that utilize the assets and resources of both companies, and continue to develop uniform standards, controls, procedures, policies, and information systems to realize the anticipated benefits from the acquisition. We must effectively manage post-acquisition risks that may lead to the potential disruption of our ongoing business, our relationships with employees and customers, and distraction of our management.

          These risks are particularly challenging because we have completed other sizable acquisitions in the last two years. If we do not succeed in addressing these risks or any other problems encountered in connection with the merger, our operating results and financial condition would be adversely affected.

The acquisition of WebTrends could adversely affect combined financial results.

          We believe that the acquisition of WebTrends will have an ongoing positive effect on earnings per share before taking into account the write-off of acquired in-process research and development costs, and amortization of stock-based compensation, goodwill and intangible assets. However, the dilution associated with the shares issued in the acquisition could reduce earnings per share if the potential benefits of the acquisition are not realized.

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

          We believe the principal factors that will draw end-users to eBusiness infrastructure management and intelligence solutions products include: breadth of product offering and depth of product functionality; scalability; product quality and performance, conformance to industry standards, competitive price and customer support. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors’ innovations by continuing to enhance our products and sales channels.

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

          The market for eBusiness infrastructure management and intelligence solutions software may not develop or may grow more slowly than we anticipate, and this could materially and adversely affect our ability to grow our business, sell our products, and maintain profitability on an operating basis. The rate of acceptance of our products is dependent on the increasing complexity of businesses’ operating environments as businesses deploy additional servers and applications. Many companies have been addressing their eBusiness infrastructure management and intelligence needs internally and only recently have become aware of the benefits of third-party solutions. Our future financial performance will depend in large part on the continued growth in the number of businesses adopting third-party applications management software products and their deployment of these products on an enterprise-wide basis.

The lengthy sales cycle for our products makes our revenues susceptible to fluctuations.

          The delay or failure to complete sales, particularly large enterprise-wide sales, in a quarter or fiscal year would reduce our quarterly and annual revenue. We have traditionally focused on sales of our products to workgroups and divisions of a customer, resulting in a sales cycle ranging between 90 and 180 days. The sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including customers’ budgetary constraints and internal acceptance procedures, installation requirements, and the introduction or announcement of new products by our company, competitors or Microsoft. In recent quarters we have experienced increased financial and purchasing review cycles from many of our customers as a result of the economic slowdown.

          We offer a broader range of products after the acquisition of WebTrends that may require increased selling effort for the customer’s entire enterprise than has historically been required. The sales cycle for these enterprise-wide sales typically can be significantly longer than the sales cycle for smaller-sized departmental sales. Enterprise-wide sales of the combined company’s products require an extensive sales effort throughout a customer’s organization because decisions to license and deploy this type of software generally involve the evaluation of the software by many people in various functional and geographic areas, each of whom may have specific and conflicting requirements. This evaluation process often requires significant efforts to educate information technology decision-makers about the benefits of our products. In addition, enterprise-wide deployments could also erode per-user license fees even though average sales prices might increase.

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

          The market price of our common stock has been highly volatile and we expect that our stock price will continue to fluctuate. The value of an investment in NetIQ could decline due to the impact of any of the following factors upon the market price of our common stock: growth rate expectations for the Internet sector generally; variations in our actual and anticipated operating results; changes in our earnings estimates by analysts; and our failure to meet analysts’ performance expectations.

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

          Our future success will depend in large part on our ability to attract and retain experienced sales, research and development, marketing, technical support and management personnel. New employees will likely require substantial training in the use of the combined company’s products, which in turn will require significant resources and management attention. If we do not attract and retain such personnel, this could materially and adversely affect our ability to grow our business.

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

          Our success will depend to a significant extent on the continued services of our executive officers and other key employees, including key sales, consulting, technical and marketing personnel. If we lose the services of one or more of our executives or key employees, including if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with us, this could harm our business and could affect our ability to successfully implement our business objectives. Glen Boyd and Eli Shapira, co-founders of WebTrends, resigned in August 2001 and September 2001, respectively.

Errors in our products could result in significant costs to us and could impair our ability to sell our products.

          Because our software products are complex, they may contain errors, or “bugs,” that could be detected at any point in a product’s life cycle. These errors could materially and adversely affect our reputation, result in significant costs to us and impair our ability to sell our products in the future. The costs we may incur in correcting any product errors may be substantial and could decrease our profit margins. While we expect to continually test our products for errors and work with customers through our customer support services organization to identify and correct bugs, errors in our products may be found in the future. Testing for errors is complicated in part because it is difficult to simulate the highly complex computing environments in which our customers use these products as well as because of the increased functionality of our product offerings. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, increased service and warranty costs or exposure to product liability litigation. Moreover, because our products will support operating systems and applications, any software errors or bugs in the operating server software or the systems and applications that our products operate with may result in errors in the performance of our software.

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

          Third parties may claim that our current or future products infringe their proprietary rights, and these claims, whether they have merit or not, could harm our business by increasing our costs or reducing our revenue. We previously litigated a claim with Compuware alleging that we had infringed a third party’s intellectual property rights. In 1999, WebTrends was involved in an intellectual property dispute with WebSideStory, Inc. Although these claims have been settled, any future claims could affect our relationships with existing customers and may prevent future customers from licensing our products. The intensely competitive nature of our industry and the importance of technology to our competitors’ businesses may contribute to the likelihood of being subject to third party claims of this nature. Any such claims, with or without merit, could be time consuming, result in potentially significant litigation costs, including costs related to any damages we may owe resulting from such litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. Such claims could also force us either to stop selling, incorporating or using products or services that incorporate the challenged intellectual property or to redesign those products or services that incorporate such technology. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry grows and the functionality of products in different industry segments overlaps.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, short-term investments, trade accounts, and accounts payable. We consider investments in highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

          Principally our business is transacted in United States dollars. In fiscal 2001, 7% of our invoices were in currencies other than the United States dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Belgium, Canada, Denmark, France, Germany, Italy, Japan, Singapore, Spain, Sweden, Switzerland, and the United Kingdom. We believe that a natural hedge exists in some local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of June 30, 2001, we had no hedging contracts outstanding.

          At June 30, 2001 we had $89.5 million in cash and cash equivalents, and $377.3 million in short-term investments. Based on our cash, cash equivalents and short-term investments at June 30, 2001, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $2.3 million.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and supplementary financial information required to be filed under this Item are presented in Item 14 and the Schedule of Valuation and Qualifying Accounts which follows Item 14.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth information regarding the executive officers and directors as of June 30, 2001.

Name	Age	Position
Ching-Fa Hwang	52	President, Chief Executive Officer and Director
James A. Barth	58	Senior Vice President, Finance, Chief Financial Officer and Secretary
Glenn S. Winokur	42	Chief Operating Officer
Thomas P. Bernhardt	48	Senior Vice President, Chief Technology Officer and Director
W. Glen Boyd*	34	Chief Information Officer
Flint J. Brenton	45	Senior Vice President, Engineering
Her-Daw Che**	52	Senior Vice President, UNIX Technology
Thomas R. Kemp	35	Senior Vice President, Products
Mark P. Marron***	40	Senior Vice President, Worldwide Sales
Daniel J. Meub	48	Senior Vice President, eServices
Richard J. Pleczko	43	Senior Vice President, Marketing
Mark E. Reed****	50	Senior Vice President, Business Development
Elijahu Shapira*****	35	Chief Strategy Officer and Director
Alan W. Kaufman (1)(2)(3)	63	Director
Michael J. Maples (1)	58	Director
Scott D. Sandell (2)	36	Director
Ying-Hon Wong (1)(2)(3)	43	Director

*	Resigned as of August 31, 2001
**	Resigned effective October 31, 2001
***	Joined on August 27, 2001
****	Resigned as of August 15, 2001
*****	Resigned effective September 30, 2001, but will continue as a director
(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.
(3)	Member of Nominating Committee.

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

          James A. Barth has served as NetIQ’s Chief Financial Officer and Secretary since March 1999. November 2000, Mr. Barth was named Senior Vice President, Finance and Administration and prior to that he served as Vice President, Finance. From November 1997 until March 1999, Mr. Barth served as the Vice President, Chief Financial Officer and Secretary of Interlink Computer Sciences, a developer of enterprise networking software designed for the IBM mainframe platform. From October 1994 to August 1997, Mr. Barth served as Executive Vice President, Chief Financial Officer and Secretary of MagiNet, a provider of interactive entertainment and information systems for hotels. From March 1994 to October 1994, he served as Vice President and Chief Financial Officer at ACC Microelectronics, a semiconductor company. From 1982 to March 1994, Mr. Barth served as Vice President, Chief Financial Officer and Secretary at Rational Software, a developer of software engineering tools. Mr. Barth holds a B.S. in business administration from the University of California at Los Angeles and is a certified public accountant.

          Glenn S. Winokur was named Chief Operating Officer of NetIQ in July 2001. Prior to that he served as NetIQ’s Senior Vice President, Worldwide Sales since November 2000 and as Vice President, Worldwide Sales since October 1999. Prior to his promotion to Vice President, Worldwide Sales, Mr. Winokur served as NetIQ’s Vice President, Sales since May 1997 and from May 1996 to April 1997, Mr. Winokur served as NetIQ’s Director of Sales. From March 1994 to May 1996, Mr. Winokur served as Regional Sales Manager at Compuware. Mr. Winokur has a B.S. in business administration and marketing from the University of Illinois.

          Thomas P. Bernhardt has served as Senior Vice President, Chief Technology Officer and as a director since November 2000. He served as NetIQ’s Chief Technology Officer and as a director from May 2000, when Mission Critical became a wholly owned subsidiary of NetIQ, to November 2000. Mr. Bernhardt is a founder of Mission Critical and served as a director there since July 1996. Mr. Bernhardt was a consultant to Mission Critical from September 1996 to January 1997, when he joined Mission Critical on a full time basis as Chief Technology Officer. From February 1998 to May 1998, he also served as Mission Critical’s interim President and Chief Executive Officer. From January 1989 to December 1996, Mr. Bernhardt was a consultant with RCG International, an information technology consulting services company. Mr. Bernhardt holds a B.S. in experimental psychology from the University of Notre Dame.

          W. Glen Boyd served as Chief Information Officer of NetIQ after WebTrends Corporation was acquired in March 2001, until his resignation as of August 31, 2001. Mr. Boyd co-founded WebTrends Corporation, serving at various times as Chief Technology Officer, President, Vice President and Secretary and as a director from September 1993. Prior to WebTrends, from October 1990 to January 1993, Mr. Boyd was a Section Manager for the AntiVirus Commute and PCTools product lines at Central Point Software (now a division of Symantec).

          Flint J. Brenton was named Senior Vice President of Engineering of NetIQ in November 2000. From August 1999 to October 2000, Mr. Brenton served as Vice President of Worldwide eCommerce at Compaq Computer Corporation. From 1996 to 1999, Mr. Brenton served as Director of Product Development at BMC Software. From 1995 to 1996, Mr. Brenton served as General Manager at I-NET, Inc. From 1984 to 1994, Mr. Brenton held various executive and manager positions with IBM. Mr. Brenton holds a B.S. in accounting from Mount Union College and a Masters in business and public management from Rice University.

          Her-Daw Che co-founded NetIQ and has served as NetIQ’s Senior Vice President, Unix Technology from November 2000 and prior to that as Vice President, Engineering, and as a director since November 1995. From September 1993 to July 1995, Mr. Che served as the Director of Engineering of the EcoSystems Business Group at Compuware. Mr. Che co-founded EcoSystems and served as its Director of Engineering from its inception until its sale to Compuware. Mr. Che holds a B.S. in electrical engineering from National Taiwan University and an M.S. in computer science and a Ph.D. in computer science from the University of Pennsylvania.

          Thomas R. Kemp was named Senior Vice President of Products in November 2000 and has served as NetIQ’s Vice President of Products since May 2000. Mr. Kemp served as our Vice President Marketing from May 1997 until May 2000. From January 1996 to April 1997, Mr. Kemp served as our Director of Products. From April 1995 to November 1995, he served as a Director of Product Management at Compuware and from August 1993 to March 1995, he served as a Manager of Systems Engineers at Compuware. From July 1992 to July 1993, Mr. Kemp served as a Manager of System Engineers at EcoSystems until its sale to Compuware. Prior to July 1992, Mr. Kemp held various consulting and marketing positions at Oracle Corporation, a database management company. Mr. Kemp holds a B.S. in computer science and history from the University of Michigan.

          Mark P. Marron joined NetIQ in August 2001 as Senior Vice President, Worldwide Sales. Prior to joining NetIQ, from 1999 to August 2001, Mr. Marron served as General Manager Worldwide Channel Sales for Computer Associates International Inc. From 1997 to 1999, he served as Senior Vice President of Channel Sales and Operations for Europe, Middle East and Africa; from 1993 to 1997 he served as Senior Vice President of Channel Sales for U.S., and from 1991 to 1993, he served as Vice President of Telesales at Computer Associates International, Inc. From 1989 to 1991 he served as District Sales Manager/Account Manager at On Line Software International, and from 1988 to 1989, he was National Account Manager at Information Sciences, Inc. Mr. Marron holds a B.S. in computer science from Montclair State University.

          Daniel J. Meub has served as Senior Vice President, eServices of NetIQ after WebTrends Corporation was acquired in March 2001. At WebTrends, he served as Chief Operating Officer from February 2000 to March 2001, Senior Vice President of Marketing and Sales from April 1999 to February 2000, and Vice President of Marketing from December 1998 to April 1999. From December 1996 to October 1998, Mr. Meub served as the President and Chief Executive Officer of Adaptive Solutions Inc., a supplier of forms processing software and imaging solutions for the health care and governmental markets, which filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code due to insolvency. From January 1995 to November 1996, Mr. Meub served as the Executive Vice President of Marketing and Product Development of Now Software Inc., a supplier of time management and utility software. Mr. Meub has served in a variety of sales and marketing roles since 1976. Mr. Meub holds a B.A. from Stanford University and an M.B.A. from Northwestern University.

          Richard J. Pleczkow as named Senior Vice President of Marketing in November 2000 and served as NetIQ’s Vice President of Marketing after Mission Critical was acquired in May 2000. Prior to the merger in May 2000, he served as Mission Critical’s Vice President of Marketing and Product Management beginning December 1998. From May 1998 to December 1998, Mr. Pleczko served as Senior Vice President of World Wide Marketing at PLATINUM Technology, a software company. From April 1985 until May 1998, Mr. Pleczko served in various managerial positions with Learmonth & Burchett, the most recent of which was Senior Vice President, Marketing and Product Development.

          Mark E. Reed served as Senior Vice President, Business Development of NetIQ after WebTrends was acquired in March 2001, until his resignation as of August 15, 2001. In September 2000, Mr. Reed joined WebTrends as Senior Vice President of Corporate Development. In 1997 Mr. Reed founded High Ground Partners LLC, a leading high tech consulting firm. During this time, Mr. Reed served in executive positions, including Chief Executive Officer, of several technology companies. From May 1993 to September 1997, he served as Senior Vice President of Sales, Marketing and Services at In Focus Systems, and as President and Chief Executive Officer of Genigraphics, a wholly owned subsidiary of In Focus Systems. Mr. Reed holds a B.S. from the University of Phoenix.

          Elijahu Shapira has served as Chief Strategy Officer and as a director of NetIQ after WebTrends Corporation was acquired in March 2001. Mr. Shapira resigned from his position as CSO effective September 30, 2001. Mr. Shapira co-founded WebTrends Corporation and served as its Chief Executive Officer since December 1997 and as a director since September 1993. From September 1994 to November 1995 and from November 1996 to December 1998, he served as WebTrend’s Vice President and Secretary. Before founding WebTrends, Mr. Shapira was the product development manager for the anti-virus product line at Central Point Software. Prior to Central Point, he served as the Vice President of Business Development for Carmel Software Engineering, a network security and encryption products company.

          Alan W. Kaufman has been a director of NetIQ since August 1997. Since August 1997, Mr. Kaufman has served as a director of QueryObject Systems, which develops and markets proprietary business intelligence software, he served as their Chairman of the Board from May 1998 to October 1999, and he served as their President and Chief Executive Officer from October 1997 to December 1998. From December 1996 to October 1997, Mr. Kaufman was an independent consultant. From April 1986 to December 1996, Mr. Kaufman held various positions at Cheyenne Software, most recently as Executive Vice President of Worldwide Sales. Mr Kaufman is also a director of Global Telecommunications Solutions, a provider of prepaid phone cards, and was the founding President of the New York Software Industry Association. Mr. Kaufman holds a B.S. electrical engineering from Tufts University.

          Michael J. Maples is a director of NetIQ, having previously served as a director of Mission Critical beginning April 1999. Mr. Maples manages private investments. From April 1988 to July 1995, Mr. Maples held various management positions at Microsoft Corporation, the most recent of which was Executive Vice President of the Worldwide Products Group and a member of the office of the president. Prior to that, he served as a Director of Software Strategy for IBM. He also serves as a director of J.D. Edwards & Company, an enterprise software company. Mr. Maples is also a member of the Board of Visitors for the Engineering School at the University of Oklahoma and the College of Engineering Foundation Advisory Council at the University of Texas at Austin. Mr. Maples holds a B.S. degree in electrical engineering from the University of Oklahoma and an M.B.A. degree from Oklahoma City University.

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

Agreements with Certain Executive Officers and Directors

          NetIQ entered into employment agreements with Elijahu Shapira, former Chairman and Chief Executive Officer of WebTrends, and W. Glen Boyd, former President and Chief Technical Officer of WebTrends, on January 16, 2001 that provided for certain benefits and the terms of their employment with NetIQ following the merger. As a result of his resignation and pursuant to his employment agreement, Mr. Boyd is precluded from selling his NetIQ shares until March 30, 2002, the first anniversary of the merger. Mr. Shapira has entered into a revised agreement with NetIQ pursuant to which he may continue selling up to 250,000 of his NetIQ shares each quarter until March 30, 2002, so long as he remains a director of NetIQ.

Classified Board

          Our certificate of incorporation and bylaws provide for a board of directors of nine members consisting of three classes of directors, each serving staggered three-year terms. As a result, a portion of our board of directors is elected each year. Directors are elected for three-year terms. We currently have seven directors. Alan W. Kaufman, Scott Sandell, and Elijahu Shapira have been designated Class I directors who term expires at the 2002 annual meeting of stockholders; Michael J. Maples and Ying-Hon Wong have been designated Class II directors whose term expires at the 2003 annual meeting of stockholders; and Ching-Fa Hwang and Thomas P. Bernhardt have been designated as Class III directors whose term expires at the 2001 annual meeting of stockholders.

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

Compensation Committee Interlocks and Insider Participation

          Our Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for our directors, officers and other employees and administering various incentive compensation and benefit plans. Ching-Fa Hwang, our President and Chief Executive Officer, and a member of our board of directors, participates in all discussions and decisions regarding salaries and incentive compensation for all of our employees and consultants, except that he is excluded from discussions regarding his own salary and incentive compensation. No interlocking relationship exists between any member of our compensation committee and any member of any other company’s board of directors or compensation committee.

ITEM 11.     EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the section captioned “Executive Compensation” contained in the Proxy Statement to be filed in connection with our 2001 Annual Meeting of Stockholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Record Date and Shares Outstanding” contained in the Proxy Statement to be filed in connection with our 2001 Annual Meeting of Stockholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” contained in the Proxy Statement to be filed in connection with our 2001 Annual Meeting of Stockholders.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements of the Company and the Report of Deloitte & Touche LLP, Independent Auditors, are included in this Report on the pages indicated:

          2.  Financial Statement Schedules. The following financial statement schedule of the Company for the years ended June 30, 2001, 2000, and 1999 is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

Schedule	Title	Page
II	Valuation and Qualifying Accounts	62

          Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits.

Exhibit Number	Description
3(a)†	Restated Certificate of Incorporation of NetIQ (incorporated by reference to the exhibit of the same name filed with NetIQ’s Registration Statement on Form S-4, declared effective February 23, 2001)

3(c)†	Restated Bylaws of NetIQ (incorporated by reference to the exhibit of the same name filed with NetIQ’s Registration Statement on Form S-4, declared effective February 23, 2001)

4(a)†	Specimen Common Stock Certificate (incorporated by reference to the exhibit 4.1 of NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

4(b)†
Registration Rights Agreement, dated May 14, 1997 by and among NetIQ and certain NetIQ stockholders identified therein (incorporated by reference to the exhibit 4.2 of NetIQ’s
Registration Statement on Form S-1, declared effective July 29, 1999)

10.1†
Form of Indemnification Agreement between NetIQ and each of its directors and executive officers (incorporated by reference to the exhibit of the same number filed with NetIQ’s
Registration Statement on Form S-1, declared effective July 29, 1999)

10.2†
Form of Change of Control Severance Agreements between NetIQ and each of its executive officers (incorporated by reference to the exhibit of the same number filed with NetIQ’s
Registration Statement on Form S-1, declared effective July 29, 1999)

10.3A†	Amended and Restated 1995 Stock Plan (incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

Exhibit Number	Description

10.3B†
Form of Stock Option Agreement under the Amended and Restated Stock Plan (incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration Statement on Form
S-1, declared effective July 29, 1999)

10.3C†
Form of Director Option Agreement under the 1995 Amended and Restated Stock Plan
(incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration
Statement on Form S-1, declared effective July 29, 1999)

10.4A†	1999 Employee Stock Purchase Plan (incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.4B†
Form of Subscription Agreement under the 1999 Employee Stock Purchase Plan (incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration Statement on
Form S-1, declared effective July 29, 1999)

10.6*†
Software Distribution Agreement, dated June 23, 1998, between NetIQ and Tech Data Product
Management, Inc. (incorporated by reference to the exhibit of the same number filed with
NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.7†
Agreement of Sublease, dated July 31, 1998, between NetIQ and AMP Incorporated
(incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration
Statement on Form S-1, declared effective July 29, 1999)

10.8†
Confidential Settlement Agreement, dated March 10, 1999, by and between Compuware
Corporation, NetIQ Corporation, and the individuals named therein (incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.9†
Purchase and Sale Agreement, dated July 24, 2000, between NetIQ and TMG North First
Associates, L.P. (incorporated by reference to the exhibit of the same number filed with
NetIQ’s Quarterly Report on Form 10-Q, filed November 14, 2000)

10.10*†
License, Development and Marketing Agreement, dated September 25, 2000, between NetIQ and Microsoft Corporation (incorporated by reference to the exhibit of the same number filed with NetIQ’s Quarterly Report on Form 10-Q, filed November 14, 2000)

10.11†	Employment Agreement, dated January 16, 2001, as amended on September 24, 2001 by and between NetIQ and Elijahu Shapira

21	Subsidiaries of the Registrant

23	Independent Auditors’ Consent

24	Power of Attorney (See page 37)

*	Subject to Confidential Treatment

†	Previously filed

          (b)  Reports on Form 8-K: Not applicable.

(i) On April 10, 2001, we filed a current report on Form 8-K relating to the press release for the completion of the merger with WebTrends Corporation.

(ii) On April 11, 2001, we filed a current report on Form 8-K/A relating to the press release for the completion of the merger with WebTrends Corporation.

SIGNATURES

          Pursuant to the requirements of the Securities Act, NetIQ Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 26th day of September, 2001.

NE	TIQ CORPORATION

JAMES A. BARTH
By	:
James A. Barth,
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

Name	Title	Date

CHING-FA HWANG (Ching-Fa Hwang)	President, Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2001

JAMES A. BARTH (James A. Barth)	Senior Vice President, Finance Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	September 26, 2001

THOMAS P. BERNHARDT (Thomas P. Bernhardt)	Senior Vice President, Chief Technology Officer and Director	September 26, 2001

ELIJAHU SHAPIRA (Elijahu Shapira)	Director	September 26, 2001

ALAN W. KAUFMAN (Alan W. Kaufman)	Director	September 26, 2001

MICHAEL J. MAPLES (Michael J. Maples)	Director	September 26, 2001

SCOTT D. SANDELL (Scott D. Sandell)	Director	September 26, 2001

YING-HON WONG (Ying-Hon Wong)	Director	September 26, 2001

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of NetIQ Corporation:

          We have audited the accompanying consolidated balance sheets of NetIQ Corporation and subsidiaries (the Company) as of June 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NetIQ Corporation and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
San Jose, California
July 23, 2001

NetIQ CORPORATION

CONSOLIDATED BALANCE SHEETS
June 30, 2001 and 2000
(In thousands, except share and per share amounts)

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$89,494	$187,610
Short-term investments	377,287	145,916
Accounts receivable, net of allowance for uncollectible accounts and sales returns of $4,045 and $1,550 in 2001 and 2000	27,116	10,744
Prepaid expenses and other	2,691	3,478

Total current assets	496,588	347,748
Property and equipment, net	54,731	7,181
Goodwill and other intangibles, net of accumulated amortization of $618,870 and $64,184 in 2001 and 2000	1,769,803	1,365,891
Other assets	1,407	941

Total assets	$2,322,529	$1,721,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,451	$2,044
Accrued compensation and related benefits	14,704	5,023
Other liabilities	19,389	11,285
Deferred revenue	33,093	17,687

Total current liabilities	72,637	36,039
Commitments and contingencies (Note 12)
Stockholders’ equity:
Convertible preferred stock—$0.001; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock—$0.001; 250,000,000 shares authorized, 53,284,629 issued and outstanding in 2001; 100,000,000 shares authorized, 37,533,359 issued and outstanding in 2000	2,849,211	1,760,396
Deferred stock-based compensation	(3,782)	(1,286)
Accumulated deficit	(597,104)	(73,271)
Accumulated other comprehensive income (loss)	1,567	(117)

Total stockholders’ equity	2,249,892	1,685,722

Total liabilities and stockholders’ equity	$2,322,529	$1,721,761

See notes to consolidated financial statements.

NetIQ CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years Ended June 30, 2001, 2000 and 1999
(In thousands, except per share amounts)

	2001	2000	1999
Software license revenue	$125,670	$ 37,235	$18,433
Service revenue	41,267	10,685	3,136

Total revenue	166,937	47,920	21,569

Cost of software license revenue	2,114	800	755
Cost of service revenue	10,213	2,217	1,260

Total cost of revenue	12,327	3,017	2,015

Gross profit	154,610	44,903	19,554
Operating expenses:
Sales and marketing	80,581	24,695	11,685
Research and development	35,732	10,109	4,344
General and administrative	13,140	4,761	3,347
Stock-based compensation (*)	2,001	696	1,928
Write-off of acquired in-process research and development costs	2,663	10,693	—
Amortization of goodwill and intangibles	554,686	64,184	—
Restructuring charge	816	—	—

Total operating expenses	689,619	115,138	21,304

Loss from operations	(535,009)	(70,235)	(1,750)
Other income (expenses):
Interest income	22,274	7,440	219
Interest expense	(40)	(40)	(111)
Other expenses	(448)	(93)	—

Total other income	21,786	7,307	108

Loss before income taxes	(513,223)	(62,928)	(1,642)
Income taxes	10,610	2,400	—

Net loss	(523,833)	(65,328)	(1,642)

Other comprehensive income (expenses), net of income taxes:
Foreign currency translation adjustments	(6)	2	—
Unrealized gain (loss) on short-term investments	1,690	(119)	—

Comprehensive loss	$(522,149)	$ (65,445)	$ (1,642)

Basic and diluted net loss per share	$ (12.48)	$ (3.59)	$ (0.47)

Shares used to compute basic and diluted net loss per share	41,984	18,189	3,476

(*)Stock-based compensation:
Sales and marketing	$ 668	$ 326	$ 395
Research and development	624	167	302
General and administrative	709	203	1,231

Total	$ 2,001	$ 696	$ 1,928

See notes to consolidated financial statements.

NetIQ CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended June 30, 2001, 2000, and 1999
(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Note Receivable From Stockholder	Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount	Shares	Amount
Balances, June 30, 1998	7,399,977	$10,955	3,217,833	$ 1,302	$ (6)	$(1,011)	$ (6,301)	$ —	$ 4,939
Exercise of stock options	—	—	929,325	254	—	—	—	—	254
Repurchase of common stock	—	—	(58,331)	(3)	6	—	—	—	3
Issuance of stock	—	—	26,667	320	—	—	—	—	320
Deferred stock-based compensation	—	—	—	3,036	—	(3,036)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	1,925	—	—	1,925
Net loss	—	—	—	—	—	—	(1,642)	—	(1,642)

Balances, June 30, 1999	7,399,977	10,955	4,115,494	4,909	—	(2,122)	(7,943)	—	5,799
Conversion of preferred stock to common stock	(7,399,977)	(10,955)	7,399,977	10,955	—	—	—	—	—
Exercise of stock options	—	—	1,434,574	3,426	—	—	—	—	3,426
Issuances of stock under Employee Stock Purchase Plan	—	—	103,870	1,187	—	—	—	—	1,187
Issuances of stock in public offerings, net of expenses of $10,243	—	—	5,337,000	135,555	—	—	—	—	135,555
Exercise of warrant	—	—	280,025	3,640	—	—	—	—	3,640
Issuances of stock and options in business combinations, net	—	—	18,862,419	1,599,644	—	—	—	—	1,599,644
Tax benefit of employee stock transactions	—	—	—	1,003	—	—	—	—	1,003
Options isssued in lieu of compensation	—	—	—	145	—	—	—	—	145
Deferred stock-based compensation	—	—	—	(140)	—	140	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	696	—	—	696
Gain from stockholder transaction	—	—	—	72	—	—	—	—	72
Foreign currency translation adjustments	—	—	—	—	—	—	—	2	2
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(119)	(119)
Net loss	—	—	—	—	—	—	(65,328)	—	(65,328)

Balances, June 30, 2000	—	—	37,533,359	1,760,396	—	(1,286)	(73,271)	(117)	1,685,722
Exercise of stock options	—	—	2,538,963	24,768	—	—	—	—	24,768
Issuances of stock under Employee Stock Purchase Plan	—	—	362,473	5,686	—	—	—	—	5,686
Issuances of stock and options in business combinations, net	—	—	12,849,834	1,058,706	—	(4,893)	—	—	1,053,813
Stock isssued in lieu of compensation	—	—	—	51	—	—	—	—	51
Deferred stock-based compensation	—	—	—	(396)	—	396	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	2,001	—	—	2,001
Foreign currency translation adjustments	—	—	—	—	—	—	—	(6)	(6)
Unrealized gain on short-term investments	—	—	—	—	—	—	—	1,690	1,690
Net loss	—	—	—	—	—	—	(523,833)	—	(523,833)

Balances, June 30, 2001	—	$ —	53,284,629	$2,849,211	$—	$(3,782)	$(597,104)	$1,567	$2,249,892

See notes to consolidated financial statements.

NETIQ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2001, 2000, and 1999
(In thousands)

	2001	2000	1999
Cash flows from operating activities:
Net loss	$ (523,833)	$ (65,328)	$(1,642)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	560,875	65,527	406
Write-off of acquired research and development costs	2,663	10,693	—
Tax benefit from disqualifying dispositions	9,620	1,003	—
Amortization of stock-based compensation	2,001	696	1,928
Stock issued in lieu of compensation	51	145	320
Loss on sale of investments and property and equipment	415	—	11
Changes in:
Accounts receivable	(4,509)	284	(2,340)
Prepaid expenses and other	2,631	(1,783)	(597)
Accounts payable	(1,675)	387	(209)
Accrued compensation and related benefits	6,207	2,195	291
Other liabilities	(7,577)	(13,065)	1,464
Deferred revenue	6,011	3,282	2,394

Net cash provided by operating activities	52,880	4,036	2,026

Cash flows from investing activities:
Purchases of property and equipment	(42,595)	(2,243)	(1,366)
Proceeds from sales of property and equipment	31	—	11
Cash received in acquisitions, net of payments	6,768	83,207	—
Purchases of short-term investments	(397,566)	(63,054)	—
Proceeds from sale of short-term investments	62,588	—	—
Proceeds from maturities of short-term investments	190,510	18,000	—
Other	(1,192)	(98)	2

Net cash (used in) provided by investing activities	(181,456)	35,812	(1,353)

Cash flows from financing activities:
Proceeds from borrowings on debt	—	—	5,433
Repayments on short-term borrowings	—	(1,724)	(84)
Repayments on long-term borrowings	—	(349)	—
Proceeds from gain on stockholder transaction	—	72	—
Proceeds from sale of common stock	30,454	140,168	254

Net cash provided by financing activities	30,454	138,167	5,603

Effect of exchange rate changes on cash	6	(39)	—

Net increase (decrease) in cash and cash equivalents	(98,116)	177,976	6,276
Cash and cash equivalents, beginning of year	187,610	9,634	3,358

Cash and cash equivalents, end of year	$ 89,494	$ 187,610	$9,634

Noncash investing and financing activities:
Issuance of common stock and options in business combinations	$1,058,706	$1,549,644	$ —
Conversion of preferred stock to common stock	$ —	$ 10,955	$ —
Cancellation of borrowings for warrants exercised	$ —	$ 3,276	$ —
Receipt of common stock for stockholder’s note receivable	$ —	$ —	$ (6)
Supplemental disclosure of cashflow information-cash paid for:
Interest	$ 40	$ 131	$ 20
Income taxes	$ 677	$ 167	$ 37

See notes to consolidated financial statements.

NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2001, 2000, and 1999

1.    Organization and Summary of Significant Accounting Policies

          Organization—NetIQ Corporation (the Company) was established in June 1995 to develop, market and support eBusiness infrastructure management and intelligence solutions-from back-end servers, networks and directories to front-end Web servers and applications. The Company markets its products through its field and inside sales organization and reseller channel partners, which are focused on customers primarily located in the United States, Europe and Asia.

          Basis of Presentation—The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

          Use of Estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

          Cash Equivalents—The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. At June 30, 2001 cash equivalents include $9 million of market auction preferred stock.

          Short-term Investments—Short-term investments consist of highly liquid debt instruments purchased with remaining maturities of greater than three months. Short-term investments are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included as a separate component of stockholders’ equity in accumulated other comprehensive income, net of income taxes.

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

          Revenue Recognition—Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by Statement of Position 98-4 (SOP 98-4). The Company believes its current revenue recognition policies and practices are consistent with SOP 97-2 and SOP 98-4. Additionally, the AICPA issued SOP 98-9 in December 1998, which provides certain amendments to SOP 97-2.

          Software license revenue is recognized upon meeting all of the following criteria: execution of a written purchase order, license agreement or contract; delivery of software and authorization keys; the license fee is fixed and determinable; collectibility of the proceeds within six months is assessed as being probable; and vendor-specific objective evidence exists to allocate the total fee to all elements of the arrangement. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately, or if not yet sold separately, is established by authorized management. All elements of each order are valued at the time of revenue recognition. In situations where vendor-specific objective evidence does not exist or the fee is not fixed or determinable, revenue is recognized ratably over the life of the agreement. If installation is essential to the functionality of the software, license and consulting revenue is recognized upon completion of the installation.

          Sales made through distributors, resellers, and original equipment manufacturers are recognized at the time these partners report to the Company that they have sold the software or, alternatively, when the Company drop-ships the product to the end user, and after all revenue recognition criteria have been met.

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

          Net Loss Per Share—Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding, less shares subject to repurchase by the Company. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities is excluded, as they are antidilutive due to the Company’s net loss.

          Foreign Currency Transactions—The functional currencies of the Company’s foreign subsidiaries are the local currencies. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at the exchange rates in effect as of the balance sheet date and results of operations for each subsidiary are translated using average rates in effect for the period presented. Translation adjustments are included in stockholders’ equity as accumulated other comprehensive income and as part of our comprehensive loss.

          Concentration of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments, and trade receivables. Cash equivalents consist primarily of money market funds and market auction preferred stock. Short-term investments consist primarily of commercial paper, corporate notes and bonds, US government, municipalities and foreign debt issues, and are regularly monitored by management. The Company sells its products to companies in diverse industries and generally does not require its customers to provide collateral to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses.

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

          Recently Issued Accounting Standards—In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. The Company adopted SFAS No. 133 effective July 1, 2000. Adoption of this statement did not have a material impact on our financial position or results of operations.

          In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25. FIN 44 clarifies certain elements of APB Opinion No. 25. Among other issues, this interpretation clarifies: the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non- compensatory, the accounting consequences of various modifications to the terms of a previously fixed stock option award, and the accounting for an exchange of stock compensation in a business combination. This interpretation is effective for the Company in fiscal 2001. Adoption of this interpretation did not have material impact on our financial position or results of operations.

          In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning July 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill with an expected net carrying value of approximately $920 million at the date of adoption and annual amortization of approximately $753 million that resulted from business combinations completed prior to the adoption of SFAS No. 141. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test and has not yet determined whether or not there is an impairment loss Any transitional impairment loss will be recognized as a change in accounting principle.

          Reclassifications—Certain amounts previously reported have been reclassified to conform to the current year presentation.

2.    Business Combination

Fiscal 2001 acquisitions:

          Acquisition of WebTrends Corporation:

          On March 30, 2001 the Company acquired all outstanding shares of WebTrends Corporation (WebTrends) for approximately 12.8 million shares of common stock valued at approximately $926 million, assumed approximately 2.7 million employee stock options valued at approximately $133 million, of which approximately $4.9 million was recorded as an increase in deferred stock-based compensation and will be amortized over the remaining vesting period of the options, and incurred approximately $11 million of direct merger costs, for a total purchase price of approximately $1.1 billion. WebTrends provided web analytics and eBusiness intelligence software.

          The acquisition was accounted for as a purchase and, accordingly, the results of operations of WebTrends from the date of acquisition have been included in the Company’s consolidated financial statements. In connection with the acquisition, intangible assets of approximately $975.8 million were acquired, of which approximately $2.7 million is reflected as a one-time charge to operations for the write-off of acquired in process research and development costs that had not reached technological feasibility and, in management’s opinion, had no probable alternative future use, and is reflected in the Company’s consolidated statement of operations for the year ended June 30, 2001, within operating expenses. The remaining intangible assets of approximately $973.1 million, comprised primarily of goodwill, are included in other assets in the accompanying consolidated balance sheets and are being amortized over three years.

          In the merger the Company terminated 49 employees of WebTrends and accrued $1.5 million related to the reduction in the workforce resulting from resizing the combined businesses. The cost of terminating the employees was accounted for as part of the purchase price. Of the total, 9 were in research and development, 27 were in sales and marketing, and 13 in general and administration. All employees to be terminated were informed of their terminations prior to June 30, 2001. During the quarter ended June 30, 2001, 39 employees were terminated of which 9 were in research and development, 27 were in sales and marketing, and 3 were in general and administration. During the quarter ended June 30, 2001, $414,000 was paid out as termination benefits and $1.1 million remained as a liability. The remaining liability is expected to be paid out during the year ending June 30, 2002.

          Net assets that were acquired as a result of the acquisition were as follows (in thousands):

Current assets	$ 104,652
Property and equipment, net	11,168
Intangible assets, including in-process research and development costs	975,803
Liabilities assumed	(21,899)

Net assets acquired	$1,069,724

          Acquisition of Software Realization, Inc.:

          On July 17, 2000 the Company acquired all outstanding shares of Software Realization, Inc. (Software Realization) for cash of $745,000, assumed liabilities of approximately $528,000, and incurred approximately $150,000 of direct merger costs, for a total purchase price of approximately $1.4 million. Software Realization provided training and consulting services to NetIQ partners and customers.

          The acquisition was accounted for as a purchase and, accordingly, the results of operations of Software Realization from the date of acquisition have been included in the Company’s consolidated financial statements. In connection with the acquisition, goodwill of approximately $919,000 was acquired which is being amortized over three years.

          Net assets that were acquired as a result of the acquisition were as follows (in thousands):

Current assets	$ 442
Property and equipment, net	62
Intangible assets	1,447
Liabilities assumed	(528)

Net assets acquired	$1,423

Fiscal 2000 acquisitions:

          Acquisition of Mission Critical Software, Inc.:

          On May 12, 2000 the Company acquired all outstanding shares of Mission Critical Software, Inc. (Mission Critical) for approximately 18.8 million shares of common stock valued at approximately $1.3 billion, assumed approximately 4.9 million options valued at approximately $285.0 million and incurred approximately $9.4 million of direct merger costs, for a total purchase price of approximately $1.6 billion. Mission Critical provided systems administration and operations management software products for corporate and Internet-based Windows NT and Windows 2000 networks.

          The acquisition was accounted for as a purchase and, accordingly, the results of operations of Mission Critical from the date of acquisition have been included in the Company’s consolidated financial statements. In connection with the acquisition, intangible assets of approximately $1.4 billion were acquired, of which approximately $10.0 million is reflected as a one-time charge to operations for the write-off of acquired in-process research and development costs that had not reached technological feasibility and, in management’s opinion, had no probable alternative future use, and is reflected in the Company’s consolidated statement of operations for the year ended June 30, 2000, within operating expenses. The remaining intangible assets of approximately $1.4 billion, comprised primarily of goodwill, are included in other assets in the accompanying consolidated balance sheets and are being amortized over three years.

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

          Acquisition of Sirana Software, Inc.:

          On March 10, 2000 the Company acquired all outstanding shares of Sirana Software, Inc. (Sirana) for approximately 27,000 shares of common stock and cash valued at approximately $2.5 million and incurred approximately $57,000 of direct merger costs, for a total purchase price of approximately $2.5 million. Sirana is a developer of web-based enterprise analysis and reporting solutions for Microsoft BackOffice.

          The acquisition was accounted for as a purchase and, accordingly, the results of operations of Sirana from the date of acquisition have been included in the Company’s consolidated financial statements. In connection with the acquisition, intangible assets of approximately $2.7 million were acquired, of which $706,000 is reflected as a one-time charge to operations for the write-off of acquired in-process research and development costs that had not reached technological feasibility and, in management’s opinion, had no probable alternative future use, and is reflected in the Company’s consolidated statement of operations for twelve months ended June 30, 2000, within operating expenses. The remaining intangible assets of approximately $1.9 million, comprised primarily of goodwill, are being amortized over three years.

          In connection with the acquisition, net assets acquired were as follows (in thousands):

Current assets	$25
Property and equipment, net	52
Intangible assets, including in-process research and development costs	2,507
Liabilities assumed	(279)

Net assets acquired	$2,305

          The following unaudited pro forma information shows the results of operations for the year ended June 30, 2001 and 2000, as if the above acquisitions of WebTrends, Software Realization, Mission Critical, Ganymede and Sirana had occurred at the beginning of the earliest period presented and at the purchase price established at the time of acquisition (in thousands, except per share amounts):

	Year Ended June 30,
	2001	2000
Total revenue	$ 221,683	$ 132,753
Net loss	$(758,308)	$(777,930)
Basic net loss per share	$ (14.70)	$ (16.44)

          The pro forma results for the year ended June 30, 2001 and 2000 exclude the $2.7 million and $10.7 million charge for the write-off of acquired in-process research and development costs, respectively, as they are a non-recurring charge. The pro forma results for the twelve months ended June 30, 2001 and 2000 include amortization of intangible assets as if the acquisitions were consummated on July 1, 1999.

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

3.    Short-term Investments

          Short-term investments at June 30 consist of (in thousands):

	2001
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate notes and bonds	$199,010	$1,499	$ —	$200,509
U.S. Government and municipalities	90,639	692	—	91,331
Foreign debt issues	32,740	341	—	33,081
Commercial paper	51,332	30		51,362
Other debt securities	1,003	1	—	1,004

Short-term investments	$374,724	$2,563	$ —	$377,287

	2000
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate notes and bonds	$ 88,485	$ —	$ (59)	$ 88,426
U.S. Government and municipalities	20,214	—	(55)	20,159
Foreign debt issues	8,633	—	(23)	8,610
Other debt securities	28,734	—	(13)	28,721

Short-term investments	$146,066	$ —	$(150)	$145,916

          At June 30, 2001, short-term investments with amortized cost $225.5 million and fair value of $226.8 million have maturities of less than one year. At June 30, 2001, short-term investments with amortized cost $149.2 million and fair value of $150.5 million have maturities of one to five years.

          Any gains and losses on sales of securities are computed on a specific identification basis. During the year ended June 30, 2001 gross realized loss on sale of investments was $355,000. There were no gains during the year ended June 30, 2001. There were no gains or losses during the years ended June 30, 2000 and 1999.

4.    Property and Equipment

          Property and equipment at June 30 consist of (in thousands):

	2001	2000
Land and building	$32,495	$ —
Computer equipment and software	21,067	6,775
Furniture and fixtures	3,846	1,108
Leasehold improvements	2,524	720
Construction in progress	2,650	343

	62,582	8,946
Less accumulated depreciation	(7,851)	(1,765)

Property and equipment, net	$54,731	$7,181

          In August 2000, the Company purchased a building for its corporate offices in San Jose, California for approximately $28.2 million. Approximately $4.5 million has been spent on improvements during fiscal 2001.

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

6.    Other Liabilities

          Other liabilities at June 30 consist of (in thousands):

	2001	2000
Accrued merger costs	$ 5,088	$ 3,942
Accrued sales and marketing costs	5,108	1,909
Other	9,193	5,434

Other liabilities	$19,389	$11,285

7.    Stockholders’ Equity

          At June 30, 2001 and 2000 there was no convertible preferred stock outstanding. At June 30, 1999, convertible preferred stock consisted of:

	Shares Designated	Shares Outstanding	Price Per Share	Amount (Net of Issuance Costs)	Aggregate Liquidation Preference
Series A	4,666,656	4,666,656	$0.60	$ 2,786,304	$ 2,800,000
Series B	2,733,321	2,733,321	$3.00	8,169,049	8,200,000

	7,399,977	7,399,977		$10,955,353	$11,000,000

          Significant terms of the 1999 convertible preferred stock were as follows:

•
Each share was convertible, at the option of the holder, into one share of common stock (subject to adjustments for events of dilution). Shares of Series A and B would be automatically converted into common stock upon the closing of a public offering yielding proceeds in excess of $7,500,000 and at a price of not less than $2.40 and $6.00 per share, respectively, or upon approval (by vote or written consent) of at least 66 2/3% of the then outstanding shares of Series A or at least a majority of the then outstanding shares of Series B.

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

          See Note 8 concerning the conversion of preferred stock into common stock during fiscal 2000.

          Effective July 27, 1999, the stockholders approved a two-for-three reverse stock split of its common and preferred stock outstanding as of July 27, 1999. All share and per share information, in the accompanying financial statements, have been adjusted to retroactively give effect to the stock split for all periods presented.

          Restricted Stock—During fiscal 1998, the Company issued 53,333 shares of common stock at a total price of $80,000, to an officer of the Company. The shares are subject to repurchase by the Company at the original purchase price per share upon termination of employment prior to vesting of such shares. The restricted shares vest over four years in accordance with the terms of the original stock purchase agreement. No restricted shares were issued during fiscal 2001, 2000, and 1999. The exercise price of $1.50 was less than the deemed fair value of the shares issued. Accordingly, the Company recorded $138,000 as deferred compensation during fiscal 1998 and amortized $29,500, $34,500, and $74,000 to expense during fiscal 2001, 2000, and 1999, respectively. At June 30, 2001, no shares were subject to repurchase.

          In the acquisition of Ganymede, Mission Critical issued 655,971 shares of common stock to certain of the selling shareholders of Ganymede. The shares are subject to repurchase by the Company at the quotient of (i) $0.01 and (ii) the exchange ratio as defined in the original stock purchase agreement upon termination of employment prior to vesting of such shares. The restricted shares vest over three years in accordance with the terms of the original stock purchase agreement. At June 30, 2001, 411,643 shares of stock were subject to repurchase.

          Stock-Based Compensation—In connection with options granted to purchase common stock, the Company recorded deferred stock-based compensation of $3,036,000 in fiscal 1999. Such amounts represent, for employee stock options, the difference between the exercise price and the fair value of the Company’s common stock at the date of grant, and, for non-employee options, the deemed fair value of the option at the date of vesting. The deferred charges for employee options are being amortized to expense through fiscal 2003; all deferred charges for non-employees were fully amortized as of June 30, 1999.

          In connection with the acquisition of WebTrends Corporation and the assumptions of the outstanding options the Company recorded deferred stock-based compensation of $4.9 million. Stock options assumed in the acquisition are accounted for in accordance with the provisions of FIN 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 and the deferred stock based compensation will be amortized over the vesting period of the options through March 2005.

          Stock-based compensation expense of $2,001,000, $696,000, and $1,928,000 was recognized during fiscal 2001, 2000, and 1999, respectively.

          Options granted to non-employees—The Company has granted options to non-employees for consulting and legal services performed. The vesting period for these options has ranged from immediate vesting to vesting over 4 years and the option exercise period has ranged from 6 months to 10 years. Stock options issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.

          During fiscal 2000, options to purchase 3,833 shares were granted at an exercise price of $12.00 and options to purchase 3,750 shares were granted at an exercise price of $45.69, to non-employees. In connection with these options, the Company recorded compensation expense of $145,000. The fair value of stock options issued to non-employees was calculated using the Black-Scholes pricing model with the following assumptions: a risk free interest rate of 6%, expected volatility of 75% and actual length of the option. All non-employee options were fully vested and deferred stock-based compensation was fully amortized as of June 30, 2000.

          During fiscal 1999, options to purchase 20,333 shares were granted at an exercise price of $0.13, options to purchase 108,333 shares were granted at an exercise price of $0.67 and options to purchase 58,333 shares were granted at an exercise price of $9.00, to non-employees. In connection with these options, the Company recorded deferred stock-based compensation of $1,041,000 and amortized $1,194,000 as an expense during fiscal 1999.

          The fair value of stock options issued to non-employees during fiscal 1999 was calculated using the Black-Scholes pricing model with the following assumptions: a risk free interest rate of 6%, expected volatility of 50% and actual length of the option.

          Common Shares Reserved for Issuance—At June 30, 2001, the Company had reserved shares of common stock for issuance as follows.

Issuance under stock option plan	12,118,323
Issuance under Employee Stock Purchase Plan	1,407,442

Total	13,525,765

          Stock Option Plan—Under the Company’s 1995 Stock Plan (the Plan) 9,875,000 shares are reserved for issuance to employees, consultants and directors. Incentive stock options are granted at fair market value at the date of grant; nonstatutory options and stock sales may be offered at not less than 85% of fair market value. Generally, options become exercisable over four years and expire ten years after the date of grant.

          A summary of stock option activity under the Plan is as follows:

	Shares	Exercise Price
Outstanding, June 30, 1998 (631,723 shares exercisable at $0.13)	2,236,295	$ 0.20
Granted (weighted-average fair value of $3.15)	1,299,216	6.03
Exercised	(929,325)	0.27
Canceled	(57,165)	0.30

Outstanding, June 30, 1999 (732,371 shares exercisable at $1.25)	2,549,021	3.13
Granted and assumed (weighted-average fair value of $50.91)	6,487,785	24.88
Exercised	(1,434,574)	2.43
Canceled	(296,082)	13.13

Outstanding, June 30, 2000 (1,551,530 shares exercisable at $6.19)	7,306,150	22.17
Granted and assumed (weighted average fair value of $36.37)	6,594,714	42.78
Exercised	(2,538,963)	9.75
Canceled	(2,157,099)	57.07

Outstanding, June 30, 2001	9,204,802	$32.18

          At June 30, 2001, 2,913,521 shares were available under the Plan for future grant. On July 16, 2001 the Board of Directors increased the number of shares available for grant under the Plan by 2,600,000.

          The following table summarizes information concerning options outstanding as of June 30, 2001:

	Options outstanding			Options Vested
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual life (Years)	Weighted Average Exercise Price	Vested at June 30, 2001	Weighted Average Exercise Price
$ 0.06—$ 2.66	1,049,296	6.91	$ 1.12	630,727	$ 0.94
$ 2.66—$ 13.28	1,015,381	7.77	9.58	459,229	8.99
$ 13.54—$ 19.66	1,196,326	9.41	18.30	84,316	16.50
$ 22.58—$ 27.60	1,054,681	9.82	26.30	8,986	25.24
$ 27.81—$ 40.63	2,139,805	8.80	35.50	764,287	35.19
$ 40.64—$ 62.00	1,987,760	8.85	53.85	527,110	54.85
$ 62.63—$111.65	761,553	9.21	69.22	70,014	72.70

$ 0.06—$111.65	9,204,802	8.71	$32.18	2,544,669	$26.42

          Tender Offer—On May 7, 2001 the Company announced a voluntary stock option exchange program for its employees. Under the program, only Company employees were given the opportunity, if they so chose, to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date. The exchange was limited to employees who held options with an exercise price equal to or greater than $50.00 per share and those options with exercise prices lower than $50.00 granted on or after December 7, 2000. The grant price of the new options will be equal to the highest of (i) the closing selling price per share on the trading day immediately before the day of grant; (ii) the average of the high and low per share sales price on the day of grant; or (iii) the closing selling price on the day of grant. The new option will not be granted before December 10, 2001, which is six months and one day following the date when the Company canceled the options accepted for exchange. A total of 1,364,957 options were tendered by employees under the program. The offer and the right to withdraw expired on June 7, 2001.

          The officers of the Company were not eligible to participate in this program. The exchange program has been organized to comply with FIN 44 Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 and is not expected to result in any additional compensation charges or variable plan accounting.

          Employee Stock Purchase Plan—Under the Company’s 1999 Employee Stock Purchase Plan (the Purchase Plan) eligible employees are permitted to have up to 15% of salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of the defined purchase period, subject to an annual limitation. The initial purchase period commenced on July 29, 1999, the effective date of the initial public offering of the Company’s common stock. During fiscal 2001 and 2000, 362,473 and 103,870 shares of common stock were issued under the Purchase Plan at a weighted-average price of $15.69 and $11.43, respectively. On July 16, 2001 the Board of Directors increased the number of shares available for grant under the Purchase Plan by 600,000.

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

          The weighted-average fair values of the Company’s stock-based awards to employees in fiscal 2001 and 2000 are based on the single option valuation approach, forfeitures are recognized as they occur and assuming no dividends will be declared. The weighted-average fair value of the Company’s stock-based awards to employees prior to fiscal 2000 was estimated using the minimum value method and assuming no dividends will be declared. In addition, the weighted-average fair value calculations were based on the following assumptions:

	Year ended June 30,
	2001	2000	1999
Estimated life (in years)	4.00	4.00	4.00
Risk-free interest rate	5.0%	6.3%	6.0%
Volatility	85%	75%	—

          For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized using the straight-line method over the options’ vesting period. The Company’s pro forma results are as follows (in thousands, except per share amounts):

	Year Ended June 30,
	2001	2000	1999
Net loss:
As reported	$(523,833)	$(65,328)	$(1,642)
Pro forma	(553,882)	(73,644)	(2,936)
Basic and diluted net loss per share:
As reported	$ (12.48)	$ (3.59)	$ (0.47)
Pro forma	(13.19)	(4.05)	(0.84)

8.    Public Offerings

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

9.    Income Taxes

          Tax expense consists of the following (in thousands):

	Year Ending June 30,
	2001	2000
Currently payable:
Federal	$ 9,125	$1,490
State	1,382	780
Foreign	103	130

Total	$10,610	$2,400

          Deferred income tax assets at June 30 consist of (in thousands):

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$56,785	$25,542
Research and development and alternative minimum tax credits	2,991	1,191
Accruals deductible in different periods	4,970	1,264

	64,746	27,997
Deferred tax liability:
Purchased intangibles	(40,813)	(13,975)
Other	(1,183)	—

Net deferred tax assets	22,750	14,022
Valuation allowance	(22,750)	(14,022)

Total	$ —	$ —

          Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. A valuation allowance has been established to fully reserve these deferred tax assets due to the uncertainty regarding their realizability due to the expectation of future stock options exercises.

          The valuation allowance increased by $8.7 million, $10.9 million, and $651,000, in fiscal 2001, 2000, and 1999, respectively. As of June 30, 2001, all of the valuation allowance is attributable to the tax benefit of disqualifying dispositions of stock options and will be credited to equity when realized.

          The Company’s effective tax rate differs from the expected benefit at the federal statutory rate as follows (in thousands):

	Year Ended June 30,
	2001	2000	1999
Federal statutory tax benefit	$(179,628)	$(22,025)	$(565)
State tax expense (benefit)	898	507	(73)
Amortization of goodwill	187,520	21,884	—
Stock-based compensation expense	700	—	225
Write-off of acquired in-process research and development costs	932	3,743	—
Tax-exempt interest income	(261)	—	—
Valuation allowance	—	(3,142)	651
Other	449	1,433	(238)

	$ 10,610	$ 2,400	$ —

          At June 30, 2001, the Company had net operating loss (NOL) carryforwards of approximately $146 million for federal, and $79 million for state income tax purposes. The federal NOL carryforwards expire through 2021 and the state NOL carryforwards expire through 2006. In addition, at June 30, 2001, the Company had $1.9 million of research and development tax credit carryforwards for federal and $1.1 million for state income tax purposes. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987. Additionally, loss carryforwards generated in fiscal 1997 are required to be amortized over six years, as the Company elected to change its tax fiscal year end to June 30.

10.    Restructuring Charge

          During the quarter ended June 30, 2001, the Company recorded a restructuring charge of $816,000 related to redundancies at NetIQ resulting from the WebTrends merger and the resizing of the combined businesses. The entire restructuring charge was related to the reduction in the workforce resulting from resizing the combined businesses. A total of 36 employees have been terminated under this plan, of which 12 were in research and development and 24 were in sales and marketing. All employees to be terminated were informed of their terminations and terminated by June 30, 2001. During the quarter ended June 30, 2001, $530,000 was paid out as termination benefits and $286,000 remained as a liability. The remaining liability is expected to be paid out during the year ending June 30, 2002.

11.    Net Loss Per Share

          The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Year ended June 30,
	2001	2000	1999
Net loss (numerator), basic and diluted	$(523,833)	$(65,328)	$(1,642)

Shares (denominator):
Weighed average common shares outstanding	42,548	18,299	3,654
Weighed average common shares outstanding subject to repurchase	(564)	(110)	(178)

Shares used in computation, basic and diluted	41,984	18,189	3,476

Net loss per share, basic and diluted	$ (12.48)	$ (3.59)	$ (0.47)

          For the above-mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

	Year Ended June 30,
	2001	2000	1999
Shares of common stock subject to repurchase	412	669	27
Outstanding options	—	7,306	2,549
Convertible preferred stock	—	—	7,400
Warrants	—	—	280

Total	412	7,975	10,256

12.    Commitments and Contingencies

          Operating Leases—The Company leases certain facilities under noncancelable operating leases which expire through fiscal 2005, and certain equipment under operating leases. Under the terms of the facility leases, the Company is responsible for its proportionate share of maintenance, property tax and insurance expenses. One of the agreements provides an option to extend the lease for two years and a second option to extend for an additional 28 months, another agreement provides an option to extend the lease for three years. Future minimum annual lease commitments are as follows: 2002, $5,327,000; 2003, $4,924,000; 2004, $3,995,000; 2005, $2,566,000; 2006, $1,709,000.

          Rent expense under operating leases was approximately $4,343,000, $1,210,000, and $888,000, for fiscal 2001, 2000, and 1999, respectively.

          Royalty Agreement—Under multiple agreements the Company has non-exclusive worldwide licenses to certain third-party technologies. The Company is required to pay specified royalties based on a percentage of revenue from products incorporating the technologies. Total royalty expense under the agreements was $1,007,000, $404,000, and $262,000, for fiscal 2001, 2000, and 1999, respectively.

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

13.    Employee Benefit Plan

          The Company sponsors a 401(k) Savings and Retirement Plan (the Plan) for all eligible employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis, between 1% and 20% of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company was not required to contribute to the Plan as of June 30, 2001 and has not contributed for any of the periods presented. Effective July 1, 2001 the Board of Directors authorized a matching contribution whereby the Company will match 50% of the first 6% of each employee’s contributions up to a maximum of $3,500. Employer matching contributions will vest ratably over five years.

14.    Major Customers

          No single customer accounted for greater than 10% of accounts receivable at June 30, 2001 and 2000. Microsoft Corporation accounted for 18% of total revenue during fiscal 2001. No single customer accounted for greater than 10% of total revenue during fiscal 2000 and 1999.

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

	Year Ended June 30,
	2001	2000	1999
Total revenue:
United States	$ 123,691	$ 36,950	$ 17,999
Foreign	43,246	10,970	3,570

Total revenue*	$ 166,937	$ 47,920	$ 21,569

Long-lived assets (excluding goodwill and other intangible assets):
United States	$ 55,006	$ 7,732	$ 1,445
Foreign	1,132	390	116

Total long-lived assets	$ 56,138	$ 8,122	$ 1,561

*	Revenue is attributed to countries based on location of customer invoiced.

16.    Quarterly Results (Unaudited)

          A summary of quarterly financial information for each of the last two fiscal years is as follows. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended June 30, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue	$ 30,529	$ 39,653	$ 38,131	$ 58,624
Gross profit	28,838	37,170	35,356	53,246
Net loss	(111,784)	(109,316)	(115,978)	(186,756)
Basic and diluted net loss per share*	$ (3.00)	$ (2.83)	$ (2.95)	$ (3.55)
Shares used to compute basic and diluted net loss per share	37,286	38,596	39,360	52,670

	Year Ended June 30, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue	$ 7,586	$ 9,122	$ 10,900	$ 20,313
Gross profit	7,011	8,552	10,149	19,191
Net income (loss)	472	1,433	2,154	(69,389)
Basic net income (loss) per share*	$ 0.04	$ 0.09	$ 0.12	$ (2.49)
Shares used to compute basic net loss per share	11,696	15,709	17,544	27,914
Diluted net income (loss) per share*	$ 0.03	$ 0.08	$ 0.11	$ (2.49)
Shares used to compute diluted net loss per share	15,785	17,556	19,259	27,914

*
The sum of quarterly per share amounts may not equal per share amounts reported for the year due to changes in the number of weighted-average shares outstanding and the effects of rounding in individual periods.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of NetIQ Corporation:

          We have audited the consolidated financial statements of NetIQ Corporation and subsidiaries (the Company) as of June 30, 2001 and 2000, and for each of the three years in the period ended June 30, 2001 and have issued our report thereon dated July 23, 2001 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule of the Company, listed in Item 14(a)(2). The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
San Jose, California
July 23, 2001

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at beginning of period	Charged to cost and expenses	Other*	Deductions	Balance at end of period
Year ended June 30, 1999
Allowance for doubtful accounts	$307	$343	$—	$—	$650
Allowance for sales returns	$50	$200	$—	$—	$250
Year ended June 30, 2000
Allowance for doubtful accounts	$650	$—	$402	$—	$1,052
Allowance for sales returns	$250	$169	$79	$—	$498
Year ended June 30, 2001
Allowance for doubtful accounts	$1,052	$562	$1,500	$(458)	$2,656
Allowance for sales returns	$498	$819	$450	$(378)	$1,389

*	Reserve assigned in acquisitions.