Form 10-Q
period 2001-09-30
NETIQ CORP
filed 2001-11-14
CIK 1084827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number 000-26757

NetIQ CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	77-0405505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3553 North First Street, San Jose CA	95134
(Address of principal executive offices)	(Zip Code)

(408) 856-3000
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

          As of October 31, 2001, the Registrant had outstanding 53,823,979 shares of Common Stock.

NETIQ CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2001

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NetIQ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2001	June 30, 2001(1)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 137,417	$ 89,494
Short-term investments	353,186	377,287
Accounts receivable, net of allowance for uncollectible accounts and sales returns	26,093	27,116
Prepaid expenses and other	2,667	2,691

Total current assets	519,363	496,588
Property and equipment, net	52,766	54,731
Goodwill and other intangibles, net	1,568,948	1,769,803
Other assets	1,413	1,407

Total assets	$2,142,490	$2,322,529

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 5,545	$ 5,451
Accrued compensation and related benefits	14,666	14,704
Other liabilities	14,489	19,389
Deferred revenue	37,849	33,093

Total current liabilities	72,549	72,637

Stockholders’ equity:
Common stock-$0.001; 250,000,000 shares authorized, 53,617,269 issued and outstanding at September 30, 2001; and 53,284,629 issued and outstanding at June 30, 2001	2,852,964	2,849,211
Deferred stock-based compensation	(2,361)	(3,782)
Accumulated deficit	(783,471)	(597,104)
Accumulated other comprehensive income	2,809	1,567

Total stockholders’ equity	2,069,941	2,249,892

Total liabilities and stockholders’ equity	$2,142,490	$2,322,529

(1)	Derived from audited consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended September 30,
	2001	2000
Software license revenue	$ 45,128	$ 23,066
Service revenue	15,566	7,463

Total revenue	60,694	30,529

Cost of software license revenue	901	345
Cost of service revenue	5,385	1,346

Total cost of revenue	6,286	1,691

Gross profit	54,408	28,838

Operating expenses:
Sales and marketing	26,984	15,156
Research and development	12,978	6,609
General and administrative	4,393	2,212
Stock-based compensation	1,367	170
Amortization of goodwill and intangibles	198,562	119,394

Total operating expenses	244,284	143,541

Loss from operations	(189,876)	(114,703)

Other income:
Interest income	5,504	5,804
Other income	115	15

Total other income	5,619	5,819

Loss before income taxes	(184,257)	(108,884)
Income taxes	2,110	2,900

Net loss	(186,367)	(111,784)

Other comprehensive income (expenses), net of income taxes:
Foreign currency translation adjustments	15	(120)
Unrealized gain on short-term investments	1,227	130

Comprehensive loss	$(185,125)	$(111,774)

Basic and diluted net loss per share	$ (3.51)	$ (3.00)
Shares used to compute basic and diluted net loss per share	53,085	37,286

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(186,367)	$(111,784)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	202,175	120,267
Tax benefit from disqualifying dispositions	243	—
Amortization of stock-based compensation	1,367	170
Loss from disposal of property	515	—
Changes in:
Accounts receivable	1,299	(8,037)
Prepaid expenses and other	3	533
Accounts payable	341	1,319
Accrued compensation and related benefits	(189)	2,444
Other liabilities	(2,555)	197
Deferred revenue	4,666	2,956

Net cash provided by operating activities	21,498	8,065

Cash flows from investing activities:
Purchases of property and equipment	(2,427)	(30,042)
Cash used in acquisition, net of cash received	—	(729)
Purchases of short-term investments	(64,446)	(123,784)
Proceeds from maturities of short-term investments	89,775	25,000
Other	5	—

Net cash provided by (used in) investing activities	22,907	(129,555)

Cash flows from financing activities:
Proceeds from sale of common stock	3,564	8,393

Net cash provided by financing activities	3,564	8,393

Effect of exchange rate changes on cash	(46)	(56)

Net increase (decrease) in cash and cash equivalents	47,923	(113,153)
Cash and cash equivalents, beginning of period	89,494	187,610

Cash and cash equivalents, end of period	$137,417	$ 74,457

Supplemental disclosure of cashflow information-cash paid for:
Interest	$ 1	$ 12
Income taxes	$ 541	$ 85

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended September 30, 2001 and 2000
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

          These interim financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

2.    Effects of Recent Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for the fiscal year beginning July 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill, with an expected net carrying value of approximately $918 million at the date of adoption, and related expected amortization of approximately $188 million per quarter that resulted from business combinations completed prior to the adoption of SFAS No. 141. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test criteria and has not yet determined whether an impairment loss will occur. Any transitional impairment loss will be recognized as a change in accounting principle.

          In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on July 1, 2002. Adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

3.    Tender Offer

          On May 7, 2001 the Company announced a voluntary stock option exchange program for its employees. Under the program, only non-executive employees were given the opportunity, if they so chose, to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date. The exchange was limited to employees who held options with an exercise price equal to or greater than $50.00 per share and those options with exercise prices lower than $50.00 granted on or after December 7, 2000. The grant price of the new options will be equal to the highest of (i) the closing selling price per share on the trading day immediately before the day of grant; (ii) the average of the high and low per share sales price on the day of grant; or (iii) the closing selling price on the day of grant. The new options will not be granted before December 10, 2001, which is six months and one day following the date when the Company canceled the options accepted for exchange. A total of 1,364,957 options were tendered by employees under the program. The offer and the right to withdraw expired on June 7, 2001.

4.    Restructuring Charge

          During the quarter ended June 30, 2001, the Company recorded a restructuring charge of $816,000 related to redundancies at NetIQ resulting from the WebTrends merger and the resizing of the combined businesses. The entire restructuring charge was related to the reduction in the workforce resulting from resizing the combined businesses. A total of 36 employees have been terminated under this plan, of which 12 were in research and development and 24 were in sales and marketing. All employees terminated were informed of their terminations and terminated by June 30, 2001. During the quarters ended June 30, 2001 and September 30, 2001, $530,000 and $251,000, respectively, were paid out as termination benefits and $35,000 remained as a liability. The remaining liability is expected to be paid out during the year ending June 30, 2002.

          In the acquisition of WebTrends Corporation, the Company terminated 49 employees of WebTrends and accrued $1.5 million related to the reduction in the workforce resulting from resizing the combined businesses. The cost of terminating the employees was accounted for as part of the purchase price. Of the total, 9 were in research and development, 27 were in sales and marketing, and 13 were in general and administration. All employees to be terminated were informed of their terminations as of June 30, 2001. During the quarter ended June 30, 2001, 39 employees were terminated of which 9 were in research and development, 27 were in sales and marketing, and 3 were in general and administration. During the quarter ended September 30, 2001, 6 employees, previously notified, were terminated in general and administration. During the quarter ended June 30, 2001 and September 30, 2001, $414,000 and $393,000, respectively, were paid out as termination benefits and $661,000 remained as a liability. The remaining liability is expected to be paid out during the year ending June 30, 2002.

5.    Net Loss Per Share

          The following is a reconciliation of the shares used to compute basic and diluted net loss per share (in thousands):

	Three months ended September 30,
	2001	2000
Weighted average common shares outstanding	53,497	37,959
Weighted average common shares outstanding subject to repurchase	(412)	(673)

Shares used to compute basic and diluted net loss per share	53,085	37,286

          For the above-mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

	Three months ended September 30,
	2001	2000
Shares of common stock subject to repurchase	412	673
Outstanding options	1,950	3,602

Total	2,362	4,275

6.    Major Customer

          Microsoft Corporation accounted for 25% of total revenue during the three months ended September 30, 2001. No single customer accounted for more than 10% of total revenue during the three months ended September 30, 2000.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

          The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements about our plans, objectives, expectations and intentions. Forward-looking statements include: statements regarding future products or product development; statements regarding future research and development spending and our product development strategy; statements regarding the levels of international sales; statements regarding future expenditures; and statements regarding recent or future acquisitions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially include risks associated with license revenue stemming from our agreement with Microsoft Corporation, delays and other risks associated with new product development, competition and fluctuations in our sales cycle, failure to realize anticipated benefits from companies that we acquire, our ability to recruit and retain qualified personnel, and errors in our products. For a more complete description of the risks affective our business, see “Factors That May Affect Future Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in, this report.

Overview

          NetIQ is a leading provider of e-business infrastructure management and intelligence solutions for the components of an organization’s e-business infrastructure – from back-end servers, networks and directories to front-end web servers and applications. Our customers use our comprehensive line of solutions to manage the entire life cycle and the significant components of their distributed, complex enterprise and e-business infrastructures. Specifically, these solutions cover Network Performance Management, Windows 2000 and Exchange 2000 Migration, File and Directory Administration, System and Application Monitoring, Security Management, Web Analytics and Visitor Relationship Management.

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

          Vendor-specific objective evidence is based on the price generally charged when an element is sold separately, or if not yet sold separately, is established by authorized management. All elements of each order are valued at the time of revenue recognition. In situations where vendor-specific objective evidence does not exist or the fee is not fixed or determinable, revenue is recognized ratably over the life of the agreement or as payments become due. If installation is essential to the functionality of the software, license and consulting revenue is recognized upon completion of the installation.

          Sales made through distributors, resellers and original equipment manufacturers are recognized at the time these partners report to the Company that they have sold the software or, alternatively, when the Company drop-ships the product to the end user, and after all revenue recognition criteria have been met.

          Service revenue includes maintenance revenue, which is deferred and recognized ratably over the maintenance period, and revenue from consulting and training services, which is recognized as services are performed.

          On September 25, 2000, we entered into a licensing agreement with Microsoft Corporation whereby Microsoft will license our Operations Manager product technology and source code for core operations management of Windows 2000 and Microsoft server applications. We will receive $175.0 million in license fees and up to $6.0 million in engineering co-development funds over a three-year period starting November 2000. License revenue from the Microsoft agreement was $25.0 million in fiscal year 2001, $15.0 million in the quarter ended September 30, 2001, and is expected to be $20.0 million, $25.0 million, and $25.0 million in the remaining quarters of the fiscal year ending June 30, 2002. Under this contract there was no revenue from Microsoft during the quarter ended September 30, 2000. For a period of three years, Microsoft has also agreed to spend $5.0 million per year and pay us an additional $5.0 million per year to market the joint solutions.

          On March 30, 2001 we completed the acquisition of WebTrends Corporation. On July 17, 2000 we completed the acquisition of Software Realization, Inc. Results of these operations from the date of acquisition forward have been included in the consolidated financial statements. Accounting practices for all acquired companies have been conformed to those of NetIQ.

C	omparison of Three Months Ended September 30, 2001 and 2000

          Revenue. Our total revenue increased to $60.7 million for the three months ended September 30, 2001 from $30.5 million for the three months ended September 30, 2000, representing growth of approximately 99%. During the same period, our software license revenue increased to $45.1 million from $23.1 million, representing growth of 96%. These increases are due primarily to the revenue from Microsoft discussed above and increases in the number of software licenses sold, which resulted from increased acceptance of our products, expansion of our field and inside sales organizations and our third-party channel partners, and the inclusion of the operations of WebTrends. Service revenue increased to $15.6 million for the three months ended September 30, 2001 from $7.5 million for the three months ended September 30, 2000, representing growth of approximately 109%. This increase was due primarily to additional maintenance fees associated with new software licenses, renewals by our existing customers, and the inclusion of the operations of WebTrends. Service revenue increased as a percentage of total revenue due to the compounding effect of our base of installed licenses and due to a significant majority of our customers renewing their maintenance service agreements. We expect our service revenue to grow as a percentage of total revenue as our installed base increases and our existing customers renew maintenance contracts.

Cost of Revenue

          Cost of Software License Revenue.    Our cost of software license revenue includes the costs associated with software packaging, documentation such as user manuals and CDs, and production, as well as non-employee commissions and royalties. Cost of software license revenue was $901,000 and $345,000 for the three months ended September 30, 2001 and 2000, respectively, representing 2% of related software license revenue in both quarters. The increase in the dollar amount is due to the increase in license revenue including the operations of WebTrends. We expect our cost of software license revenue to increase as a percentage of total software license revenue in the future as revenue from Microsoft declines.

          Cost of Service Revenue.    Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic and on-site maintenance and consulting services. Costs associated with training activities consist principally of labor and departmental expenses as well as training materials. Cost of service revenue was $5.4 million and $1.3 million for the three months ended September 30, 2001 and 2000, respectively, representing 35% and 18% of related service revenue. The increase in dollar amount of cost of service revenue is primarily attributable to the growth in our installed customer base including the operations of WebTrends. Cost of service revenue as a percent of service revenue increased due primarily to hiring additional personnel to support our growing customer base, particularly WebTrends service organization starting in the fourth quarter of fiscal 2001, which provides more implementation services than we had prior to the merger. We expect service revenue to increase as our installed license base grows and, as a consequence, our cost of service revenue to increase in absolute dollars.

Operating Expenses

          Sales and Marketing.    Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, and expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows, and lead generation activities. Sales and marketing expenses increased to $27.0 million for the three months ended September 30, 2001 from $15.2 million for the three months ended September 30, 2000. The increase in dollar amount was due primarily to the hiring of additional field sales, inside sales and marketing personnel, which increased to 470 people from 274 people at September 30, 2000, and expanding our sales infrastructure and third-party channel partners, as well as higher commissions. Sales and marketing expenses represented 44% and 50% of total revenue for the three months ended September 30, 2001 and 2000, respectively. The decline in sales and marketing expenses as a percentage of total revenue was principally the result of revenue increases from the Microsoft agreement which does not require significant sales or marketing efforts. We expect to continue hiring additional sales and marketing personnel and to increase promotion, advertising, and other marketing expenditures in the future. Accordingly, we expect sales and marketing expenses will increase in absolute dollars in future periods.

          Research and Development.    Our research and development expenses consist primarily of salaries and other personnel-related costs, as well as facilities costs, consulting fees, and depreciation. These expenses increased to $13.0 million for the three months ended September 30, 2001 from $6.6 million for the three months ended September 30, 2000, representing 21% and 22%, respectively, of total revenue. This increase in dollar amount resulted principally from increases in personnel from 190 at September 30, 2000 to 343 at September 30, 2001, including the WebTrends facilities and personnel in Portland, Oregon. To date, all research and development costs have been expensed as incurred in accordance with Statement of Financial Accounting Standards No. 86 as our current software development process is essentially completed concurrent with the establishment of technological feasibility. We expect to continue to devote substantial resources to product development such that research and development expenses will increase in absolute dollars in future periods.

          General and Administrative.    Our general and administrative expenses consist primarily of personnel costs for finance and administration, as well as directors and officers insurance, and professional services expenses such as legal and accounting. General and administrative expenses increased to $4.4 million for the three months ended September 30, 2001 from $2.2 million for the three months ended September 30 2000, representing 7% of total revenues in both quarters. The increase in dollar amount was due primarily to increased staffing necessary to manage and support our growth. General and administrative personnel increased to 132 people at September 30, 2001 from 51 people at September 30, 2000. We believe that our general andadministrative expenses will increase in absolute dollars as we expand our administrative staff, add new financial and accounting systems, and increase professional fees to manage our growth.

          Stock-Based Compensation.    No deferred stock-based compensation was recorded during the three months ended September 30, 2001 or 2000. During the three months ended September 30, 2001 and 2000, we recognized stock-based compensation expense of $1.4 million and $170,000, respectively. The increase in the amortization is due to the recognition of deferred stock based compensation related to the acquisition of WebTrends Corporation that is being amortized over the vesting periods of the options assumed in the acquisition.

          Amortization of Goodwill and Intangibles.    During the three months ended September 30, 2001 and September 30, 2000, we amortized $198.6 million and $119.4 million, respectively, of goodwill and intangibles recognized in our acquisitions. We expect to amortize up to approximately $198 million of goodwill and intangibles each quarter through June 30, 2002. Thereafter, amortization of intangibles of up to $10 million may be expected each quarter.

          Total Other Income.    Total other income principally represents interest income earned on our cash and cash equivalent balances and short-term investments. For the three months ended September 30, 2001 and 2000, total other income was $5.6 million and $5.8 million, respectively. The decrease in total other income is the result primarily of decrease in the yield on cash and cash equivalents and short-term investments in 2001.

          Income Taxes.    We recorded income tax expense of $2.1 million and $2.9 million for the three months ended September 30, 2001 and September 30, 2000, respectively, mainly due to the non-deductibility of the goodwill amortization for income tax purposes.

Effect of Recent Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We will adopt SFAS No. 142 for the fiscal year beginning July 1, 2002. Upon adoption of SFAS 142, we will stop the amortization of goodwill with an expected net carrying value of approximately $918 million at the date of adoption and related expected amortization of approximately $188 million per quarter that resulted from business combinations completed prior to the adoption of SFAS No. 141. We will evaluate goodwill under the SFAS No. 142 transitional impairment test criteria and have not yet determined whether an impairment loss will occur. Any transitional impairment loss will be recognized as a change in accounting principle.

          In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on July 1, 2002. Adoption of this statement is not expected to have a material impact on our financial position or results of operations.

Liquidity and Capital Resources

          At September 30, 2001, we had $137.4 million in cash and cash equivalents and $353.2 million in short-term investments.

          Our operating activities resulted in net cash inflows of $21.5 million and $8.1 million for the three months ended September 30, 2001 and 2000, respectively. Cash from operations during 2001 was primarily from depreciation and amortization, decrease in accounts receivable, and increase in deferred revenue, net of decrease in other liabilities. Sources of cash during 2000 were principally depreciation and amortization, increases in accounts payable, deferred revenue, and accrued compensation. Use of cash in 2000 was an increase in accounts receivable.

          During the three months ended September 30, 2001 our investing activities provided net cash inflows of $22.9 million. Sources of cash in the period were primarily maturities of short-term investments of $89.8 million. Uses of cash in the current period were acquisition of property and equipment of $2.4 million and purchase of short-term investments of $64.5 million. During the three months ended September 30, 2000, our investing activities resulted in net cash outflows of $129.6 million, largely related to the acquisition of capital assets of $30.0 million for our headquarters building, $729,000 for the acquisition of Software Realization, Inc., and $123.8 million for the purchase of short-term investments. Maturities of short-term investments provided $25.0 million in cash inflows.

          Financing activities generated cash of $3.6 million and $8.4 million in the quarters ended September 30, 2001 and 2000, respectively, from the proceeds of the exercise of stock options and issuance of shares under the employee stock purchase plan.

          As of September 30, 2001, we do not have any significant debt commitments outstanding other than under operating leases.

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

          In the second half of fiscal 2001, revenue decreased as a result of our sales cycle lengthening due to a general slowdown in the US economy. Further, the recent terrorist attacks on the United States may cause continued instability and uncertainty in the global economic environment.

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

•	Difficulties associated with coordinating some of our new product offerings with anticipated future releases of products from Microsoft;

•	The difficulty of creating new products that support and operate efficiently with Microsoft’s new products, in particular Microsoft Operations Manager;

•	The difficulty of creating new products that operate with operating systems other than Windows Servers;

•	Customer acceptance of new product offerings;

•	Potential competition from Microsoft and other systems management providers for any new products that we may create; and

•	Potential reduction of revenue or linearity of revenue from month to month as customers evaluate the resulting product strategies of Microsoft, other systems management companies and ours.

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

          As we introduce new products and services such as hosted services we may encounter risks not present in our current business. We must anticipate and manage these risks, which may include new regulations, competition, technological requirements and our own ability to deliver or maintain reliable services to our customers or partners. Failure to do so may result in unrecovered costs, loss of market share or adverse publicity.

Our failure to develop adequate systems and manage the combined business following the integration of WebTrends could have a material adverse effect on our business, financial condition and operating results and could result in loss of key personnel.

          We have substantially completed integrating the management teams, strategies, culture, and operations of the two companies. However, the breadth and the complexity of the combined organization are much greater. As a result, we must develop new techniques to effectively manage multiple geographic locations, develop new products that utilize the assets and resources of both companies, and continue to develop uniform standards, controls, procedures, policies, and information systems to realize the anticipated benefits from the acquisition. We must effectively manage post-acquisition risks that may lead to the potential disruption of our ongoing business, our relationships with employees and customers, and distraction of our management.

          These risks are particularly challenging because we have completed other sizable acquisitions in the last two years. If we do not succeed in addressing these risks or any other problems encountered in connection with the merger, our operating results and financial condition would be adversely affected.

The acquisition of WebTrends could adversely affect combined financial results.

          We believe that the acquisition of WebTrends will have an ongoing positive effect on earnings per share before taking into account amortization of stock-based compensation, goodwill, and intangible assets. However, the dilution associated with the shares issued in the acquisition could reduce earnings per share if the potential benefits of the acquisition are not realized.

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

          We believe the principal factors that will draw end-users to e-business infrastructure management and intelligence solutions products include: the breadth of our product offering and depth of product functionality; product scalability; quality and performance; conformance to industry standards; competitive price; and customer support. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors’ innovations by continuing to enhance our products and sales channels.

          We may face competition in the future from established companies who have not previously entered the market for e-business infrastructure management and intelligence solutions as well as from emerging companies. Many of our anticipated competitors have greater financial, technical, marketing, professional services and other resources than ours. Established companies may not only develop their own e-business infrastructure management and intelligence solutions but they may also acquire or establish cooperative relationships with our competitors. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. If those future competitors are successful, we are likely to lose market share and our revenue would likely decline.

          Competition could also create bundling or compatibility issues and adversely affect our ability to sell our products. Potential competitors may bundle their products or incorporate e-business infrastructure management and intelligence solutions into existing products, including for promotional purposes. In addition, our ability to sell our products will depend, in part, on the compatibility of our products with other third party products, such as operating systems and messaging, Internet and database applications. Some of these third party software developers may change their products so that they are no longer compatible with our products. If our competitors bundle their products in this manner or third party software developers make their products incompatible with our products, this could materially and adversely affect our ability to sell our products, which could lead to price reductions for our products and reduction of our profit margins.

If the markets for e-business infrastructure management and intelligence solutions do not continue to develop as we anticipate, our ability to grow our business and sell our products will be adversely affected.

          Historically the majority of our products have been designed to support Windows servers-based systems and applications and it is anticipated that many of our products will be dependent on the Windows market for the foreseeable future. If the market for Windows 2000 does not develop or develops more slowly than we currently anticipate, this would materially and adversely affect our ability to grow our business, sell our products, and maintain profitability. In addition, users of previous versions of Windows NT may decide to migrate to an operating system other than Windows 2000 due to improved functionality of some other vendor’s operating system. Windows 2000 and related products from Microsoft may address more of the needs of its customers for systems administration and operations management, in which case our customers would not need to purchase our products to perform those functions. Although the market for Windows servers-based systems has grown rapidly in recent periods, this growth may not continue at the same rate, or at all. If there is broader acceptance of other existing or new operating systems that provide enhanced capabilities or offer similar functionality to Windows Servers at a lower cost, our business would likely suffer.

          The market for e-business infrastructure management and intelligence solutions software may not develop or may grow more slowly than we anticipate, and this could materially and adversely affect our ability to grow our business, sell our products, and maintain profitability on an operating basis. The rate of acceptance of our products is dependent on the increasing complexity of businesses’ operating environments as businesses deploy additional servers and applications. Many companies have been addressing their e-business infrastructure management and intelligence needs internally and only recently have become aware of the benefits of third-party solutions. Our future financial performance will depend in large part on the continued growth in the number of businesses adopting third-party applications management software products and their deployment of these products on an enterprise-wide basis.

The lengthy sales cycle for our products makes our revenues susceptible to fluctuations.

          The delay or failure to complete sales, particularly large enterprise-wide sales, in a quarter or fiscal year would reduce our quarterly and annual revenue. We have traditionally focused on sales of our products to workgroups and divisions of a customer, resulting in a sales cycle ranging between 90 and 180 days. The sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including customers’ budgetary constraints and internal acceptance procedures, installation requirements, and the introduction or announcement of new products by our company, competitors or Microsoft. In recent quarters we have experienced longer financial and purchasing review cycles from many of our customers as a result of the economic slowdown.

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

          Many of our e-business infrastructure management and intelligence solutions are targeted for Internet-based systems. The rapid growth of the Internet is a recent phenomenon. The growth of our revenue is dependent on the continued use of the Internet for communication and commerce. Additionally, the Internet infrastructure must continue to evolve to handle increased levels of Internet activity, security, reliability, cost, ease of use, accessibility and quality of service. Potential federal, state and foreign regulation in the areas of privacy and content, as well as potential taxation of Internet use, could hamper Internet growth. Similarly, Internet users may become more concerned about Internet privacy and security. To the extent that government regulation or user concern hampers the growth of the Internet, our business could be negatively affected.

The market price of our common stock, like that of other technology stocks, has been and may continue to be volatile.

          The market price of our common stock has been highly volatile and we expect that our stock price will continue to fluctuate. The value of an investment in NetIQ could decline due to the impact of any of the following factors upon the market price of our common stock: growth rate expectations for the technology sector generally; variations in our actual and anticipated operating results; changes in our earnings estimates by analysts; and our failure to meet analysts’ performance expectations.

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

          Our future success will depend in large part on our ability to attract and retain experienced sales, research and development, marketing, technical support and management personnel. New employees will likely require substantial training in the use of our products, which in turn will require significant resources and management attention. If we do not attract and retain such personnel, this could materially and adversely affect our ability to grow our business.

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

          Our success will depend to a significant extent on the continued services of our executive officers and other key employees, including key sales, consulting, technical and marketing personnel. If we lose the services of one or more of our executives or key employees, including if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with us, this could harm our business and could affect our ability to successfully implement our business objectives. Glen Boyd and Eli Shapira, co-founders of WebTrends, resigned in August 2001 and September 2001, respectively, and Her-Daw Che, co-founder of NetIQ resigned in October 2001.

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

We rely on our network and data center infrastructure for internal communications, communications with customers and partners, direct sales of our software products, sales lead generation and direct provision of fee-

based services. We must protect our network infrastructure and equipment against damage from human error, physical or electronic security breaches, power loss and other facility failures, fire, earthquake, flood, telecommunications failure, sabotage, vandalism and similar events. Despite precautions, a natural disaster or other unanticipated problems could result in interruptions in our service or significant damage. In addition, failure of any of our telecommunications providers to provide consistent data communications capacity could result in interruptions in our services and thus in our ability to provide service to our customers. Additionally, we must continue to expand and adapt our network to satisfy our internal and customer requirements. We are dependent on certain telecommunications providers for our backbone capacity and it may be difficult to quickly increase this capacity in light of the lead times in the industry.

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

          Principally our business is transacted in United States dollars. In the quarter ended September 30, 2001, 6% of our invoices were in currencies other than the United States dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Belgium, Canada, Denmark, France, Germany, Italy, Japan, Singapore, Spain, Sweden, Switzerland, and the United Kingdom. We believe that a natural hedge exists in some local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of September 30, 2001, we had no hedging contracts outstanding.

          At September 30, 2001 we had $137.4 million in cash and cash equivalents, and $353.2 million in short-term investments. Based on our cash, cash equivalents and short-term investments at September 30, 2001, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $2.2 million.

SIGNATURES

          Pursuant to the requirements of the Securities Act, NetIQ Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 8th day of November, 2001.

NE	TIQ CORPORATION

/s/ CHING-FA HWANG
By:
Ching-Fa Hwang,
President and Chief Executive Officer

/s/ JAMES A. BARTH
By:
James A. Barth,
Senior Vice President Finance and
Chief Financial Officer (Principal Financial and Accounting Officer)