Form 10-Q
period 2001-12-31
NETIQ CORP
filed 2002-02-12
CIK 1084827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

As of January 31, 2002, the Registrant had outstanding 54,177,715 shares of Common Stock.

NETIQ CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED DECEMBER 31, 2001

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NetIQ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2001	June 30, 2001(1)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$77,983	$89,494
Short-term investments	432,961	377,287
Accounts receivable, net of allowance for uncollectible accounts and sales returns	28,289	27,116
Prepaid expenses and other	3,222	2,691

Total current assets	542,455	496,588
Property and equipment, net	53,531	54,731
Goodwill and other intangibles, net	1,368,453	1,769,803
Long-term investment	2,800	—
Other assets	1,401	1,407

Total assets	$1,968,640	$2,322,529

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,967	$5,451
Accrued compensation and related benefits	13,899	14,704
Other liabilities	13,934	19,389
Deferred revenue	40,802	33,093

Total current liabilities	73,602	72,637

Stockholders’ equity:
Common stock—$0.001; 250,000,000 shares authorized, 54,091,166 issued and outstanding at December 31, 2001; and 53,284,629 issued and outstanding at June 30, 2001	2,860,442	2,849,211
Deferred stock-based compensation	(1,206)	(3,782)
Accumulated deficit	(966,437)	(597,104)
Accumulated other comprehensive income	2,239	1,567

Total stockholders’ equity	1,895,038	2,249,892

Total liabilities and stockholders’ equity	$1,968,640	$2,322,529

(1)	Derived from audited consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Software license revenue	$50,210	$30,527	$95,338	$53,593
Service revenue	16,636	9,126	32,202	16,589

Total revenue	66,846	39,653	127,540	70,182

Cost of software license revenue	1,029	511	1,930	856
Cost of service revenue	5,359	1,972	10,744	3,318

Total cost of revenue	6,388	2,483	12,674	4,174

Gross profit	60,458	37,170	114,866	66,008

Operating expenses:
Sales and marketing	26,073	17,007	51,672	33,058
Research and development	14,398	8,336	28,761	14,050
General and administrative	4,532	2,675	8,925	4,887
Stock-based compensation	1,107	170	2,474	340
Amortization of goodwill and intangibles	198,209	118,819	396,771	238,213

Total operating expenses	244,319	147,007	488,603	290,548

Loss from operations	(183,861)	(109,837)	(373,737)	(224,540)

Other income (expenses):
Interest income	4,950	5,127	10,454	10,931
Other expenses, net	(165)	(266)	(50)	(251)

Total other income	4,785	4,861	10,404	10,680

Loss before income taxes	(179,076)	(104,976)	(363,333)	(213,860)
Income taxes	3,890	4,340	6,000	7,240

Net loss	(182,966)	(109,316)	(369,333)	(221,100)

Other comprehensive income (expenses), net of income taxes:
Foreign currency translation adjustments	(59)	120	(44)	—
Unrealized (loss) gain on short-term investments	(511)	577	716	707

Comprehensive loss	$(183,536)	$(108,619)	$(368,661)	$(220,393)

Basic and diluted net loss per share	$(3.42)	$(2.83)	$(6.93)	$(5.83)
Shares used to compute basic and diluted net loss per share	53,455	38,596	53,270	37,942

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(369,333)	$(221,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	403,110	240,179
Tax benefit from disqualifying dispositions	6,000	7,020
Amortization of stock-based compensation	2,474	340
Loss from disposal of property	747	—
Changes in:
Accounts receivable	(1,067)	(15,767)
Prepaid expenses and other	(565)	2,973
Accounts payable	(229)	2,491
Accrued compensation and related benefits	(912)	5,989
Other liabilities	(5,004)	(2,233)
Deferred revenue	7,769	4,793

Net cash provided by operating activities	42,990	24,685

Cash flows from investing activities:
Purchases of property and equipment	(6,199)	(34,785)
Proceeds from sales of property and equipment	22	—
Cash used in acquisition, net of cash received	—	(729)
Purchases of short-term investments	(214,846)	(150,078)
Proceeds from maturities of short-term investments	159,886	45,725
Purchase of long-term investments	(2,800)	—
Other	7	28

Net cash used in investing activities	(63,930)	(139,839)

Cash flows from financing activities:
Proceeds from issuance of common stock	9,475	25,410

Net cash provided by financing activities	9,475	25,410

Effect of exchange rate changes on cash	(46)	(22)

Net decrease in cash and cash equivalents	(11,511)	(89,766)
Cash and cash equivalents, beginning of period	89,494	187,610

Cash and cash equivalents, end of period	$77,983	$97,844

Supplemental disclosure of cashflow information-cash paid for:
Interest	$1	$31
Income taxes	$748	$86

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended December 31, 2001 and 2000
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

2.    Long-Term Investment

Long-term investment consists of equity investment in a privately held company and is accounted for under the equity method.

3.    Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

4.    Effects of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for the fiscal year beginning July 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill, with an expected net carrying value of approximately $917 million at the date of adoption, and related expected amortization of approximately $188 million per quarter that resulted from business combinations completed prior to the adoption of SFAS No. 141. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test criteria and has not yet determined whether an impairment loss will occur. Any transitional impairment loss will be recognized as a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will adopt SFAS No. 144 on July 1, 2002. Adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

5.    Tender Offer

On May 7, 2001 the Company announced a voluntary stock option exchange program for its non-executive employees. Under the program, employees were given the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date. The exchange was limited to employees who held options with an exercise price equal to or greater than $50.00 per share. A total of 1,364,957 options were tendered by employees under the program. A total of 1,304,606 options were granted on December 10, 2001 at $35.11.

6.    Restructuring Charge

During the quarter ended June 30, 2001, the Company recorded a restructuring charge of $816,000 related to redundancies at NetIQ resulting from the WebTrends merger and the resizing of the combined businesses. The entire restructuring charge was related to the reduction in the workforce resulting from resizing the combined businesses. A total of 36 employees have been terminated under this plan, of which 12 were in research and development and 24 were in sales and marketing. All employees to be terminated were terminated by June 30, 2001. During the quarter ended June 30, 2001 and the six months ended December 31, 2001, $530,000 and $286,000, respectively, were paid out as termination benefits and there is no remaining liability at December 31, 2001.

In the acquisition of WebTrends Corporation, the Company identified 49 employees of WebTrends for termination and accrued $1.5 million related to the reduction in the workforce resulting from resizing the combined businesses. The cost of terminating the employees was accounted for as part of the purchase price. Of the total number of employees to be terminated, 9 were in research and development, 27 were in sales and marketing, and 13 were in general and administration. All employees to be terminated were informed of their terminations as of June 30, 2001. During the quarter ended June 30, 2001, 39 employees were terminated of which 9 were in research and development, 27 were in sales and marketing, and 3 were in general and administration. During the six months ended December 31, 2001, 6 employees, previously notified, were terminated in general and administration. During the quarter ended June 30, 2001 and the six months ended December 31, 2001, $414,000 and $770,000, respectively, were paid out as termination benefits and $246,000 remained as a liability at December 31, 2001. The termination of one of the employees was cancelled and the purchase price was adjusted for the related accrued costs of $70,000. The remaining liability is expected to be paid out during the year ending June 30, 2002.

7.    Net Loss Per Share

The following is a reconciliation of the shares used to compute basic and diluted net loss per share (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2001	2000	2001	2000
Weighted average common shares outstanding	53,867	39,265	53,682	38,613
Weighted average common outstanding subject to repurchase	(412)	(669)	(412)	(671)

Shares used in computing basic and diluted net loss per share	53,455	38,596	53,270	37,942

For the above-mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2001	2000	2001	2000
Outstanding options	1,868	3,749	1,948	3,680
Weighted average common shares outstanding subject to repurchase	412	669	412	671

Total	2,280	4,418	2,360	4,351

8.    Major Customer

Microsoft Corporation accounted for 30% and 28% of total revenue during the three and six months ended December 31, 2001. Microsoft Corporation accounted for 16% and 11% of total revenue during the three and six months ended December 31, 2000.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements about our plans, objectives, expectations and intentions. Forward-looking statements include but are not limited to: statements regarding future products or product development; statements regarding future research and development spending and our product development strategy; statements regarding the levels of international sales; statements regarding future expenditures; and statements regarding recent or future acquisitions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially include risks associated with license revenue stemming from our agreement with Microsoft Corporation, delays and other risks associated with new product development, competition and fluctuations in our sales cycle, failure to realize anticipated benefits from companies that we acquire, our ability to recruit and retain qualified personnel, and defects in our products. For a more complete description of the risks affecting our business, see “Factors That May Affect Future Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.

Overview

We are a leading provider of e-business infrastructure management and intelligence solutions for the components of an organization’s e-business infrastructure – from back-end servers, networks and directories to front-end web servers and applications. Our customers use our comprehensive line of solutions to manage the entire life cycle and the significant components of their distributed, complex enterprise and e-business infrastructures. Specifically, these solutions address Network Performance Management, Windows 2000 and Exchange 2000 Migration, File and Directory Administration, System and Application Monitoring, Security Management, Web Analytics, and Visitor Relationship Management.

We derive the large majority of our revenue from software licenses. In recent quarters, our license revenue has been increasingly derived from our license agreement with Microsoft Corporation. We also derive revenue from sales of annual maintenance service agreements and, to a lesser extent, consulting and training services. Service revenue has increased in recent periods as license revenue has increased and the size of our installed base has grown. The pricing of our products is based on the number of systems, accounts and applications managed, although volume and enterprise pricing is also available. Our customers typically purchase one year of product software maintenance with their initial license of our products. Thereafter, customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee typically equal to a fixed percentage of the current list price of the licensed product.

We sell our products through both our direct sales force, which includes our field and inside sales personnel, as well as through indirect channels, such as distributors, value-added resellers, and original equipment manufacturers. Customers can also download and pay for our products from our website.

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

Vendor-specific objective evidence is based on the price generally charged when an element is sold separately, or if not yet sold separately, is established by authorized management. All elements of each order are valued at the time of revenue recognition. In situations where vendor-specific objective evidence does not exist revenue is recognized ratably over the life of the agreement. If installation is essential to the functionality of the software, license and consulting revenue is recognized upon completion of the installation.

Generally, sales made through distributors, resellers, and original equipment manufacturers are recognized at the time these partners report to the Company that they have sold the software or, alternatively, when the Company drop-ships the product to the end user, and after all revenue recognition criteria have been met.

Service revenue includes maintenance revenue, which is deferred and recognized ratably over the maintenance period, and revenue from consulting and training services, which is recognized as services are performed.

On September 25, 2000, we entered into a licensing agreement with Microsoft Corporation whereby Microsoft licensed our Operations Manager product technology and source code for core operations management of Windows 2000 and Microsoft server applications. We expect to receive a total of $175.0 million in license fees over a three-year period starting November 2000. License revenue from the Microsoft agreement was $25.0 million in fiscal year 2001, $15.0 million in the quarter ended September 30, 2001, and $20.0 million in the quarter ended December 31, 2001, for a total of $60 million. We expect to receive $25.0 million in each of the remaining quarters of the fiscal year ending June 30, 2002. Revenue under this agreement is expected to be $60.0 million and $5.0 million in fiscal years 2003 and 2004, respectively. Microsoft has also agreed to spend $5.0 million per year and pay us an additional $5.0 million per year to market the joint solutions, for a period of three years.

On March 30, 2001 we completed the acquisition of WebTrends Corporation. On July 17, 2000 we completed the acquisition of Software Realization, Inc. Results of operations of these companies from the date of acquisition forward have been included in the consolidated financial statements. Accounting practices for all acquired companies have been conformed to those of NetIQ.

Comparison of Three and Six Months Ended December 31, 2001 and 2000

Revenue.    Our total revenue increased to $66.8 million and $127.5 million for the three and six months ended December 31, 2001 from $39.7 million and $70.2 million for the three and six months ended December 31, 2000, representing growth of 69% and 82% during the respective periods. During these same periods, our software license revenue increased to $50.2 million and $95.3 million from $30.5 million and $53.6 million, representing growth of 64% and 78%. These increases are due primarily to the revenue from Microsoft discussed above and the inclusion of the operations of WebTrends. Service revenue increased to $16.6 million and $32.2 million for the three and six months ended December 31, 2001 from $9.1 million and $16.6 million for the three and six months ended December 31, 2000, representing growth of 82% and 94% during the respective periods. This increase was primarily due to additional maintenance fees associated with new software licenses, renewals by our existing customers, and the inclusion of the operations of WebTrends. Service revenue increased as a percentage of total revenue due to the compounding effect of our base of installed licenses, a significant majority of our customers renewing their maintenance service agreements, and inclusion of the operations of WebTrends which provides more implementation service than we had prior to the merger. We expect our service revenue to grow as a percentage of total revenue as our installed base increases and our existing customers renew maintenance contracts.

Cost of Revenue

Cost of Software License Revenue.    Our cost of software license revenue includes the costs associated with software packaging, documentation such as user manuals and CDs, and production, as well as non-employee commissions and royalties. Cost of software license revenue was $1.0 million and $1.9 million for the three and six months ended December 31, 2001, and $511,000 and $856,000 for the three and six months ended December 31, 2000, respectively, representing 2% of related software license revenue in all periods. The increase in the dollar amount is due to the increase in license revenue including the operations of WebTrends. We expect our cost of software license revenue to increase as a percentage of total software license revenue in the future as revenue from Microsoft declines.

Cost of Service Revenue.    Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic and on-site maintenance and consulting services. Costs associated with training consist principally of labor and departmental expenses as well as training materials. Cost of service revenue was $5.4 million and $10.7 million for the three and six months ended December 31, 2001, and $2.0 million and $3.3 million for the three and six months ended December 31, 2000, respectively, representing 32%, 33%, 22%, and 20% of related service revenue, in each of the periods. The decline in service gross margins is primarily attributable to the addition of the WebTrends customer base, which requires more implementation services than our traditional customers. We expect service revenue to increase as our installed license base grows and, as a consequence, our cost of service revenue to increase in absolute dollars.

Operating Expenses

Sales and Marketing.    Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, and expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows, and lead generation activities. Sales and marketing expenses increased to $26.1 million and $51.7 million for the three and six months ended December 31, 2001, from $17.0 million and $33.1 million for the three and six months ended December 31, 2000. The increase in dollar amount was due primarily to the hiring of additional field sales, inside sales and marketing personnel, which increased to 456 people from 282 people at December 31, 2000, and expanding our sales infrastructure to support our third-party channel partners. Sales and marketing expenses represented 39%, 41%, 43% and 47% of total revenue for the three and six months ended December 31, 2001 and 2000, respectively. The decline in sales and marketing expenses as a percentage of total revenue was principally the result of revenue increases from the Microsoft agreement which does not require significant sales or marketing efforts. We expect to continue hiring additional sales and marketing personnel and to increase promotion, advertising, and other marketing expenditures in the future. Accordingly, we expect sales and marketing expenses will increase in absolute dollars in future periods.

Research and Development.    Our research and development expenses consist primarily of salaries and other personnel-related costs, as well as facilities costs, consulting fees, and depreciation. These expenses increased to $14.4 million and $28.8 million or 22% and 23%, of total revenue for the three and six months ended December 31, 2001, respectively, from $8.3 million and $14.1 million, or 21% and 20% of total revenue for the three and six months ended December 31, 2000, respectively. The increase in dollar amount resulted principally from increases in engineering and technical writing personnel, from 239 at December 31, 2000 to 408 at December 31, 2001, including the WebTrends facilities and personnel in Portland, Oregon. Costs associated with product management activities is now included in research and development for all periods; previously such costs were included in sales and marketing. To date, all research and development costs have been expensed as incurred in accordance with Statement of Financial Accounting Standards No. 86 as our current software development process is essentially completed concurrent with the establishment of technological feasibility. We expect to continue to devote substantial resources to product development such that research and development expenses will increase in absolute dollars in future periods.

General and Administration.    Our general and administrative expenses consist primarily of personnel costs for finance and administration, as well as directors and officers insurance, and professional services expenses such as legal and accounting. General and administrative expenses increased to $4.5 million and $8.9 million for the three and six months ended December 31, 2001, from $2.7 million and $4.9 million for the three and six months ended December 31, 2000. General and administrative expenses represented 7% of total revenue for each of the periods presented. This increase in dollar amount resulted principally from increased staffing necessary to manage and support our growth, from 67 at December 31, 2000 to 137 at December 31, 2001. We believe that our general and administrative expenses will increase in absolute dollars as we expand our administrative staff, add new financial and accounting systems, and increase professional fees to manage our growth.

Stock-Based Compensation.    No deferred stock-based compensation was recorded during the six months ended December 31, 2001 or 2000. During the three and six months ended December 31, 2001 and 2000, we recognized stock-based compensation expense of $1.1 million, $2.5 million, $170,000, and $340,000, respectively. The increase in the amortization is due to the recognition of deferred stock based compensation related to the acquisition of WebTrends in March 2001 that is being amortized over the vesting periods of the options assumed in the acquisition.

Amortization of Goodwill and Intangibles.    During the three and six months ended December 31, 2001 and 2000 we amortized $198.2 million, $396.8 million, $118.8 million, and $238.2 million of the goodwill and intangibles recognized in our acquisitions. We expect to amortize up to approximately $198 million of goodwill and intangibles each quarter through June 30, 2002. Thereafter, amortization of goodwill will cease as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets and amortization of other intangible assets of up to $10 million may be expected each quarter through March 31, 2003 for assets acquired as of December 31, 2001.

Total Other Income.    Total other income principally represents interest income earned on our cash and cash equivalent and short-term investments. For the three and six months ended December 31, 2001 and 2000, total other income was $4.8 million, $10.4 million, $4.9 million, and $10.7 million, respectively. The decrease in total other income is primarily the result of decreases in the yields on cash and cash equivalents and short-term investments in 2001.

Income Taxes.    We recorded income tax expense of $3.9 million, $6.0 million, $4.3 million, and $7.2 million for the three and six months ended December 31, 2001 and 2000 largely due to the non-deductibility of the goodwill amortization for income tax purposes.

Effects of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We will adopt SFAS No. 142 for the fiscal year beginning July 1, 2002. Upon adoption of SFAS No. 142, we will stop the amortization of goodwill, with an expected net carrying value of approximately $917 million at the date of adoption, and related expected amortization of approximately $188 million per quarter that resulted from business combinations completed prior to the adoption of SFAS No. 141. We will evaluate goodwill under the SFAS No. 142 transitional impairment test criteria and have not yet determined whether an impairment loss will occur. Any transitional impairment loss will be recognized as a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We will adopt SFAS No. 144 on July 1, 2002. Adoption of this statement is not expected to have a material impact on our financial position or results of operations.

Liquidity and Capital Resources

At December 31, 2001, we had cash and cash equivalents of $78.0 million and short-term investments of $433.0 million for a total of $511.0 million, representing a combined increase of $44.2 million from June 30, 2001. The largest portion of the increase resulted from cash provided by our operations of $43.0 million and the issuance of common stock of $9.5 million during the period offset by property and equipment purchases of $6.2 million and a long-term investment of $2.8 million.

Our operating activities resulted in net cash inflows of $43.0 million and $24.7 million during the six months ended December 31, 2001 and 2000, respectively. Cash from operations during the first six months ended December 31, 2001 and 2000 was primarily from net income after adjusting for depreciation and amortization and stock-based compensation. Other sources of cash in 2001 included an increase in deferred revenue and tax benefit of disqualifying dispositions. Sources of cash during 2000 were principally decrease in prepaid expenses and increases in accounts payable, accrued compensation, and deferred revenue. Uses of cash in 2001 were increases in current assets and decreases in current liabilities excluding deferred revenue. Uses of cash in 2000 were an increase in accounts receivable and decrease in other liabilities.

Our investing activities used cash of $63.9 million and $139.8 million during the six months ended December 31, 2001 and 2000, respectively. Sources of cash were primarily maturities of short-term investments of $159.9 million and $45.7 million in the respective periods. Uses of cash in 2001 were acquisition of property and equipment of $6.2 million and purchases of short-term and long-term investments of $214.8 million and $2.8 million, respectively. Uses of cash in 2000 were largely related to the acquisition of capital assets of $34.8 million for our headquarters building, $729,000 for the acquisition of Software Realization, Inc., and $150.1 million for the purchase of short-term investments.

Financing activities generated cash of $9.5 million and $25.4 million in the six months ended December 31, 2001 and 2000, respectively, from the proceeds of the exercise of stock options and issuance of shares under the employee stock purchase plan.

As of December 31, 2001, we do not have any significant debt commitments outstanding other than under operating leases.

We believe that our cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for the next 12 months. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products or technologies. We have no current plans, agreements or commitments, and are not currently engaged in any negotiations with respect to any such significant transaction.

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

Our quarterly operating results may fluctuate for a number of reasons, some of which are beyond our control. These fluctuations may result in volatility in our stock price.

We may experience significant fluctuations in our operating results. Quarterly results could fail to meet our expectations for a number of reasons, including failure to release new products on a timely basis, competitive developments and general economic conditions. The delay or failure to complete sales, particularly large enterprise-wide sales, in a quarter or fiscal year would reduce our quarterly and annual revenue. We have traditionally focused on sales of our products to workgroups and divisions of a customer, resulting in a sales cycle ranging between 90 and 180 days. The sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including customers’ budgetary constraints and internal acceptance procedures, installation requirements, and the introduction or announcement of new products by our company, competitors or Microsoft. In recent quarters we have experienced longer financial and purchasing review cycles from many of our customers as a result of the economic slowdown.

Because our operating expenses are relatively fixed in the short term, even a relatively small revenue shortfall can have a material impact on profitability. We believe that quarter-to-quarter financial comparisons are not necessarily meaningful indicators of our future operating results and should not be relied on as an indication of future performance. Nonetheless, if our quarterly operating results fail to meet the expectations of analysts, the trading price of our common stock could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future due to a number of factors described elsewhere in this report, including many that are beyond our control.

We have recently experienced several changes in our senior management team.

In January 2002, Charles M. Bosenberg joined the Company as President and Chief Executive Officer and Ching-Fa Hwang, his predecessor and a co-founder of the Company, became Chairman of the Board. Her-Daw Che, co-founder of NetIQ resigned in October 2001. Glen Boyd and Eli Shapira, co-founders of WebTrends, resigned in August 2001 and September 2001, respectively. Thomas P. Bernhardt, Senior Vice President, Chief Technology Officer, and Director resigned in February 2002. Our success will depend to a significant extent on our ability to assimilate these changes in our leadership team and to retain the services of our executive officers and other key employees, including key sales, consulting, technical and marketing personnel. If we lose the services of one or more of our executives or key employees, including if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with us, this could harm our business and could affect our ability to successfully implement our business objectives.

We face several risks in connection with our license, development and marketing agreement with Microsoft.

In September 2000, we licensed a substantial portion of our Operations Manager technology to Microsoft for $175.0 million, payable over three years. Microsoft may use the technology broadly with respect to Windows 2000, but its use is limited with respect to Windows NT. We also agreed to provide limited engineering resources for a fee and to develop and market products that operate with the products that Microsoft plans to offer based on our technology. We anticipate significant benefits from the agreement, but it also poses significant risks, including:

•
Quarterly license revenue from Microsoft has grown over the past several quarters and will peak at $25 million per quarter in the March, June, and September 2002 quarters. This revenue will decline beginning in the quarter ending December 2002, and will terminate in the quarter ending September 2003. We must generate incremental revenue from other sources in order to maintain overall revenue growth.

•
Loss of revenue from existing Operations Manager and AppManager products until we generate higher levels of revenue from products that operate with Microsoft’s new products. The faster the rate of customer adoption of Windows 2000 and Microsoft’s Operations Manager, the greater the potential loss of revenue from our operations management products. Faster adoption of Windows 2000 may increase our opportunity for additional revenue from licenses of our migration tools and new products that operate with products that Microsoft plans to offer. However, this additional revenue may not be sufficient to offset the loss of revenue from our Operations Manager and AppManager products;

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

Most of our revenue growth in the past year has come from our agreement with Microsoft and the acquisition of WebTrends. In the second half of fiscal 2001, revenue decreased as a result of our sales cycle lengthening due to a general slowdown in the US economy. Further, the recent terrorist attacks and the threat of additional attacks on the United States has and may continue to cause instability and uncertainty in the global economic environment.

Increasing competition could also impact our revenue growth. Additionally, it will be more difficult to maintain high growth rates in revenue as the base of our revenue expands. Our efforts to expand our software product suites, sales and marketing activities, direct and indirect distribution channels, maintenance and support functions, and to pursue strategic relationships or acquisitions may not succeed or may prove more expensive than we currently anticipate. As a result, we cannot predict our future operating results with any degree of certainty and our operating results may vary significantly from quarter to quarter.

We have a history of losses and may experience losses in the future.

Since our inception, we have incurred significant net losses, although in recent quarters we have achieved profitability, excluding amortization of stock-based compensation, goodwill and intangible assets. It is expected that we will continue to incur significant sales and marketing, product development and administrative expenses. Currently, under accounting principles generally accepted in the United States of America, we amortize all intangible assets, including goodwill, from acquisitions occurring prior to July 1, 2001 over the useful lives of such assets. However, beginning July 1, 2002 certain intangible assets, including goodwill, will be maintained on the balance sheet rather than being amortized, although they may eventually be written down to the extent they are deemed to be impaired. To the extent that we amortize goodwill and other intangible assets created in our acquisitions, we are unlikely to generate net income until the goodwill and other intangible assets are fully amortized or amortization is discontinued. We may also incur significant losses in any periods where we have write-offs associated with goodwill or other intangible asset impairments.

We will continue to depend on our marketing, product development, and sales relationship with Microsoft, and if this relationship suffers, our customers would likely purchase other vendors’ systems management software products.

We believe that our success in penetrating target markets for our systems management products depends in part on our ability to maintain strong strategic marketing, product development, and sales relationships with Microsoft. Our relationship with Microsoft will be important to validate our technology, facilitate broad market acceptance of our products and enhance our sales, marketing and distribution capabilities.

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

Our future success depends upon our ability to address the rapidly changing needs of our customers by developing and introducing high quality products, product enhancements, and services on a timely basis and by keeping pace with technological developments and emerging industry standards. The market for some of our products is in the early stage of development and is rapidly evolving. As is common in such new and rapidly evolving industries, demand and market acceptance for recently introduced products are subject to high levels of uncertainty and risk. Furthermore, new products can quickly render products obsolete that were only recently in high demand.

New products and services may present additional and unanticipated risks.

As we introduce new products and services, such as hosted services, we may encounter risks not present in our current business. We must anticipate and manage these risks, which may include new regulations, competition, technological requirements and our own ability to deliver or maintain reliable services to our customers or partners. Failure to do so may result in unrecovered costs, loss of market share or adverse publicity.

Our failure to develop adequate systems and manage the combined business following the integration of WebTrends could have a material adverse effect on our business, financial condition and operating results and could result in loss of key personnel.

We have substantially completed integrating the management teams, strategies, culture, and operations of the two companies. However, the breadth and the complexity of the combined organization are much greater. As a result, we must continue to develop new techniques to effectively manage multiple geographic locations, develop new products that utilize the assets and resources of both companies, and further develop cost-effective standards, controls, procedures, policies, and information systems to realize the anticipated benefits from the acquisition. If we do not succeed in addressing these risks or any other problems encountered in connection with the merger, our business, operating results and financial condition would be adversely affected.

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

Many of our anticipated competitors have greater financial, technical, marketing, professional services, and other resources than ours. Established companies may not only develop their own e-business infrastructure management and intelligence solutions but they may also acquire or establish cooperative relationships with our competitors. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. If those future competitors are successful, we are likely to lose market share and our revenue would likely decline.

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

The market price of our common stock has been highly volatile and we expect that our stock price will continue to fluctuate. The value of an investment in our stock could decline due to the impact of any of the following factors upon the market price of our common stock: growth rate expectations for the technology sector generally; variations in our actual and anticipated operating results; changes in our earnings estimates by analysts; and our failure to meet analysts’ performance expectations.

The stock markets have in general, and with respect to technology companies in particular, recently experienced significant stock price and volume volatility. Stock prices for many companies in the technology and emerging growth sector have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. The stock markets may continue to experience volatility that may adversely affect the market price of our common stock.

We will need to recruit and retain additional qualified personnel to successfully manage our business.

Our future success will depend in large part on our ability to attract and retain experienced sales, research and development, marketing, technical support, and management personnel. New employees will likely require substantial training in the use of our products, which in turn will require significant resources and management attention. If we do not attract and retain such personnel, this could materially and adversely affect our ability to grow our business.

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

Because our software products are complex, they may contain errors, or “bugs,” that could be detected at any point in a product’s life cycle. These errors could materially and adversely affect our reputation, result in significant costs to us, and impair our ability to sell our products in the future. The costs we may incur in correcting any product errors may be substantial and could decrease our profit margins. While we expect to continually test our products for errors and work with customers through our customer support services organization to identify and correct bugs, errors in our products may be found in the future. Testing for errors is complicated in part because it is difficult to simulate the highly complex computing environments in which our customers use these products as well as because of the increased functionality of our product offerings. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, increased service and warranty costs or exposure to product liability litigation. Moreover, because our products support operating systems and applications, any software errors or bugs in the operating server software or the systems and applications that our products operate with may result in errors in the performance of our software.

Our ability to secure, protect and expand our network and data centers is increasingly important to our current and future business.

We rely on our network and data center infrastructure for internal communications, communications with customers and partners, direct sales of our software products, sales lead generation and direct provision of fee-based services. We must protect our network infrastructure and equipment against damage from human error, physical or electronic security breaches, power loss and other facility failures, fire, earthquake, flood, telecommunications failure, sabotage, vandalism and similar events. Despite precautions, a natural disaster or other unanticipated problems could result in interruptions in our service or significant damage. In addition, failure of any of our telecommunications providers to provide consistent data communications capacity could result in interruptions in our services and thus in our ability to provide service to our customers. Additionally, we must continue to expand and adapt our network to satisfy our customer and internal requirements. We are dependent on certain telecommunications providers for our backbone capacity and it may be difficult to quickly increase this capacity in light of the lead times in the industry.

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

Third parties may claim that our current or future products infringe their proprietary rights, and these claims, whether they have merit or not, could harm our business by increasing our costs or reducing our revenue. We previously litigated a claim with Compuware alleging that we had infringed a third party’s intellectual property rights. In 1999, WebTrends was involved in an intellectual property dispute with WebSide Story, Inc. which was settled in January 2000. In January 2002 WebSide Story, Inc. filed a defamation and breach of contract lawsuit. This and any future claims could affect our relationships with existing customers and may prevent future customers from licensing our products. The intensely competitive nature of our industry and the importance of technology to our competitors’ businesses may contribute to the likelihood of being subject to third party claims of this nature. Any such claims, with or without merit, could be time consuming, result in potentially significant litigation costs, including costs related to any damages we may owe resulting from such litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. Such claims could also force us either to stop selling, incorporating or using products or services that incorporate the challenged intellectual property or to redesign those products or services that incorporate such technology. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry grows and the functionality of products in different industry segments overlaps.

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

Principally our business is transacted in United States dollars. In the six months ended December 31, 2001, 8% of our invoices were in currencies other than the United States dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Canada, Denmark, Japan, Singapore, Switzerland, United Kingdom, and the Euro denominated countries. We believe that a natural hedge exists in some local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of December 31, 2001, we had no hedging contracts outstanding.

At December 31, 2001 we had $78.0 million in cash and cash equivalents, and $433.0 million in short-term investments. Based on our cash, cash equivalents and short-term investments at December 31, 2001, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $2.0 million.

PART II    OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on November 15, 2001. The following matters were submitted to a vote of the stockholders:

1.	Election of Two Class III directors to serve a three-year term expiring at the 2004 Annual Meeting of Stockholders, or until their successors are elected:

	VOTES
	For	Against	Withheld	Abstentions
Ching-Fa Hwang	45,148,735	—	863,514	—
Thomas P. Bernhardt	45,175,564	—	836,685	—

Each of the following directors’ terms of office as a director continued after the Annual Meeting:

Ching-Fa Hwang
Thomas P. Bernhardt

The following directors will continue in office for the remainder of their terms:

Term Expires
Alan Kaufman	2002
Michael J. Maples	2003
Scott D. Sandell	2002
Elijahu Shapira	2002
Ying-Hon Wong	2003

2.	Ratification of the appointment of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending June 30, 2002:

VOTES
For	Against	Withheld	Abstentions
45,893,859	117,026	—	1,364

ITEM 5.    OTHER INFORMATION

In January 2002, Charles M. Bosenberg joined the Company as President and Chief Executive Officer and Ching-Fa Hwang, his predecessor and a co-founder of the Company, became Chairman of the Board.

Thomas P. Bernhardt, Senior Vice President, Chief Technology Officer, and Director resigned in February 2002.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibit Number	Description
10.12	Employment Agreement, dated January 25, 2002 by and between NetIQ and Charles M. Bosenberg

10.13	Agreement dated January 25, 2002 by and between NetIQ and Ching-Fa Hwang

10.14	Separation and Settlement Agreement, dated February 5, 2002 by and between NetIQ and Thomas P. Bernhardt

10.15†	2002 Stock Plan (incorporated by reference to exhibit number 10.5 filed with NetIQ’s Registration Statement on Form S-8, declared effective January 29, 2002)

†	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Act, NetIQ Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 12th day of February, 2002.

NETIQ CORPORATION

By:	/S/ JAMES A. BARTH
James A. Barth, Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)