Form 10-Q
period 2002-03-31
NETIQ CORP
filed 2002-05-14
CIK 1084827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-26757

NetIQ CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	77-0405505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3553 North First Street, San Jose CA	95134
(Address of principal executive offices)	(Zip Code)

(408) 856-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of April 30, 2002, the Registrant had outstanding 54,049,231 shares of Common Stock.

NetIQ CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2002

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NetIQ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2002	June 30, 2001(1)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$94,430	$89,494
Short-term investments	442,981	377,287
Accounts receivable, net of allowance for uncollectible accounts and sales returns	29,463	27,116
Prepaid expenses and other	3,394	2,691

Total current assets	570,268	496,588
Property and equipment, net	55,504	54,731
Goodwill and other intangibles, net	1,171,856	1,769,803
Long-term investment	2,758	—
Other assets	1,458	1,407

Total assets	$1,801,844	$2,322,529

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,132	$5,451
Accrued compensation and related benefits	17,995	14,704
Other liabilities	12,280	19,389
Deferred revenue	43,386	33,093

Total current liabilities	79,793	72,637

Stockholders’ equity:
Common stock-$0.001; 250,000,000 shares authorized, 54,260,161 issued and outstanding at March 31, 2002; and 53,284,629 issued and outstanding at June 30, 2001	2,868,956	2,849,211
Deferred employee stock-based compensation	(744)	(3,782)
Accumulated deficit	(1,146,729)	(597,104)
Accumulated other comprehensive income	568	1,567

Total stockholders’ equity	1,722,051	2,249,892

Total liabilities and stockholders’ equity	$1,801,844	$2,322,529

(1)	Derived from audited consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Software license revenue	$55,805	$28,348	$151,143	$81,941
Service revenue	18,695	9,783	50,897	26,372

Total revenue	74,500	38,131	202,040	108,313

Cost of software license revenue	854	432	2,784	1,288
Cost of service revenue	6,408	2,343	17,152	5,661

Total cost of revenue	7,262	2,775	19,936	6,949

Gross profit	67,238	35,356	182,104	101,364

Operating expenses:
Sales and marketing	27,193	17,945	78,865	49,213
Research and development	15,912	10,011	44,673	25,851
General and administrative	5,691	2,905	14,616	7,792
Employee stock-based compensation	429	195	2,903	535
Write-off of acquired in-process research and development costs	—	2,663	—	2,663
Amortization of goodwill and intangibles	198,008	120,435	594,779	358,647

Total operating expenses	247,233	154,154	735,836	444,701

Loss from operations	(179,995)	(118,798)	(553,732)	(343,337)

Other income (expenses):
Interest income	4,723	5,344	15,177	16,276
Other expenses, net	(30)	106	(80)	(146)

Total other income	4,693	5,450	15,097	16,130

Loss before income taxes	(175,302)	(113,348)	(538,635)	(327,207)
Income taxes	4,990	2,630	10,990	9,870

Net loss	(180,292)	(115,978)	(549,625)	(337,077)

Other comprehensive income (expenses), net of income taxes:
Foreign currency translation adjustments	(65)	(21)	(109)	(22)
Unrealized gain (loss) on short-term investments	(1,606)	701	(890)	1,409

Comprehensive loss	$(181,963)	$(115,298)	$(550,624)	$(335,690)

Basic and diluted net loss per share	$(3.35)	$(2.95)	$(10.28)	$(8.77)
Shares used to compute basic and diluted net loss per share	53,832	39,360	53,455	38,449

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(549,625)	$(337,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-off of acquired in-process research and development costs	—	2,663
Depreciation and amortization	603,972	362,024
Tax benefit from disqualifying dispositions	10,900	9,620
Amortization of employee stock-based compensation	2,903	535
Warrant issued in lieu of compensation	1,501	—
Loss from disposal of property	803	29
Undistributed loss from long-term investment	42	—
Changes in:
Accounts receivable	(2,361)	(5,765)
Prepaid expenses and other	(749)	2,215
Accounts payable	929	1,189
Accrued compensation and related benefits	3,208	10,052
Other liabilities	(6,556)	(1,841)
Deferred revenue	10,135	3,694

Net cash provided by operating activities	75,102	47,338

Cash flows from investing activities:
Purchases of property and equipment	(12,762)	(38,932)
Proceeds from sales of property and equipment	37	31
Cash received in acquisitions, net of cash payments	—	5,586
Purchases of short-term investments	(264,778)	(158,139)
Proceeds from maturities of short-term investments	198,191	39,583
Purchase of long-term investments	(2,800)	—
Other	(63)	25

Net cash used in investing activities	(82,175)	(151,846)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,675	27,159

Net cash provided by financing activities	11,675	27,159

Effect of exchange rate changes on cash	334	(1,067)

Net increase (decrease) in cash and cash equivalents	4,936	(78,416)
Cash and cash equivalents, beginning of period	89,494	187,610

Cash and cash equivalents, end of period	$94,430	$109,194

Supplemental disclosure of cashflow information-cash paid for:
Interest	$4	$36
Income taxes	$1,102	$256

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended March 31, 2002 and 2001
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

2.    Long-Term Investment

Long-term investment consists of an equity investment in a privately held company and is accounted for under the equity method; accordingly, the investment is adjusted to reflect our share of investment income or loss.

3.    Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

4.    Effects of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Account Standards (SFAS) No. 141, Business Combinations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interest method. The adoption of this statement did not have any impact on the Company’s financial statements.

In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously recognized goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company will adopt SFAS No. 142 for the fiscal year beginning July 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill resulting from business combinations completed prior to the adoption of SFAS No. 141, with an expected net carrying value of approximately $916 million at the date of adoption, resulting in an expected reduction of quarterly amortization of approximately $188 million. Additionally, upon adoption of SFAS No. 142, the Company will perform a transitional impairment review related to the carrying value of goodwill as of July 1, 2002. Currently, the

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company is in the process of determining its reporting units for the purpose of applying the impairment test, analyzing how fair value will be determined for purposes of applying SFAS No. 142, and quantifying the anticipated impact of adopting the provisions of SFAS No. 142. The Company presently expects that it will record a charge in the first quarter of fiscal 2003 for a transitional impairment of the carrying value of goodwill. However, the magnitude of the impairment, if any, cannot be determined until the impairment testing is completed in the first quarter of fiscal 2003. Any transitional impairment loss will be recognized as a change in accounting principle.

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

Estimated future amortization of purchased intangible assets, excluding goodwill, as of March 31, 2002 is as follows (in thousands):

Fiscal Year Ending June 30,
2002 (remaining 3 months)	$10,407
2003	37,217
2004	19,988
2005	320

Total	$67,932

5.    Other Liabilities

Other liabilities consist of (in thousands):

	March 31, 2002	June 30, 2001
Accrued sales and marketing costs	$5,939	$5,108
Sales taxes payable	1,729	1,399
Accrued merger costs	209	5,088
Other	4,403	7,794

Other liabilities	$12,280	$19,389

6.    Tender Offer

On May 7, 2001 the Company announced a voluntary stock option exchange program for its non-executive employees. Under the program, employees were given the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date. The exchange was limited to employees who held options with an exercise price equal to or greater than $50.00 per share. Options exercisable for a total of 1,364,957 shares were tendered by employees under the program. Options exercisable for a total of 1,304,606 shares were granted on December 10, 2001 at $35.11.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Restructuring Charge

During the quarter ended June 30, 2001, the Company recorded a restructuring charge of $816,000 related to redundancies at NetIQ resulting from the WebTrends merger and the resizing of the combined businesses. The entire restructuring charge was related to the reduction in the workforce resulting from resizing the combined businesses. A total of 36 employees have been terminated under this plan, of which 12 were in research and development and 24 were in sales and marketing. All employees to be terminated were terminated by June 30, 2001. During the quarter ended June 30, 2001 and the nine months ended March 31, 2002, $530,000 and $286,000, respectively, were paid out as termination benefits and there is no remaining liability at March 31, 2002.

In the acquisition of WebTrends Corporation, the Company terminated 49 employees of WebTrends and accrued $1.5 million related to the reduction in the workforce resulting from resizing the combined businesses. The cost of terminating the employees was accounted for as part of the purchase price. Of the total number of employees to be terminated, 9 were in research and development, 27 were in sales and marketing, and 13 were in general and administration. All employees to be terminated were informed of their terminations prior to June 30, 2001. During the quarter ended June 30, 2001, 39 employees were terminated of which 9 were in research and development, 27 were in sales and marketing, and 3 were in general and administration. During the nine months ended March 31, 2002, 7 employees, previously notified, were terminated in general and administration. During the quarter ended June 30, 2001 and the nine months ended March 31, 2002, $414,000 and $937,000, respectively, were paid out as termination benefits and $79,000 remained as a liability at March 31, 2002. The termination of one of the employees was cancelled and the purchase price was adjusted for the related accrued costs of $70,000. The remaining liability is expected to be paid out during the year ending June 30, 2002.

8.    Warrant

During the quarter ended March 31, 2002 the Company issued a warrant to purchase 140,000 shares of common stock at $21.81 per share to a consulting firm in connection with the search for the Company’s new chief executive officer. The warrant was valued at $1.5 million using the Black-Scholes pricing model with the following assumptions: contractual life of 16 months, risk free interest rate of 3.87%, volatility of 111%, and no dividends during the contractual term. The fair value of the warrant was expensed in the quarter ended March 31, 2002 and is included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss. No shares have been issued pursuant to the warrant.

9.    Net Loss Per Share

The following is a reconciliation of the shares used to compute basic and diluted net loss per share (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2002	2001	2002	2001
Weighted average common shares outstanding	54,196	39,938	53,851	39,047
Weighted average common shares outstanding subject to repurchase	(364)	(578)	(396)	(598)

Shares used in computing basic and diluted net loss per share	53,832	39,360	53,455	38,449

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the above-mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2002	2001	2002	2001
Outstanding options	1,448	2,429	1,806	3,236
Weighted average common shares outstanding subject to repurchase	364	578	396	598

Total	1,812	3,007	2,202	3,834

10.    Major Customer

Microsoft Corporation accounted for 34% and 30% of total revenue during the three and nine months ended March 31, 2002. Microsoft Corporation accounted for 30% and 18% of total revenue during the three and nine months ended March 31, 2001.

11.    Share Repurchase Program

In April 2002 the Board of Directors authorized a stock repurchase program to acquire, from time to time, up to $100 million of the Company’s outstanding common stock in open market or negotiated transactions. The Company has repurchased 475,000 shares as of April 30, 2002 under the program.

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

Overview

We are a leading provider of e-business infrastructure management and intelligence solutions for the components of an organization’s e-business infrastructure—from back-end servers, networks and directories to front-end web servers and applications. Our customers use our comprehensive line of solutions to manage the significant components of their distributed, complex enterprise and e-business infrastructures. Specifically, these solutions address Network Performance Management, Windows 2000 and Exchange 2000 Migration, File and Directory Administration, System and Application Monitoring, Security Management, and Web Analytics.

We derive the large majority of our revenue from perpetual software licenses. In recent quarters, our license revenue has been increasingly derived from our license agreement with Microsoft Corporation. We also earn revenue from sales of annual maintenance service agreements and, to a lesser extent, consulting and training services. Service revenue has increased in recent periods as the size of our installed base has grown and as a result of significant growth in hosted software services. We price our products based on the number of systems, accounts and applications managed, although volume and enterprise pricing is also available. Our customers typically purchase one year of product software maintenance with their initial license of our products. Thereafter, customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee typically equal to a fixed percentage of the current list price of the licensed product.

We sell our products through both our direct sales force, which includes our field and inside sales personnel, and through indirect channels, such as distributors, value-added resellers, and original equipment manufacturers. Additionally, customers can also download and pay for our products from our website.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of the our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe that there are several accounting policies that are critical to understanding our consolidated financial statements as these policies affect the reported amounts of revenue and other significant estimates involving management judgment. The critical accounting policies and estimates are described below.

Revenue Recognition

We sell perpetual licenses and recognize revenue in accordance with accounting principles generally accepted in the United States of America, generally upon meeting each of the following criteria:

•	Existence of persuasive evidence of an arrangement. Persuasive evidence is generally a written purchase order, license agreement or contract;

•
Delivery of product and authorization keys. Delivery has occurred when media containing the software is shipped or, in the case of electronic delivery, the customer is given access to the software, and the authorization keys are shipped;

•
Fee is fixed or determinable. A fee is established to be fixed and determinable when it is not subject to subsequent refund or adjustment. If the fee is not fixed or determinable, revenue is recognized when the amounts become due and payable;

•	Collection is deemed probable within six months of transaction date; and

•	Vendor-specific objective evidence exists to allocate the total fee to all elements of the arrangement.

We recognize software revenue using the residual method under which revenue is recognized when vendor- specific objective evidence of fair value exists for all of the undelivered elements in an arrangement, but does not exist for one or more of the delivered elements. Revenue is allocated to each undelivered element based on their relative fair values. Vendor-specific objective evidence of fair value is based on the price generally charged when the element is sold separately, or if not yet sold separately, is established by authorized management. In situations where vendor-specific objective evidence of fair value for the undelivered elements does not exist, the entire amount of revenue from the arrangement is deferred and recognized when fair value can be established for the undelivered elements or when those elements are delivered.

We perform credit reviews of significant orders prior to extending credit. Collection is deemed probable if we expect that the amounts due will be collectible within six months of the shipment date. If collection is not deemed probable, we defer the revenue until the cash is collected. The determination of a customer’s ability to pay requires significant judgment and failure to collect from a creditworthy customer can adversely affect our revenues and net income.

When licenses and services are sold together, license fees are recognized upon shipment, provided that (1) the above criteria have been met, (2) payment of the license fee is not dependent upon the performance of the services, and (3) the services do not provide significant customization of the software and are not essential to the functionality of the software that was sold. For arrangements that do not meet the above criteria, license and the related service revenue are recognized upon completion of all contractual obligations.

Service revenue includes maintenance revenue, usage and subscription-based revenue from our WebTrends Live product, consulting, and training services.

Generally, sales made through distributors, resellers, and original equipment manufacturers are recognized at the time these partners report to the Company that they have sold the software or, alternatively, when the Company drop-ships the product to the end user, and after all revenue recognition criteria have been met.

Deferred Revenue—We defer revenue for maintenance and recognize it ratably over the maintenance term, typically one year. Advance payments for our WebTrends Live services are deferred and revenue is recognized based on usage. Deferred consulting and training revenues are recognized as those services are performed.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates made in the accompanying financial statements are:

Allowance for Uncollectible Accounts—The allowance for uncollectible accounts is based on our assessment of the collectibility of specific customer accounts and an analysis of the remaining accounts receivable. If there is a deterioration of a large customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

Sales returns reserve—We establish a reserve for sales returns based on historical trends in product returns. Revenue is recognized net of allowances for returns. If the actual future returns exceed our estimates, our revenue and net income could be adversely affected.

Facility Reserve—We lease approximately 110,000 square feet of office space under five-year leases expiring in 2004 and 2005 in Portland, Oregon. In September 2001 it was determined that we would not need a portion of this space for our operations in the foreseeable future. The quarterly rent for the unused space is approximately $129,500. Based on management’s assessment of market conditions, including the time required to sub-lease the facility, a liability of $518,000 was accrued in the quarter ended September 30, 2001. If we are unable to sub-lease the facility as anticipated we will be required to expense up to an additional $2.1 million, which may adversely affect our results of operations.

Provision for Income Taxes—Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is recorded to reduce net deferred tax assets to amounts that are more likely than not to be recognized. A valuation allowance has been established to fully reserve these deferred tax assets due to the uncertainty regarding their realizability due to the expectation of future stock options exercises.

Goodwill and Other Intangible Assets—Goodwill and other intangible assets resulting from business combinations are amortized on a straight-line basis over periods ranging from 1 to 3 years. We evaluate the net realizable value of goodwill and intangibles periodically based on a number of factors including operating results, business plans, budgets and economic projections. Our evaluation also considers non-financial data such as market trends, customer relationships, product development cycles, and changes in management’s market emphasis. Adjustments to the carrying value of goodwill and other intangible assets are made whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. See additional discussion under Effects of Recent Accounting Pronouncements.

Significant Events

On September 25, 2000, we entered into a licensing agreement with Microsoft Corporation whereby Microsoft licensed our Operations Manager product technology and source code for core operations management of Windows 2000 and Microsoft server applications. We expect to receive a total of $175.0 million in license fees over a three-year period starting November 2000. License revenue from the Microsoft agreement was $25.0 million in fiscal year 2001, $15.0 million in the quarter ended September 30, 2001, $20.0 million in the quarter ended December 31, 2001, and $25.0 million in the quarter ended March 31, 2002, for a total of $85 million. We expect to receive $25.0 million in the remaining quarter of the fiscal year ending June 30, 2002. Revenue under this agreement is expected to be $60.0 million and $5.0 million in fiscal years 2003 and 2004, respectively. Over the three year period, Microsoft has also agreed to spend $5.0 million per year and pay us an additional $5.0 million per year to market the joint solutions.

On March 30, 2001 we completed the acquisition of WebTrends Corporation. On July 17, 2000 we completed the acquisition of Software Realization, Inc. Results of operations of these companies from the date of acquisition forward have been included in the consolidated financial statements. Accounting practices for all acquired companies have been conformed to those of NetIQ.

Comparison of Three and Nine Months Ended March 31, 2002 and 2001

Total Revenue.    Our total revenue increased to $74.5 million and $202 million for the three and nine months ended March 31, 2002 from $38.1 million and $108.3 million for the three and nine months ended March 31, 2001, representing growth of 95% and 87% during the respective periods.

License Revenue.    During the three and nine months ended March 31, 2002, our software license revenue increased to $55.8 million and $151.1 million from $28.3 million and $81.9 million, for the three and nine months ended March 31, 2001, representing growth of 97% and 84%. These increases are due primarily to the revenue from Microsoft discussed above and the inclusion of the operations of WebTrends.

Service Revenue.    Service revenue increased to $18.7 million and $50.9 million for the three and nine months ended March 31, 2002 from $9.8 million and $26.4 million for the three and nine months ended March 31, 2001, representing growth of 91% and 93% during the respective periods. This increase was primarily due to additional maintenance fees associated with new software licenses, renewals by our existing customers, and the inclusion of the operations of WebTrends during the three and nine months ended March 31, 2002. Service revenue increased as a percentage of total revenue due to the compounding effect of our base of installed licenses, a significant majority of our customers renewing their maintenance service agreements, and inclusion of the operations of WebTrends which provides more implementation service and subscription revenue than we had prior to the merger. We expect our service revenue to grow as a percentage of total revenue as our installed base increases and our existing customers renew maintenance contracts.

Cost of Revenue

Cost of Software License Revenue.    Our cost of software license revenue includes the costs associated with software packaging, documentation such as user manuals and CDs, and production, as well as non-employee commissions and royalties. Cost of software license revenue was $854,000 and $2.8 million for the three and nine months ended March 31, 2002, and $432,000 and $1.3 million for the three and nine months ended March 31, 2001, respectively, representing approximately 2% of related software license revenue in all periods. The increase in the dollar amount is due to the increase in license revenue including the operations of WebTrends. We expect our cost of software license revenue to increase as a percentage of total software license revenue in the future as revenue from Microsoft declines.

Cost of Service Revenue.    Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic support and on-site consulting services. Costs associated with training consist principally of labor and travel expenses as well as training materials. Cost of service revenue was $6.4 million and $17.2 million for the three and nine months ended March 31, 2002, and $2.3 million and $5.7 million for the three and nine months ended March 31, 2001, respectively, representing 34%, 34%, 24%, and 21% of related service revenue, in each of the periods. The decline in service gross margins is primarily attributable to the addition of the WebTrends customer base, which requires more implementation services than our traditional customers, and includes higher-cost operations relating to the subscription revenue from WebTrends Live. We expect service revenue to increase as our installed license base grows and, as a consequence, our cost of service revenue to increase in absolute dollars.

Operating Expenses

Sales and Marketing.    Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, and expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows, and lead generation activities. Sales and marketing expenses were

$27.2 million and $78.9 million, or 37% and 39% of total revenue, for the three and nine months ended March 31, 2002, compared to $17.9 million and $49.2 million, or 47% and 45% of total revenue, for the three and nine months ended March 31, 2001. The increase in dollar amount was due primarily to the hiring of additional field sales and support, inside sales and marketing and sales management personnel, which increased to 470 people at March 31, 2002 from 327 people at March 31, 2001, and expanding our sales infrastructure to support our third-party channel partners. The decline in sales and marketing expenses as a percentage of total revenue was principally the result of revenue increases from the Microsoft agreement which does not require significant sales or marketing efforts. We expect to continue hiring additional sales personnel and to increase promotion, advertising, and other marketing expenditures in the future. Accordingly, we expect sales and marketing expenses will increase in absolute dollars in future periods.

Research and Development.    Our research and development expenses consist primarily of salaries and other personnel-related costs, as well as facilities costs, consulting fees, and depreciation. These expenses increased to $15.9 million and $44.7 million or 21% and 22%, of total revenue for the three and nine months ended March 31, 2002, respectively, from $10 million and $25.9 million, or 26% and 24% of total revenue for the three and nine months ended March 31, 2001, respectively. The increase in dollar amount resulted principally from increases in engineering and technical writing personnel, from 282 at March 31, 2001 to 417 at March 31, 2002, including the WebTrends facilities and personnel in Portland, Oregon. Costs associated with product management activities are included in research and development for all periods. To date, all research and development costs have been expensed as incurred in accordance with Statement of Financial Accounting Standards No. 86 as our current software development process is essentially completed concurrent with the establishment of technological feasibility. We expect to continue to devote substantial resources to product development such that research and development expenses will increase in absolute dollars in future periods.

General and Administration.    Our general and administrative expenses consist primarily of personnel costs for finance and administration, as well as directors and officers insurance, and professional services expenses such as legal and accounting. General and administrative expenses increased to $5.7 million and $14.6 million for the three and nine months ended March 31, 2002, from $2.9 million and $7.8 million for the three and nine months ended March 31, 2001. General and administrative expenses represented 8% of total revenue for each of the three months ended March 31, 2002 and 2001, and 7% of total revenue for each of the nine months ended March 31, 2002 and 2001. This increase in dollar amount resulted principally from increased staffing necessary to manage and support our growth, from 79 people at March 31, 2001 to 155 at March 31, 2002, and the inclusion of $1.5 million associated with the warrant issued to an executive search firm for the hiring of our new chief executive officer. We believe that our general and administrative expenses will increase over time in absolute dollars as we expand our administrative staff, add new financial and accounting systems, and increase professional fees to manage our growth.

Employee Stock-Based Compensation.    No deferred employee stock-based compensation was recorded during the nine months ended March 31, 2002. We recorded $4.9 million of deferred employee stock-based compensation, during the nine months ended March 31, 2001, due to the assumption of WebTrends options in the acquisition. During the three and nine months ended March 31, 2002 and 2001, we recognized employee stock-based compensation expense of $429,000, $2.9 million, $195,000, and $535,000, respectively. The increase in the amortization is due to the deferred employee stock based compensation related to the acquisition of WebTrends in March 2001 that is being amortized over the vesting periods of the options assumed in the acquisition.

Write-off of Acquired In-Process Research and Development Costs.    During the nine months March 31, 2001, we expensed $2.7 million related to the acquisition of WebTrends as a one time charge to operations associated with the purchase of in-process technology that had not reached technological feasibility.

Amortization of Goodwill and Intangibles.    During the three and nine months ended March 31, 2002, we amortized $198 million and $594.8 million of the goodwill and intangibles recorded in our acquisitions. During the three and nine months ended March 31, 2001, we amortized $120.4 million and $358.6 million of the goodwill and intangibles recorded in our acquisitions. We expect to amortize approximately $198 million of goodwill and intangibles in the remaining quarter of our fiscal year ending June 30, 2002. Thereafter, we will cease amortizing goodwill as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002, see discussion under Effects of Recent Accounting Pronouncements.

Total Other Income.    Total other income principally represents interest income earned on our cash and cash equivalents and short-term investments. For the three and nine months ended March 31, 2002 and 2001, total other income was $4.7 million, $15.1 million, $5.5 million, and $16.1 million, respectively. Despite increases in cash balances, decreases in total other income resulted due to decreases in the investment yields in 2002.

Income Taxes.    We recorded income tax expense of $5 million, $11 million, $2.6 million, and $9.9 million for the three and nine months ended March 31, 2002 and 2001, respectively, while showing a net loss, largely due to the non-deductibility of the goodwill amortization for income tax purposes.

Effects of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interest method. The adoption of this statement did not have any impact on our financial statements.

In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously recognized goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. We will adopt SFAS No. 142 for the fiscal year beginning July 1, 2002. Upon adoption of SFAS No. 142, we will stop the amortization of goodwill resulting from business combinations completed prior to the adoption of SFAS No. 141, with an expected net carrying value of approximately $916 million at the date of adoption, resulting in an expected reduction of quarterly amortization of approximately $188 million. Additionally, upon adoption of SFAS No. 142, we will perform a transitional impairment review related to the carrying value of goodwill as of July 1, 2002. Currently, we are in the process of determining our reporting units for the purpose of applying the impairment test, analyzing how fair value will be determined for purposes of applying SFAS No. 142, and quantifying the anticipated impact of adopting the provisions of SFAS No. 142. We presently expect that we will record a charge on July 1, 2002 for a transitional impairment of the carrying value of goodwill. However, the magnitude of the impairment, if any, cannot be determined until the impairment testing is completed in the first quarter of fiscal 2003. Any transitional impairment loss will be recognized as a change in accounting principle.

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

Estimated future amortization of purchased intangible assets, excluding goodwill, as of March 31, 2002 is as follows (in thousands):

Fiscal Year Ending June 30,
2002 (remaining 3 months)	$10,407
2003	37,217
2004	19,988
2005	320

Total	$67,932

Liquidity and Capital Resources

At March 31, 2002, we had cash and cash equivalents of $94.4 million and short-term investments of $443 million for a total of $537.4 million, representing a combined increase of $70.6 million since June 30, 2001. The largest portion of the increase resulted from cash provided by our operations of $75.1 million and the issuance of common stock for employee stock-option exercises of $11.7 million during the period.

Our operating activities resulted in net cash inflows of $75.1 million and $47.3 million during the nine months ended March 31, 2002 and 2001, respectively. Cash from operations during these periods was primarily from net income after adjusting for non-cash charges for depreciation and amortization, employee stock-based compensation, and a warrant to purchase common stock issued in lieu of compensation. Other sources of cash in 2002 included an increase in accounts payable, accrued compensation, deferred revenue, and the tax benefit of disqualifying dispositions. Sources of cash during 2001 were principally from a decrease in prepaid expenses and increases in accounts payable, accrued compensation, and deferred revenue. Uses of cash in 2002 were increases in current assets and decreases in other liabilities. Uses of cash in 2001 were an increase in accounts receivable and a decrease in other liabilities.

Our investing activities used cash of $82.2 million and $151.8 million during the nine months ended March 31, 2002 and 2001, respectively. Sources of cash were primarily maturities of short-term investments of $198.2 million and $39.6 million in the respective periods. Additionally, acquisitions provided cash of $5.6 million in 2001. Uses of cash in 2002 were for the acquisition of property and equipment of $12.8 million and purchase of short-term and long-term investments of $264.8 million and $2.8 million, respectively. Uses of cash in 2001 were largely related to the acquisition of property and equipment of $38.9 million, mainly our headquarters building, and $158.1 million for the purchase of short-term investments.

Financing activities generated cash of $11.7 million and $27.2 million in the nine months ended March 31, 2002 and 2001, respectively, from the proceeds of the exercise of stock options and issuance of shares under the employee stock purchase plan.

As of March 31, 2002, we did not have any significant debt commitments outstanding other than under operating leases for office facilities.

We believe that our cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital, capital expenditures and stock repurchases for the next 12 months. A portion of our cash may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products or technologies. We have no current plans, agreements or commitments, and are not currently engaged in any substantive negotiations with respect to any such significant transaction.

Factors That May Affect Future Operating Results

The following risk factors and other information included in this report should be carefully considered, although the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially and adversely affected.

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

In January 2002, Charles M. Bosenberg joined the Company as President and Chief Executive Officer and Ching-Fa Hwang, his predecessor and a co-founder of the Company, became Chairman of the Board. Thomas P. Bernhardt, Senior Vice President, Chief Technology Officer, and Director, resigned in February 2002. Her-Daw Che, co-founder of NetIQ, resigned in October 2001. Glen Boyd and Eli Shapira, co-founders of WebTrends, resigned in August 2001 and September 2001, respectively. Our success will depend to a significant extent on our ability to assimilate these changes in our leadership team and to retain the services of our executive officers and other key employees. If we lose the services of one or more of our executives or key employees, including if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with us, this could harm our business and could affect our ability to successfully implement our business objectives.

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

•
Quarterly license revenue from Microsoft has grown over the past several quarters and peaks at $25 million per quarter in the March, June, and September 2002 quarters. This revenue will decline beginning in the quarter ending December 2002, and will terminate in the quarter ending September 2003. We must generate incremental revenue from other sources in order to maintain overall revenue growth.

•
Loss of revenue from existing Operations Manager and AppManager products until we generate higher levels of revenue from new products. The faster the rate of customer adoption of Windows 2000 and Microsoft’s Operations Manager, the greater the potential loss of revenue from our operations management products. Faster adoption of Windows 2000 may increase our opportunity for additional revenue from licenses of our migration tools and new products that operate with products that Microsoft plans to offer. However, this additional revenue may not be sufficient to offset the loss of revenue from our Operations Manager and AppManager products;

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

Most of our revenue growth in the past year has come from our agreement with Microsoft and the acquisition of WebTrends. In the second half of fiscal 2001, revenue decreased as a result of our lengthening sales cycle due to a general slowdown in the US economy. During fiscal 2002 to date, revenues other than from Microsoft have remained relatively flat due to the continued softness of the US economy and further deterioration in the European economies. Further, the recent terrorist attacks and the threat of additional attacks on the United States has and may continue to cause instability and uncertainty in the global economic environment.

Increasing competition could also impact our revenue growth. Additionally, it will be more difficult to maintain high growth rates in revenue as the base of our revenue expands. Our efforts to expand our software product suites, sales and marketing activities, direct and indirect distribution channels, maintenance and support functions, and pursue strategic relationships or acquisitions may not succeed or may prove less profitable than we currently anticipate. As a result, we cannot predict our future operating results with any degree of certainty and our operating results may vary significantly from quarter to quarter.

We have a history of losses and may experience losses in the future.

Since our inception, we have incurred significant net losses, although in recent quarters we have achieved profitability excluding amortization of employee stock-based compensation, goodwill and intangible assets. It is expected that we will continue to incur significant sales and marketing, product development and administrative expenses. Currently, under accounting principles generally accepted in the United States of America, we amortize all intangible assets, including goodwill, from acquisitions occurring prior to July 1, 2001 over the useful lives of such assets. However, beginning July 1, 2002, goodwill will be maintained on the balance sheet rather than being amortized, although it may be written down to the extent it is deemed to be impaired. During the remainder of fiscal 2002, as we continue to amortize goodwill created in our acquisitions, or to the extent we incur significant impairment charges related to goodwill or other intangible assets in any future period, we are unlikely to generate net income.

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

Historically the majority of our products have been designed to support Windows servers-based systems and applications and it is anticipated that many of our products will be dependent on the Windows market for the foreseeable future. If the market for Windows 2000 does not continue to develop or develops more slowly than we currently anticipate, this would materially and adversely affect our ability to grow our business, sell our products, and maintain profitability. In addition, users of previous versions of Windows NT may decide to migrate to an operating system other than Windows 2000 due to improved functionality of some other vendor’s operating system. Windows 2000 and related products from Microsoft may address more of the needs of its customers for systems administration and operations management, in which case our customers would not need to purchase our products to perform those functions. Although the market for Windows servers-based systems has grown rapidly in recent periods, this growth may not continue at the same rate, or at all. If there is broader acceptance of other existing or new operating systems that provide enhanced capabilities or offer similar functionality to Windows Servers at a lower cost, our business would likely suffer.

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

The majority of our business is transacted in United States dollars. In the nine months ended March 31, 2002, 8% of our invoices were in currencies other than the United States dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Canada, Denmark, Japan, Singapore, Switzerland, United Kingdom, and the Euro denominated countries. We believe that a natural hedge exists in some local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of March 31, 2002, we had no hedging contracts outstanding.

At March 31, 2002 we had $94.4 million in cash and cash equivalents, and $443 million in short-term investments. Based on our cash, cash equivalents and short-term investments at March 31, 2002, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $2.1 million.

PART II    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number	Description
10.16	Warrant Agreement, dated March 31, 2002 by and between NetIQ and Heidrick & Struggles, Inc.

10.17	NetIQ Corporation amended and restated 1998 stock incentive compensation plan

10.18	The Approved UK Sub-Plan of the NetIQ Corporation Amended and Restated 1998 Stock Incentive Compensation Plan

SIGNATURES

Pursuant to the requirements of the Securities Act, NetIQ Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 13th day of May, 2002.

NETIQ CORPORATION

By:	/s/ JAMES A. BARTH
James A. Barth, Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)