Form 10-K
period 2002-06-30
NETIQ CORP
filed 2002-09-26
CIK 1084827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒    Annual Report Pursuant To Section 13 or 15(d)
of The Securities Exchange Act of 1934

For the fiscal year ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        As of August 31, 2002, the aggregate market value of Registrant’s voting stock held by non-affiliates was approximately $934,738,000 based upon the closing sales price of the Common Stock as reported on the Nasdaq National Stock Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 2002, the Registrant had outstanding 50,624,650 shares of Common Stock.

Certain sections of Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on November 14, 2002, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

NetIQ Corporation

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED JUNE 30, 2002

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, intentions, strategies, and expected operating results and financial condition. Forward-looking statements also include statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial position. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to such differences include, but are not limited to, those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Factors That May Affect Future Operating Results” and elsewhere in this Annual Report on Form 10-K.

PART I

ITEM 1.     BUSINESS

Overview

NetIQ is a leading provider of enterprise systems management software solutions for managing, securing and analyzing the key components of corporate enterprise computing infrastructure—from back-end networks and servers to front-end applications and Web servers. Historically focused on Microsoft Windows applications management, we have become a leading provider of software to test, migrate, administer, monitor, secure and analyze complex, distributed Windows-centric computer systems. Our UNIX and Linux modules introduced in fiscal 2002 address our customers’ growing need to manage heterogeneous environments with cross-platform solutions, and enable them to manage more applications, servers and operating systems with our products.

Businesses rely on the proper functioning of their networks, operating systems, servers, applications, databases and hardware. Our comprehensive, integrated solutions address three broad areas that are critical in managing the performance, availability, security and utilization of this complex computing infrastructure:

•	Performance and Availability Management;

•	Security Management and Administration; and

•	Web Analytics.

We were founded in June 1995 and completed our initial public offering in July 1999 with a follow-on offering in December 1999. We acquired Mission Critical Software in May 2000 and WebTrends Corporation in March 2001. In September 2000 we entered into a licensing agreement with Microsoft Corporation whereby we granted to Microsoft a perpetual license to our Operations Manager product technology and source code for core operations management for $175.0 million that we are collecting quarterly through August 2003. For additional information on these events and other recent developments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

NetIQ’s Markets and Products

Today’s business organizations are highly dependent on computer systems to conduct their business operations. The typical information technology environment is characterized by distributed information systems and networks that support multiple business-critical applications for financial reporting, human resources, enterprise resource planning, supply chain management, customer relationship management, and email, as well as industry specific applications. In addition to the internal networks connecting the employees of a business with these computing services in multiple business locations, the Internet has become an essential medium for connecting businesses with customers, suppliers and employees.

The critical nature of these systems and their growing complexity has placed increasing pressure on systems managers to provide reliable and highly available operations. These infrastructures must be kept secure and available 24 hours per day, 7 days per week and must be able to support widely distributed global organizations. Failure to ensure these service levels can result in heavy penalties, including a loss of productivity and corporate revenue.

To keep these infrastructures running smoothly, companies have employed large departments of skilled systems managers and administrators. This approach has proven costly and ineffective, due to the scarcity and high cost of employing these highly skilled staff. To improve management efficiency and effectiveness, businesses are increasingly using systems management software solutions such as those offered by NetIQ. We offer products in the following three broad areas:

Performance and Availability Management.    The primary function of our performance and availability management software is to promptly identify and provide immediate notification of and automated response to system problems such as application failures, breaches in security, system software crashes, hardware failures, email response time, and insufficient capacity. Our software continually monitors the performance, responsiveness, and availability of systems and applications and evaluates the capabilities of network services so that systems administrators can plan and budget for additions, upgrades, and configuration changes.

Windows 2000/NT, UNIX, Linux, SQL, and Exchange Management.    Businesses are increasingly turning to the Windows 2000 and Windows NT operating systems as leading platforms for deploying their critical applications. However, many applications continue to run on UNIX and other non-Windows platforms, leading to the proliferation of complex, heterogeneous environments typically including multiple servers running multiple enterprise-wide applications, often from remote locations. The growth and deployment of systems and applications in highly complex computing environments have created a number of unique performance and systems management challenges. These challenges include basic tasks such as monitoring central processing unit utilization, memory, and disk-space availability, to complex tasks such as monitoring Internet traffic, email response times, and database performance. We offer the following products to address these challenges:

•
AppManager Suite is a comprehensive set of programs for managing, diagnosing, and analyzing the performance and availability of distributed Windows-based operating systems including Windows 2000, Windows NT and .NET. AppManager also supports server applications such as Exchange, SQL, Oracle, SAP R/3, Lotus Domino, BlackBerry, UNIX servers, and multiple web and database servers. AppManager’s agents run on the managed servers and applications while the management functions and configurations are defined from an operator console.

•	NetIQ Extended Management Pack (XMP) Modules for Microsoft Operations Manager 2000 (MOM) provide value-added management capabilities that enable MOM to manage non-Microsoft platforms and applications.

•
NetIQ AppAnalyzer for Exchange supplies comprehensive analytics about the use of Microsoft Exchange across the enterprise, including message traffic analysis, delivery times and content notification. Storage and usage reports generated by this product may be used to optimize performance, establish secure environments, and generate internal charge backs and cost allocations.

•
NetIQ SQL Management Suite is a set of comprehensive database management tools that may be used in production SQL database environments to rapidly diagnose and correct performance problems, as well as to monitor and manage hardware, operating system, and database configurations.

Network Testing and VoIP Management.    Because network performance is essential to continuous, consistent, reliable availability of all critical services throughout the infrastructure, systems administrators routinely test the impact of new applications on the network to identify and correct potential network performance problems and continually monitor application performance across the network to ensure that user requirements and service levels are being met. Increasingly, companies are migrating voice communications onto existing Internet protocol (IP) based computer network infrastructures, a technology called voice over Internet protocol or VoIP. Pre-deployment tests of the network to predict performance and assess readiness and post-deployment monitoring to maintain consistent performance are critical for a smooth VoIP implementation and high quality operations. We offer the following Network Testing and VoIP Management solutions:

•
NetIQ Chariot measures and predicts end-to-end performance of networked applications. The detailed performance data enables users to optimize network performance, eliminate unnecessary upgrades and determines when network loads will necessitate new equipment. Using real-world application loads, Chariot generates application traffic to evaluate the effect changes will have on existing applications.

•
NetIQ VoIP Manager Suite is a comprehensive set of programs for pre-deployment testing and real-time monitoring, management and reporting of the performance and availability of a user’s entire VoIP environment. These programs enable the user to quickly diagnose problems with call quality, call system health, and network performance, and to automate problem management and response from a single console. VoIP Manager Suite modules and connectors also provide integration with many of the most common third party VoIP tools and utilities.

•
NetIQ Chariot VoIP Assessor predicts how well VoIP will work on a network prior to deployment by simulating VoIP traffic and producing in-depth reports, including executive summary and detail reports to help pinpoint where network improvements need to be made.

Security Management and Administration.    The volume, complexity, importance, and sensitivity of the data produced across the enterprise require sophisticated automated policies for administering and securing the computing infrastructure against internal and external threats. Businesses require administration products to manage the internal threats associated with misuse of access, user policies, directory services, corporate resources, and intellectual property. External threats are typically addressed with traditional perimeter-based products such as firewalls, intrusion detection, and anti-virus servers. Traditionally, security and administration have been addressed separately. However, systems management and security management are converging as enterprises seek to improve efficiency and effectiveness of managing and securing their environments and simultaneously to reduce their costs of operations. We offer the following products to address these challenges:

•
NetIQ Security Manager provides an advanced, central security console for real-time security event monitoring and automated response, host-based intrusion detection, event log consolidation, and security configuration management. Security Manager scales to thousands of servers and workstations, integrates with security solutions from third party vendors, and captures, consolidates, correlates, and manages security event information from a single console.

•
NetIQ Security Analyzer is a flexible, enterprise-scale vulnerability assessment product for Windows, Solaris, and Linux platforms. Security Analyzer identifies vulnerabilities, supplies detailed correction instructions, audits compliance with security policies, automatically identifies new vulnerabilities, and evaluates security advisory alerts generated by product vendors.

•
WebTrends Firewall Reporting Products supply firewall traffic reports identifying suspicious incoming or outgoing activity and are compatible with firewall products from more than 30 of the most popular third party firewall vendors.

•
NetIQ Administration Suite consists of a set of integrated products that provide secure distributed administration for Windows NT 4 and 2000/Active Directory, Exchange 5.5 and 2000, and other Windows resources. These products enable a user to more easily deploy products from multiple vendors; administer access, group policies, file and storage systems, and mailboxes; and configure hardware, networks, file systems, and security files.

•
NetIQ Migration Suite is a comprehensive suite of configuration, consolidation and migration tools that accelerate the transition to Windows 2000/Active Directory or Exchange 2000 or between platforms while minimizing the impact on IT resources and end users.

Web Analytics.    In recent years, there has been a shift from building Web sites for consumer eCommerce to building external and internal Web sites for business eCommerce. As a result Web sites have become an integral part of a business’s overall strategy and facilitate communications with customers, vendors, employees, investors, and other constituents. Successful Web-based strategies require an understanding of how visitors inter act with the company’s Internet and intranet sites and how various online and offline initiatives translate into bottom line results. Businesses need a means of forecasting, tracking, and integrating historical visitor data with other corporate and market databases in order to optimize eCommerce revenue and return on their marketing investments. We offer the following products to address these challenges:

•
WebTrends Intelligence Suite provides a comprehensive view of Web visitor activity that can be used to interpret user experience, determine marketing effectiveness, understand how the visitor is using the site and analyze eCommerce performance. The suite includes a Web data warehouse, pre-defined and custom reports, tables and graphs, powerful analysis tools, and integration with content management systems.

•
WebTrends Reporting Center provides multiple users in a company access to custom reports, scenario analysis, and comparative reporting that can be used to make decisions about Web site design, content, and marketing campaigns.

•
WebTrends Live provides in-depth web traffic, visitor, eCommerce and marketing analysis through a web browser. NetIQ hosts the service so that customers can avoid the cost of acquiring their own hardware, software, and staff.

•
WebTrends Analysis Suite consists of web site management and log analysis tools that provide web traffic reporting and analysis, link analysis, proxy server analysis, streaming media analysis, and monitoring, alerting, and recovery of servers.

•	WebTrends Log Analyzer provides Web traffic reporting and activity information for small businesses with single-server Web sites.

Relationship with Microsoft

On September 25, 2000, we entered into a licensing agreement with Microsoft Corporation whereby we granted Microsoft a perpetual license to our Operations Manager product technology and source code for core operations management of Windows 2000 and Microsoft server applications. We expect to receive a total of $175.0 million in license fees over a three-year period starting November 2000. License revenue from the Microsoft agreement was $25.0 million in fiscal 2001 and $85.0 million in fiscal 2002. Revenue under this agreement is expected to be $60.0 million and $5.0 million in fiscal 2003 and 2004, respectively. Over the three-year period, Microsoft also agreed to spend $5.0 million per year and pay us an additional $5.0 million per year to market joint solutions of the parties. The $5.0 million paid to us is being recognized as a reduction of sales and marketing expenses as the related expenses are incurred.

Sales and Distribution

Our products are sold through the following:

•	our direct sales force, which includes an enterprise field sales and inside sales organization;

•	our reseller channel, which includes distributors, systems integrators, and value-added resellers; and

•	online from our Web site.

Our products are also co-marketed or integrated and sold with the offerings of certain strategic partners, which include Internet service providers, original equipment manufacturers, system integrators, and others. We intend to continue to pursue opportunities to increase our market penetration with a near term focus on expanding our international distributors and resellers.

Field and Inside Sales.    We market our software and services through our domestic field sales offices located in Atlanta, GA; Boca Raton, FL; Boston, MA; Chandler, AZ; Coon Rapids, MN; Dallas, TX; East Meadow, NY; Englewood, CO; Fairfax, VA; Ft. Lee, NJ; Houston, TX; Howell, MI; Kansas City, MO; Las Floras, CA; Los Angeles, CA; New York, NY; Noblesville, IN; Portland, OR; Raleigh, NC; River Edge, NJ; Rosemont, IL; San Jose, CA; and Fairfax, VA. Our international field offices are located in Hong Kong; Lyngby, Denmark; Madrid, Spain; Melbourne, Australia; Milan, Italy; Munich, Germany; Paris, France; Sao Paulo, Brazil; Seoul, South Korea; Singapore; Staines, United Kingdom; Stockholm, Sweden; Sydney, Australia; and Tokyo, Japan. Each of our field sales offices typically includes a territory manager and one or more systems engineers.

Typically, our field sales process includes an initial sales presentation in person or over the phone, a product demonstration, a product evaluation period, a closing meeting, and a purchasing process. Our sales process normally takes 30 to 180 days depending on the product, but this process can be longer for larger customers or enterprise-wide opportunities. A large majority of our sales are from repeat customers who often purchase additional software and our complementary products as their environments become more complex, their needs change, and as we introduce new products.

Our inside sales personnel complement our field sales organization by working with existing customers on add-on sales while prospecting and qualifying new potential opportunities. Our inside sales personnel also assist in sales lead qualification and distribute leads to the field sales organization or channel partners.

Value Added Resellers, System Integrators, Distributors and Original Equipment Manufacturers.    The NetIQ Authorized Reseller Program provides training, technical support, and priority communications, and facilitates joint sales and marketing activities with our sales partners. Our channel sales representatives focus on managing the sales activities of our regional channel partners and the branch sales offices of our national reseller partners. In fiscal 2002, FedTek Inc., Tech Data Product Management, Inc., Hewlett-Packard Company and Ingram Micro, Inc. represented our largest resellers. As of June 30, 2002, we had approximately 400 third party channel partners who resold our products and provided services to our customers worldwide. Our top ten resellers represented approximately 14% of our worldwide license revenue in fiscal 2002.

International Sales.    International sales represented 18%, 26%, and 23% of total revenue in fiscal 2002, 2001, and 1999, respectively. We anticipate that as we expand our international sales efforts, the percentage of revenue derived from international sources will increase. Currently, a majority of our international business is conducted in U.S. dollars. Our international operations are subject to a variety of risks—see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results” for more information regarding these risks.

Pricing.    We typically license our software to customers under non-exclusive, perpetual license agreements priced on a per-server or per-user basis. Our WebTrends Live hosted service is sold on a page-view basis and customers are charged based on usage. Original purchases of maintenance and renewal maintenance are priced at specified percentages of the related list prices or license fees as specified in the contract. Training and consulting services generally are billed on a time-incurred basis.

Our ability to increase our market share and sell our products in new markets depends on many factors including our relationships with multiple indirect marketing channels in the United States and internationally, competitive conditions, and changes in the way products are priced. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results” for more information regarding these risks.

Marketing

Our marketing programs are designed to inform customers about the capabilities and benefits of our products. Our marketing efforts include participation in industry trade shows, technical conferences, technology seminars, preparation of competitive analyses, sales training, publication of technical and educational articles in industry journals, advertising, public relations, and analyst and press tours.

We often work with third parties to expand the market for our products. We have cooperative business relationships with developers of Windows and UNIX-based systems, including Dell Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation, Oracle Corporation, Sun Microsystems, Inc., and Unisys Corporation. We have similar relationships with developers of applications and technologies, including Akamai Technologies, Inc., Check Point Software Technologies Ltd., Cisco Systems, Inc., Research in Motion Limited (RIM), Trend Micro Inc., and Veritas Software Company. As part of these relationships, we often cooperate in our engineering efforts and develop joint marketing programs with these partners. Other examples of our product-based relationships include Hewlett-Packard Company, whose service organization is a worldwide reseller of our AppManager product, Unisys Corporation, who bundles a portion of AppManager and resells other NetIQ products, and Akamai, who sells a web analytics hosted service based on our technology.

We have a range of relationships with systems integration and consulting organizations that may recommend or sell NetIQ products to their customers or where we cooperate in serving joint customers. Examples of these relationships include Avanade Inc., Electronic Data Systems Corp., Hewlett-Packard Services, IBM Global Services, and Siemens AG.

Customer Support

Customers typically purchase one year of product software maintenance and support with each new product license. Thereafter, customers may purchase software updates, maintenance releases, and technical support for an annual maintenance renewal fee. Our technical support organization provides ongoing technical support for our customers and for prospective customers during a pre-sales evaluation period. We offer tiered technical support services (including 24 hours a day, seven days a week) via our Internet site, telephone, e-mail, and fax.

Our professional services group provides product training, consulting, and implementation services to assist customers in maximizing the benefits from use of our products. Our training courses focus on the implementation, administration and use of our products. Training is provided on a periodic basis at our facilities in Houston, TX, Portland, OR, San Jose, CA, and Staines, United Kingdom; at the offices of NetIQ partners; and at customer sites. Additionally, our professional services group provides training to NetIQ partners to assist them in providing NetIQ products-related services and support to customers.

Research and Development

Our research and development organization is responsible for the design, development, and release of our products. This group is organized into product management, development, quality assurance, documentation, and localization disciplines. Members from each discipline form separate product teams that work closely with sales, marketing, and customer support to better understand market needs and user requirements. Additionally, we have a well-developed information feedback loop with our customers designed to enable us to respond to and address their changing system and systems management requirements. We also purchase or license third-party technology to shorten the time to market without compromising our competitive position or product quality. The focus of our research and development efforts is to bring new products and services as well as new versions of existing products to market quickly in order to keep pace with the rapid evolution of computer and Internet technologies and increasing customer demands. During fiscal 2002, 2001, and 2000, research and development expense was $61.0 million, $39.6 million, and $10.1 million, respectively, representing 22%, 24%, and 21%, respectively, of total revenue in each of those years.

Competition

The markets we address are rapidly evolving and highly competitive, and we expect competition in our markets to persist and intensify. New products are frequently introduced and existing products are continually enhanced. We believe the key criteria our customers apply when evaluating our products compared to our competition include functionality, performance, reliability, ease of installation and use; price and total cost of ownership of our products relative to those of our competitors; and the quality of our support and service. We may not be able to compete successfully against current and/or future competitors and such inability would materially and adversely affect our business, future quarterly and annual operating results and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results” for more information regarding these risks.

Existing Competition.    We currently face competition from a number of sources, including:

•	Customers’ internal information technology departments that develop or integrate system and application monitoring tools for their particular needs;

•	Application vendors who bundle management solutions with their products;

•	Providers of network and systems management framework products such as Computer Associates International, Inc., Hewlett-Packard Company, and International Business Machines Corporation;

•	Providers of performance and availability management solutions such as BMC Software, Inc., Concord Communications, Inc., and Precise Software Solutions, Ltd.;

•
Vendors of Internet servers, operating systems, and networking hardware. In particular, Microsoft Corporation, Oracle Corporation, Sun Microsystems, Inc., and others that bundle systems management solutions with their products;

•	Providers of administration products such as Quest Software, Inc. and BindView Corporation;

•	Providers of security solutions such as Internet Security Systems, Inc., Network Associates Technology, Inc., Symantec Corporation, and BindView Corporation;

•	Providers of hosted web analytics solutions such as WebSideStory, Inc.;

•	Providers of eBusiness intelligence solutions such as Accrue Software and the NetGenesis products from SPSS, Inc.; and

•	Web management service providers and vendors, such as consulting firms, web design firms, Internet audit firms, site management vendors, Internet service providers, and independent software vendors.

Intellectual Property

Our success is dependent in part upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect our intellectual property rights in our technology. These laws and procedures provide only limited protection. We have 13 US patents either granted or allowed and 17 patent applications pending. There is no assurance that our patent applications will result in issued patents or that our issued patents will be upheld if challenged. While we seek protection for our intellectual property rights in certain countries outside the US where we do business, effective protection for our intellectual property rights may not be available in every country in which we market our products or services.

We license technology from third parties for products and certain components of our products. We intend to continue to license technology from third parties to enhance our products and build our product portfolio.

We are not aware that any of our products infringe any valid and enforceable intellectual property rights of third parties and we have not received notice that any of our products infringe on the intellectual property of any third party. However, we expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any infringement claim brought against us by a third party, with or without merit, could result in costly and time-consuming litigation, divert management’s attention and resources, and cause product delays or lost sales. Any such infringement claim could also require us to enter into royalty or licensing agreements that may not be available on terms acceptable to us, if at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results” for more information regarding these risks.

Employees

As of June 30, 2002, we had 1,253 employees, 493 of whom were in sales and marketing, 423 in research and development, 180 in customer support, and 157 in finance and administration. None of our employees is represented by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good. For a discussion of our need to attract and retain additional qualified personnel, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results” for more information regarding these risks.

Executive Officers

The following table sets forth information regarding our executive officers as of June 30, 2002.

Name	Age	Position
Charles M. Boesenberg*	54	President, Chief Executive Officer, and Chairman of the Board of Directors
James A. Barth	59	Senior Vice President, Finance and Administration, and Chief Financial Officer
Glenn S. Winokur	43	Chief Operating Officer
Richard M. Schell	52	Chief Technology Officer and General Manager, Performance and Availability Management
Betsy E. Bayha	51	Vice President, General Counsel and Secretary
Flint J. Brenton	46	Senior Vice President and General Manager, Security Management and Administration
Thomas R. Kemp	36	Senior Vice President, Corporate Strategy and Development
Mark P. Marron	41	Senior Vice President, Worldwide Sales
Daniel J. Meub	49	Senior Vice President and General Manager, Web Analytics
Richard J. Pleczko	44	Senior Vice President, Marketing

*	Appointed as Chairman of the Board effective August 1, 2002

Charles M. Boesenberg was named Chairman of the Board of Directors in August 2002 and joined NetIQ as President and Chief Executive Officer in January 2002. Prior to joining NetIQ, he was President of Post PC Ventures, a management and investment group. From December 1998 to February 2000, Mr. Boesenberg served as President and Chief Executive Officer of Integrated Systems, Inc., a provider of embedded systems software. Before joining Integrated Systems, Mr. Boesenberg was President and Chief Executive Officer of Magellan Corporation, which was the surviving corporation of a merger with Ashtech, Inc., a position that he assumed in January 1995 with Ashtech. Magellan specializes in satellite navigation and communication products. Mr. Boesenberg has held senior executive positions with a number of leading high-technology companies including International Business Machines Corporation and Apple Computer, Inc. Mr. Boesenberg served as a member of the Board of Directors of Symantec Corporation, a provider of Internet security technology, from

June 1994 until September 12, 2002, but did not participate in Symantec Corporation board meetings after assuming his position with NetIQ. Mr. Boesenberg currently serves as a member of the Board of Directors of Epicor Software, a provider of client/server financial accounting systems. Mr. Boesenberg holds a B.S. in mechanical engineering from the Rose Hulman Institute of Technology and a M.S. in business administration from Boston University.

James A. Barth was named Senior Vice President, Finance and Administration, and Chief Financial Officer of NetIQ in November 2001, and for the period November 2000 to November 2001 he served as Senior Vice President, Finance, Chief Financial Officer and Secretary of NetIQ. From March 1999 to November 2000, he served as Vice President, Finance, Chief Financial Officer, and Secretary of NetIQ. From November 1997 until March 1999, Mr. Barth served as the Vice President, Chief Financial Officer and Secretary of Interlink Computer Sciences, a developer of enterprise networking software designed for the IBM mainframe platform. From October 1994 to November 1997, Mr. Barth served as Executive Vice President, Chief Financial Officer and Secretary of MagiNet, a provider of interactive entertainment and information systems. Mr. Barth also served as the Chief Financial Officer of Rational Software from July 1982 to March 1994. Mr. Barth holds a B.S. in business administration from the University of California at Los Angeles and is a certified public accountant.

Glenn S. Winokur was named Chief Operating Officer of NetIQ in July 2001. Prior to this time, he served as NetIQ’s Senior Vice President, Worldwide Sales since November 2000 and as Vice President, Worldwide Sales since October 1999. Prior to his promotion to Vice President, Worldwide Sales, Mr. Winokur served as NetIQ’s Vice President, Sales since May 1997 and from May 1996 to April 1997, Mr. Winokur served as NetIQ’s Director of Sales. From March 1994 to May 1996, Mr. Winokur served as Regional Sales Manager at Compuware. Mr. Winokur has a B.S. in business administration and marketing from the University of Illinois.

Richard M. Schell joined NetIQ as Chief Technology Officer and General Manager, Performance and Availability Management in June 2002. From February 2001, to June 2002, Dr. Schell was self-employed. Dr. Schell served as the Chief Executive Officer of iSharp, a provider of hosted solutions to monitor and administer site infrastructure performance, from September 1999 to February 2001, when the company filed for bankruptcy protection. From October 1994 to February 1998, he served as Senior Vice President, Product Development, at Netscape Communications, a provider of open client, server and integrated applications software. Dr. Schell has served on the Board of Directors of McAfee.com, a provider of computer security software, since September 1999. He holds an A.B., M.S. and a Ph.D. in computer science from the University of Illinois.

Betsy E. Bayha joined NetIQ as Vice President, General Counsel and Secretary in November 2001. Prior to joining NetIQ, Ms. Bayha was in private practice representing high technology corporations for more than 20 years. Ms. Bayha was a partner at General Counsel Associates from November 1994 through October 2001. From December 1986 through October 1994, Ms. Bayha was a partner at the international law firm of Coudert Brothers. Prior to 1986, Ms. Bayha held various positions with private law firms. Ms. Bayha holds a J.D. from Harvard Law School, a M.A. in public administration from The Ohio State University and a B.A. in economics from Oakland University.

Flint J. Brenton was named Senior Vice President and General Manager, Security Management and Administration of NetIQ Corporation in February 2000 and served as Senior Vice President of Worldwide Engineering of NetIQ from November 2000 to February 2000. From August 1999 to October 2000, Mr. Brenton served as Vice President of Worldwide eCommerce at Compaq Computer Corporation. From 1996 to 1999, Mr. Brenton served as Director of Product Development at BMC Software. From 1995 to 1996, Mr. Brenton served as General Manager at I-NET, Inc. From 1984 to 1994, Mr. Brenton held various executive and management positions with International Business Machines Corporation. Mr. Brenton holds a B.S. in accounting from Mount Union College and a Masters in business and public management from Rice University.

Thomas R. Kemp was named Senior Vice President of Corporate Strategy and Development in July 2002. Since joining NetIQ in January of 1996 as a founding team member, Mr. Kemp has held various management positions at NetIQ. From January 2002 to June 2002, he served as Senior Vice President and General Manager of Performance and Availability Management. From November 2000 to December 2001, Mr. Kemp served as Senior Vice President of Products, and from June 2000 to October 2000, he was Vice President of Products. From May 1997 to May 2000, Mr. Kemp served as Vice President of Marketing, from January 1996 until April 1997, he served as Director of Products of NetIQ. From April 1995 to August 1993, he held various management positions at Compuware Corporation, a provider of software tools and professional services to boost business productivity. From July 1992 to July 1993, Mr. Kemp served as Manager of System Engineers at EcoSystems until its sale to Compuware. Prior to July 1992, he held various consulting and marketing positions at Oracle Corporation, a database management company. Mr. Kemp holds a B.S. in computer science and history from the University of Michigan.

Mark P. Marron joined NetIQ as Senior Vice President, Worldwide Sales in August 2001. Prior to joining NetIQ, from 1999 to August 2001, Mr. Marron served as General Manager Worldwide Channel Sales for Computer Associates International Inc., an enterprise software company. From 1997 to 1999, he served as Senior Vice President of Channel Sales and Operations for Europe, Middle East and Africa; from 1993 to 1997, he served as Senior Vice President of Channel Sales for U.S.; and from 1991 to 1993, he served as Vice President of Telesales at Computer Associates International, Inc. From 1989 to 1991 he served as District Sales Manager/Account Manager at On-Line Software International, and from 1988 to 1989, he was National Account Manager at Information Sciences, Inc. Mr. Marron holds a B.S. in computer science from Montclair State University.

Daniel J. Meub was named Senior Vice President and General Manager, Web Analytics in February 2002. He served as Senior Vice President eServices of NetIQ after WebTrends Corporation was acquired in March 2001. At WebTrends, he served as Chief Operating Officer from February 2000 to March 2001, Senior Vice President of Marketing and Sales from April 1999 to February 2000, and Vice President of Marketing from December 1998 to April 1999. From December 1996 to October 1998, Mr. Meub served as the President and Chief Executive Officer of Adaptive Solutions Inc., a supplier of forms processing software and imaging solutions for the health care and governmental markets, which filed a voluntary petition for bankruptcy protection. From January 1995 to November 1996, Mr. Meub served as the Executive Vice President of Marketing and Product Development of Now Software Inc., a supplier of time management and utility software. Mr. Meub has served in a variety of sales and marketing roles since 1976. Mr. Meub holds a B.A. from Stanford University and an M.B.A. from Northwestern University.

Richard J. Pleczko was named Senior Vice President of Marketing in November 2000 and served as NetIQ’s Vice President of Marketing after Mission Critical was acquired in May 2000. Prior to the merger in May 2000, he served as Mission Critical’s Vice President of Marketing and Product Management beginning December 1998. From May 1998 to December 1998, Mr. Pleczko served as Senior Vice President of Worldwide Marketing at Platinum Technology, a software company. From April 1985 until May 1998, Mr. Pleczko served in various managerial positions, including Senior Vice President, Marketing and Product Development, with Learmonth & Burchett, a leading provider of software development tools.

ITEM 2.     PROPERTIES

Our corporate and administrative headquarters and certain research and development and sales and marketing personnel are located at the 85,000 square foot facility that we own in San Jose, California.

We lease the properties in the following locations to house our research and development and sales and marketing personnel:

Location	Area leased (sq. feet)	Lease expiration
Houston, Texas	111,000	September 2004 and October 2004
Portland, Oregon	100,000	January 2004 and December 2006
Santa Clara, California	32,000	June 2003
Research Triangle Park, North Carolina	23,000	July 2004
Staines, United Kingdom	11,000	March 2005

Our current facilities are in good condition and are expected to be adequate to meet our needs for the next 12 months. For additional information regarding our obligations under leases, see Note 11 to the Consolidated Financial Statements.

ITEM 3.     LEGAL PROCEEDINGS

We currently have no material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Stock is traded on the Nasdaq National Stock Market under the trading symbol “NTIQ”. The following table presents the range of high and low closing prices for our common stock for the two years ended June 30, 2002:

	Year Ended June 30,
	2002		2001
	High	Low	High	Low
Fourth Quarter	$24.52	$19.15	$36.010	$14.750
Third Quarter	$37.23	$20.27	$81.125	$18.625
Second Quarter	$37.05	$23.32	$109.375	$46.375
First Quarter	$39.75	$20.10	$67.938	$42.000

The approximate number of record holders of the shares of our common stock was 189 as of August 31, 2002, which does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. Based on the number of annual reports requested by brokers, we estimate that we have approximately 14,000 beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2002, we issued a warrant to purchase 140,000 shares of common stock at $21.81 per share to Heidrick & Struggles, Inc., a consulting firm, in connection with the search for the Company’s new chief executive officer. The warrant was valued at $1.5 million using the Black-Scholes pricing model with the following assumptions: contractual life of 16 months, risk free interest rate of 3.87%, volatility of 111%, and no dividends during the contractual term. No shares have been issued pursuant to the warrant. The issuance of this warrant was deemed exempt from registration under the Securities Act, in reliance on Section 4(2) thereof, as transactions not involving a public offering.

Use of Proceeds

Not applicable.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with our Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere in this Annual Report on Form 10-K.

	Year Ended June 30,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Software license revenue	$207,848	$125,670	$37,235	$18,433	$6,603
Service revenue	70,391	41,267	10,685	3,136	467

Total revenue	278,239	166,937	47,920	21,569	7,070

Cost of software license revenue	4,048	2,114	800	755	235
Cost of service revenue	23,483	10,213	2,217	1,260	407

Total cost of revenue	27,531	12,327	3,017	2,015	642

Gross profit	250,708	154,610	44,903	19,554	6,428

Operating expenses:
Sales and marketing	107,713	76,706	24,695	11,685	5,748
Research and development	61,016	39,607	10,109	4,344	2,192
General and administrative	19,110	13,140	4,761	3,347	1,611
Employee stock-based compensation	3,247	2,001	696	1,928	250
Amortization of goodwill and intangibles (1)	793,070	554,686	64,184	—	—
Write-off of acquired in-process research and development costs	—	2,663	10,693	—	—
Restructuring charge	—	816	—	—	—

Total operating expenses	984,156	689,619	115,138	21,304	9,801

Loss from operations	(733,448)	(535,009)	(70,235)	(1,750)	(3,373)
Other income, net	18,730	21,786	7,307	108	262

Loss before income taxes	(714,718)	(513,223)	(62,928)	(1,642)	(3,111)
Income taxes	15,770	10,610	2,400	—	—

Net loss	$(730,488)	$(523,833)	$(65,328)	$(1,642)	$(3,111)

Basic and diluted net loss per share (2)	$(13.74)	$(12.48)	$(3.59)	$(0.47)	$(1.34)
Shares used to compute basic and diluted net loss per share (2)	53,155	41,984	18,189	3,476	2,325

Consolidated Balance Sheet Data:
Cash and cash equivalents	$64,032	$89,494	$187,610	$9,634	$3,358
Short-term investments	411,861	377,287	145,916	—	—
Working capital	428,316	423,951	311,709	4,443	4,314
Goodwill and other intangible assets (1)	973,350	1,769,803	1,365,891	—	—
Total assets (1)	1,548,643	2,322,529	1,721,761	18,354	8,205
Long-term obligations, net of current portion	—	—	—	205	—
Total stockholders’ equity (1)	1,461,460	2,249,892	1,685,722	5,799	4,939

(1)
Upon adoption of SFAS No. 142 on July 1, 2002, we will record a charge of approximately $579.3 million for the impairment of goodwill. Regular amortization of the remaining goodwill will cease in the first quarter of fiscal 2003.

(2)	See Note 10 to the Consolidated Financial Statements for the determination of shares used in computing basic and diluted net loss per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

NetIQ is a leading provider of enterprise systems management software solutions for managing, securing and analyzing the key components of corporate enterprise computing infrastructure—from back-end networks and servers to front-end applications and Web servers. Historically focused on Microsoft Windows applications management, we have become a leading provider of software to test, migrate, administer, monitor, secure and analyze complex, distributed Windows-centric computer systems. Our UNIX and Linux modules introduced in fiscal 2002 address our customers’ growing need to manage heterogeneous environments with cross-platform solutions, and enable them to manage more applications, servers and operating systems with our products. Businesses rely on proper functioning of their networks, operating systems, servers, applications, databases and hardware. Our comprehensive, integrated solutions address three broad areas that are critical to manage the performance, availability, security and utilization of this complex computing infrastructure:

•	Performance and Availability Management;

•	Security Management and Administration; and

•	Web Analytics.

We were founded in June 1995 and completed our initial public offering in July 1999 with a follow-on offering in December 1999.

Significant Events

Acquisition of Mission Critical Software, Inc.

On May 12, 2000 we acquired all of the outstanding shares of Mission Critical Software, Inc. (Mission Critical) for 18.8 million shares of common stock valued at $1.3 billion, assumed 4.9 million options valued at $285.0 million and incurred $9.4 million of direct merger costs, for a total purchase price of $1.6 billion. Mission Critical was a provider of systems administration and operations management software products for corporate and Internet-based Windows NT and Windows 2000 networks. The acquisition was accounted for using purchase accounting.

In April 2000, prior to completing the merger with NetIQ, Mission Critical acquired all of the outstanding capital stock of Ganymede Software Inc. (Ganymede). Ganymede developed and sold network and application performance management solutions. The acquisition was accounted for using purchase accounting.

Acquisition of WebTrends Corporation

On March 30, 2001 we acquired all of the outstanding shares of WebTrends Corporation (WebTrends) for 12.8 million shares of common stock valued at approximately $926.0 million, assumed 2.7 million employee stock options valued at approximately $133.0 million, of which $4.9 million was recorded as an increase in deferred stock-based compensation and is being amortized over the remaining vesting period of the options, and incurred approximately $11.0 million of direct merger costs for a total purchase price of approximately $1.1 billion. WebTrends provided web analytics and eBusiness intelligence software. The acquisition was accounted for using purchase accounting.

As a result of the merger, in addition to the NetIQ employees terminated as discussed below under “Restructuring Charge”, we also terminated 49 employees of WebTrends and accrued $1.5 million related to the reduction in the workforce resulting from resizing the combined businesses. The cost of terminating the employees was accounted for as part of the purchase price. Of the total, 9 were in research and development, 27 were in sales and marketing, and 13 were in general and administration. During fiscal 2002 and 2001, $1,016,000 and $414,000, respectively, were paid out as termination benefits and the reserve was reduced by $70,000 in fiscal 2002 as the planned termination of one of the employees was cancelled. There is no remaining liability at June 30, 2002.

Licensing agreement with Microsoft Corporation

On September 25, 2000, we entered into a licensing agreement with Microsoft Corporation whereby Microsoft licensed our Operations Manager product technology and source code for core operations management of Windows 2000 and Microsoft server applications. Under the agreement Microsoft is obligated to pay us a total of $175.0 million in license fees over a three-year period ending August 2003. License revenue from the Microsoft agreement was $25.0 million in fiscal 2001 and $85.0 million in fiscal 2002, and is expected to be $60.0 million and $5.0 million in fiscal 2003 and 2004, respectively. Over the three-year period, Microsoft has also agreed to spend $5.0 million per year and pay us an additional $5.0 million per year to market joint solutions of the parties. The $5.0 million paid to us is being recognized as a reduction in sales and marketing expenses as the related expenses are incurred.

Other Acquisitions and Investments:

In March 2000 we acquired all of the outstanding shares of Sirana Software, Inc. for 27,000 shares of common stock and cash valued at $2.5 million plus $57,000 of direct merger costs, for a total purchase price of $2.5 million.

In July 2000 we acquired all of the outstanding shares of Software Realization, Inc. for cash of $745,000 and assumed liabilities of $528,000, and incurred $150,000 of direct merger costs, for a total purchase price of $1.4 million.

In December 2001, we purchased $2.8 million of Preferred Stock of Lumigent Technologies, Inc., a privately held software company. The investment is accounted for under the equity method.

In January 2002, we acquired certain technology from Subquery Innovations, Inc. for a cash payment of $1.6 million. In addition, Subquery may receive up to an additional $1.6 million in February 2003, contingent upon meeting certain milestones, including the continued employment of certain individuals by the Company or a subsidiary.

In July 2002, we purchased $5.0 million of Preferred Stock of @Stake, Inc., a privately held services company. The investment is accounted for under the cost method.

Restructuring Charge

During the quarter ended June 30, 2001, we recorded a restructuring charge of $816,000 related to workforce redundancies at NetIQ resulting from the WebTrends merger and the resizing of the combined businesses. A total of 36 employees were terminated under this plan, of which 12 were in research and development and 24 were in sales and marketing. During fiscal 2002 and 2001, $530,000 and $286,000, respectively, were paid out as termination benefits and there is no remaining liability at June 30, 2002.

Tender Offer

On May 7, 2001 we announced a voluntary stock option exchange program for our non-executive employees. Under the program, employees were given the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date. The exchange was limited to employees who held options with an exercise price equal to or greater than $50.00 per share. Options for a total of 1,364,957 shares were tendered by employees under the program. New options for a total of 1,304,606 shares were granted on December 10, 2001 at $35.11.

Employee Stock Options

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity; essentially all of our employees participate in our option plan. We also have an employee stock purchase plan under which employees are entitled to purchase a limited number of shares at 85% of fair market value.

Currently we apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which prescribes that no compensation expense be recognized for options granted to employees with an exercise price equal to the fair market value at the date of grant. However, presently there is discussion of implementing new accounting rules that would require us to change the way we account for such options that may result in our reporting operating expense for these non-cash costs.

We believe it is important for shareholders to have relevant information regarding the cost of our stock option and employee stock purchase plans and how such plans impact the Company and may impact our reported results. The following table reflects the amortization expense of options granted pursuant to our stock option and employee stock purchase plans using (i) the Black-Scholes model, (ii) the Black-Scholes model but excluding options that are “out of the money” based on the average price during the fiscal year, as compared with (iii) the intrinsic value actually realized by employees at the date of exercise of their options:

Black-Scholes Valuation
Year granted	2000	2001	2002	Total
1999 & prior	$1,220	$ 1,007	$ 633	$ 2,860
2000-2002	7,565	36,517	61,377	105,459

Black-Scholes Valuation—In The Money Options Only
Year granted	2000	2001	2002	Total
1999 & prior	$1,220	$ 1,007	$ 633	$ 2,860
2000-2002	4,421	13,637	22,268	40,326

Actual Value Realized
Year granted	2000	2001	2002	Total
1999 & prior	$36,587	$35,426	$7,192	$79,205
2000-2002	3,016	19,341	3,604	25,961

Our conclusion is that the Black-Scholes model does not accurately reflect the value of options in the proper period, and likely not at all. Employees who were granted options prior to our initial public offering (IPO) at the beginning of fiscal 2000 realized the greatest actual value since that time: $79.2 million, compared to a Black-Scholes “fair value” of $2.9 million for the same periods. Substantially less value has been realized by employees who were granted options subsequent to our IPO: $26.0 million for years 2000 through 2002 combined, compared to the Black-Scholes value of $105.5 million.

The public stock markets have declined substantially from the time many options were granted to our employees and at June 30, 2002, 80% of our employee stock options have no value as measured by the difference between market price and option strike price. Therefore, we have also shown a computation for Black-Scholes valuation, excluding those options that are “out of the money” at the end of each fiscal year.

Historical Results of Operations

The following table sets forth our historical results of operations expressed as a percentage of total revenue for fiscal 2002, 2001, and 2000.

	Percentage of Total Revenue Year Ended June 30,
	2002	2001	2000
Consolidated Statements of Operations Data:
Software license revenue	75%	75%	78%
Service revenue	25	25	22

Total revenue	100	100	100

Cost of software license revenue	1	1	2
Cost of service revenue	9	6	4

Total cost of revenue	10	7	6

Gross profit	90	93	94

Operating expenses:
Sales and marketing	39	46	52
Research and development	22	24	21
General and administrative	7	8	10
Employee stock-based compensation	1	1	1
Amortization of goodwill and intangibles	285	332	134
Write-off of acquired in-process
research and development costs	—	2	22
Restructuring charge	—	—	—

Total operating expenses	354	413	240

Loss from operations	(264)	(320)	(146)
Other income, net	7	13	15

Loss before income taxes	(257)	(307)	(131)
Income taxes	6	7	5

Net loss	(263)%	(314)%	(136)%

Cost of software license revenue, as a percentage of software license revenue	2%	2%	2%
Cost of service revenue, as a percentage of service revenue	33%	25%	21%

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

Comparison of Fiscal Years Ended June 30, 2002 and 2001

Total Revenue.    Total revenue increased by $111.3 million to $278.2 million in fiscal 2002 from $166.9 million in fiscal 2001, representing growth of 67%.

Software License Revenue.    Software license revenue increased by $82.2 million to $207.9 million in fiscal 2002 from $125.7 million in fiscal 2001, representing growth of 65%. The increase is primarily due to a $60 million increase in the revenue received from Microsoft during fiscal 2002 and the inclusion of the operations of WebTrends for all of fiscal 2002.

Service Revenue.    Service revenue increased by $29.1 million to $70.4 million in fiscal 2002 from $41.3 million in fiscal 2001, representing growth of 71%. The increase was primarily due to additional maintenance fees associated with new software licenses, renewals by our existing customers, and the inclusion of the operations of WebTrends for all of fiscal 2002. Service revenue increased in absolute terms due to the compounding effect of our base of installed licenses, a significant majority of our customers renewing their maintenance service agreements and inclusion of a greater amount of implementation service and subscription revenue from the WebTrends operations. We expect our service revenue to grow as a percentage of total revenue as the license revenue from Microsoft decreases, our installed base increases, and existing customers renew maintenance contracts.

Cost of Revenue.    Total cost of revenue increased by $15.2 million to $27.5 million in fiscal 2002 from $12.3 million in fiscal 2001, representing 10% and 7% of total revenue, respectively.

Cost of Software License Revenue.    Our cost of software license revenue includes the costs associated with software packaging, documentation such as user manuals and CDs, and production, as well as non-employee commissions and royalties. Cost of software license revenue was $4.0 million and $2.1 million in fiscal 2002 and fiscal 2001, respectively, representing 2% of related software license revenue in both years. The increase in dollar amount is due to the increase in software license revenue including the operations of WebTrends. We expect our cost of software license revenue to increase as a percentage of total software license revenue in the future as the revenue from Microsoft declines.

Cost of Service Revenue.    Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services, and training services. Costs associated with training consist principally of labor and travel expenses as well as training materials. Cost of service revenue was $23.5 million and $10.2 million in fiscal 2002 and fiscal 2001, respectively, representing 33% and 25% of related service revenue in each year. The decline in service gross margins is primarily attributable to the addition of the WebTrends customer base, which requires more implementation services than our traditional customers, and includes higher-cost operations relating to the subscription revenue from WebTrends Live. We expect service revenue to increase as our installed license base grows and, as a consequence, our cost of service revenue to increase in absolute dollars.

Operating Expenses

Sales and Marketing.    Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, and expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows, and lead generation activities. Sales and marketing expenses increased by $31.0 million to $107.7 million in fiscal 2002 from $76.7 million in fiscal 2001. The increase in dollar amount was due primarily to hiring additional field sales and support, inside sales and marketing personnel, which increased to 493 people from 432 people at the end of each year, and expanding our sales infrastructure to support third-party channel partners. Sales and marketing expenses represented 39% and 46% of total revenue for fiscal 2002 and fiscal 2001, respectively. The decline in sales and marketing expenses as a percentage of total revenue was principally the result of revenue increases from Microsoft which does not require significant sales or marketing efforts. We expect to continue hiring additional sales personnel and to increase promotion, advertising, and other marketing expenditures in the future. Accordingly, we expect sales and marketing expenses will increase in absolute dollars in future periods. Excluding Microsoft license revenue, sales and marketing expenses increased as a percentage of total revenue from 54% in fiscal 2001 to 56% in fiscal 2002 due to the more difficult selling environment.

Research and Development.    Our research and development expenses consist primarily of salaries and other personnel-related costs, as well as facilities costs, consulting fees, and depreciation. In addition, costs associated with product management activities, which consist primarily of personnel-related costs involved in product design and competitive analysis, are included in research and development for all periods. These expenses increased by $21.4 million to $61.0 million in fiscal 2002 from $39.6 million in fiscal 2001, representing 22% and 24%, of total revenue in each year, respectively. This increase in dollar amount resulted principally from increases in engineering and technical writing personnel, which increased to 423 people from 364 people at the end of each year. To date, all research and development costs have been expensed as incurred in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Computer Software To Be Sold, Leased or Otherwise Marketed, as our software development process is essentially completed concurrent with the establishment of technological feasibility. Our strategy since signing the license agreement with Microsoft in September 2000 has been to increase spending in research and development. As a result, we are now bringing to market a significant number of new products. In fiscal 2003 we expect research and development spending to remain relatively flat in absolute dollars.

General and Administrative.    Our general and administrative expenses consist primarily of personnel costs for finance and administration, as well as directors and officers insurance, and professional services expenses such as legal and accounting. General and administrative expenses increased by $6.0 million to $19.1 million in fiscal 2002 from $13.1 million in fiscal 2001, representing 7% and 8% of total revenues, respectively. The increase in dollar amount was primarily due to increased staffing necessary to manage and support our growth and the inclusion of $1.5 million associated with a warrant issued to an executive search firm in March 2002 for recruiting services in connection with our new chief executive officer. General and administrative personnel increased to 157 from 130 at the end of each fiscal year. The decrease in general and administrative expense as a percentage of total revenue was due primarily to the growth in total revenue. We allocate costs associated with facilities and information systems to all functional groups. We believe that our general and administrative expenses will increase over time in absolute dollars as we expand our administrative staff, add new financial and accounting systems, pay increased directors and officers insurance premiums, and pay increased professional fees to manage our growth.

Employee Stock-Based Compensation.    Deferred employee stock-based compensation represents the intrinsic value of options assumed in the acquisition of WebTrends and costs related to the grant of options at less than fair market value. The deferred amount is being amortized over the vesting periods of the assumed and granted options, which is generally four years. Due to employee attrition, $140,000 and $396,000 of deferred employee stock-based compensation was reversed during fiscal 2002 and 2001, respectively. During fiscal 2002 and fiscal 2001, we recognized employee stock-based compensation expense of $3.2 million and $2.0 million, respectively. The increase in the amortization is due to the deferred employee stock based compensation related to the acquisition of WebTrends in March 2001 that is being amortized over the vesting periods of the options assumed in the acquisition.

Amortization of Goodwill and Intangibles.    During fiscal 2002 and fiscal 2001, we amortized $793.1 million and $554.7 million of the goodwill and intangibles recognized in our acquisitions. We expect to amortize approximately $34.6 million of intangibles during fiscal 2003.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously recognized goodwill, and the identification of reporting units for purposes of assessing goodwill for impairment. We adopted SFAS No. 142 for the fiscal year beginning July 1, 2002. As a result of our adoption of SFAS No. 142, we stopped the amortization of goodwill with an expected net carrying value of $915.8 million at the date of adoption. Goodwill has been increased to reflect the reclassification of $2.4 million relating to acquired assembled workforce, net of income taxes of $1.4 million. Additionally, based on a transitional impairment review related to the carrying value of goodwill we will record a one-time, non-cash charge of approximately $579.3 million on July 1, 2002, as a change in accounting principle.

Write-off of Acquired In-Process Research and Development Costs.    Related to our acquisition of WebTrends in fiscal 2001 we wrote-off a total of $2.7 million in fiscal 2001 as charges to operations associated with the purchase of in-process technology that had not yet reached technological feasibility.

Other Income, Net.    Other income, net, represents interest income earned on our cash and cash equivalent balances and short-term investments, interest expense, foreign currency transaction gains and losses, and equity in the loss of our long-term investment that is being accounted for on the equity method. For fiscal 2002 and fiscal 2001, other income, net, was $18.7 million and $21.8 million, respectively. Despite increases in cash balances, decreases in total other income resulted from decreases in investment yields in 2002 and our proportionate share of the loss of our affiliate Lumigent Technologies in the amount of $148,000.

Income Taxes.    We recorded income tax expense of $15.8 million and $10.6 million in fiscal 2002 and fiscal 2001, respectively, while showing a net loss, largely due to the non-deductibility of the goodwill amortization for income tax purposes. The tax benefit associated with dispositions from employee stock plans reduced federal and certain state income taxes currently payable to zero in fiscal 2002 and 2001.

Comparison of Fiscal Years Ended June 30, 2001 and 2000

Total Revenue.    Total revenue increased to $166.9 million in fiscal 2001 from $47.9 million in fiscal 2000, representing growth of 248%.

Software License Revenue.    Software license revenue increased to $125.7 million in fiscal 2001 from $37.2 million in fiscal 2000, representing growth of 238%. The increase is due primarily to revenue from Microsoft of $25.0 million in fiscal 2001, an increase in the number of software licenses sold, reflecting increased acceptance of our products, expansion of our field and inside sales organizations and our third-party channel partners, and the inclusion of a full year of operations for Mission Critical, Ganymede, and Sirana in fiscal 2001, acquired in fiscal 2000, and our acquisition of WebTrends in March 2001.

Service Revenue.    Service revenue increased to $41.3 million in fiscal 2001 from $10.7 million in fiscal 2000, representing growth of 286%. The increase was due primarily to maintenance fees associated with new software licenses and renewals by our existing customers. Service revenue increased as a percentage of total revenue due to the compounding effect of our base of installed licenses and due to a significant majority of our customers renewing their maintenance service agreements.

Cost of Revenue.    Total cost of revenue increased to $12.3 million in fiscal 2001 from $3.0 million in fiscal 2000, representing 7% and 6% of total revenue, respectively.

Cost of Software License Revenue.    Cost of software license revenue was $2.1 million and $800,000 in fiscal 2001 and fiscal 2000, respectively, representing 2% of related software license revenue in both years. The increase in dollar amount is due to the increase in software license revenue.

Cost of Service Revenue.    Cost of service revenue was $10.2 million and $2.2 million in fiscal 2001 and fiscal 2000, respectively, representing 25% and 21% of related service revenue. The increase in dollar amount of cost of service revenue is primarily attributable to the growth in our installed customer base. Cost of service revenue as a percent of service revenue increased due primarily to hiring additional personnel to support our growing customer base, particularly including WebTrends service organization starting in Q4 of fiscal 2001, which provides more implementation services than NetIQ had prior to the merger.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses increased to $76.7 million in fiscal 2001 from $24.7 million in fiscal 2000. The increase in dollar amount was due primarily to the hiring of additional field sales, inside sales and marketing personnel, which increased to 432 people from 238 people at the end of each year, and expanding our sales infrastructure and third-party channel partners, as well as higher commissions. Sales and marketing expenses represented 46% and 52% of total revenue for fiscal 2001 and fiscal 2000, respectively. The decline in sales and marketing expenses as a percentage of total revenue was principally the result of economies of scale resulting from the increased number of sales transactions, including follow-on sales to existing customers, as well as the allocation of marketing expenses over a substantially increased revenue base, and the increase in revenues from Microsoft which does not require significant sales or marketing efforts.

Research and Development.    Research and development expenses increased to $39.6 million in fiscal 2001 from $10.1 million in fiscal 2000, representing 24% and 21%, of total revenue in each fiscal year. This increase in dollar amount resulted principally from increases in engineering and technical writing personnel, which increased to 364 people from 208 people at the end of each year. To date, all research and development costs have been expensed as incurred in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 as our software development process is essentially completed concurrent with the establishment of technological feasibility.

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

Employee Stock-Based Compensation.    Employee deferred stock-based compensation of $4.9 million was recorded during fiscal 2001 due to the assumption of the WebTrends options in the acquisition. Due to employee attrition, $396,000 and $140,000 of employee deferred stock-based compensation was reversed during fiscal 2001 and 2000, respectively. During fiscal 2001 and fiscal 2000, we recognized employee stock-based compensation expense of $2.0 million and $696,000, respectively.

Amortization of Goodwill and Intangibles.    During fiscal 2001 and fiscal 2000, we amortized $554.7 million and $64.2 million of the goodwill and intangibles recognized in our acquisitions.

Write-off of Acquired In-Process Research and Development Costs.    Related to our acquisition of WebTrends in fiscal 2001 and Mission Critical and Sirana in fiscal 2000 we wrote off a total of $2.7 million in fiscal 2001 and $10.7 million in fiscal 2000 as charges to operations associated with the purchase of in-process technology that had yet not reached technological feasibility.

In connection with the acquisitions of WebTrends in March 2001, Mission Critical in May 2000, and Sirana in March 2000, we acquired technology consisting of both existing technology and in-process research and development. The valuation of acquired technology was made by applying the income forecast method, which considers the present value of free cash flows by product lines. The key elements of the acquired companies’ development process include: design of user interface, developing code, integration with existing products, technical documentation, and testing. A project is considered to be technologically feasible when a prototype is available for beta or general release. At the date of acquisition, additional research and development effort was anticipated prior to the release of the products under development. Value was allocated to in-process research and development based on the discounted cash flow expected to be generated and considering the core technology resident in the in-process products, the acquired companies’ past experience with typical product life cycles, and expected demand from the acquired companies customers for new products. Acquired in-process technologies were charged to operations, as the technologies did not have alternative future uses as of the date of the acquisition.

Restructuring Charge.    During the quarter ended June 30, 2001, we recorded a restructuring charge of $816,000 related to redundancies and a reduction in force, resulting from the WebTrends merger and the resizing of the combined businesses. A total of 36 employees were terminated under this plan, of which 12 were in research and development and 24 were in sales and marketing. All employees terminated were terminated before June 30, 2001. During fiscal 2001, $530,000 was paid out as termination benefits and the remaining $286,000 was paid out in fiscal 2002 leaving no liability at June 30, 2002.

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

Income Taxes.    We recorded income tax expense of $10.6 million and $2.4 million in fiscal 2001 and fiscal 2000, respectively, while showing a net loss, mainly due to the non-deductibility of the write-off of acquired in-process research and development costs and goodwill amortization, for income tax purposes. The tax benefit associated with dispositions from employee stock plans reduced federal and certain state income taxes currently payable to zero in fiscal 2001 and fiscal 2000.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe there are several accounting policies that are critical to understanding our consolidated financial statements as these policies affect the reported amounts of revenue and other significant estimates involving management’s judgment. The critical accounting policies and estimates are described below.

Revenue Recognition—Revenues are generated from licensing software and providing services. We recognize revenue in accordance with accounting principles generally accepted in the United States of America, as promulgated by Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. In accordance with these statements, revenue is recognized upon generally meeting each of the following criteria:

•	Existence of persuasive evidence of an arrangement. Persuasive evidence is generally a written purchase order, license agreement or contract;

•
Delivery of product and authorization keys. Delivery has occurred when media containing the software is shipped or, in the case of electronic delivery, the customer is given access to the software, and the authorization keys are shipped or made available to the customer electronically;

•
Fee is fixed or determinable. A fee is deemed to be fixed and determinable when it is not subject to subsequent refund or adjustment. If the fee is not fixed or determinable, revenue is recognized when the amounts become due and payable;

•	Collection is deemed probable within six months of transaction date; and

•	Vendor-specific objective evidence exists to allocate the total fee to all elements of the arrangement.

Software revenue is recognized using the residual method under which revenue is recognized when vendor-specific objective evidence of fair value exists for all of the undelivered elements in an arrangement, but may not exist for one or more of the delivered elements. Revenue is allocated to each element based on relative fair values. Vendor-specific objective evidence of fair value is based on the price generally charged when the element is sold separately, or if not yet sold separately, is established by authorized management. In situations where vendor-specific objective evidence of fair value for an undelivered elements does not exist, the entire amount of revenue from the arrangement is deferred and recognized when fair value can be established for all undelivered elements or when all such elements are delivered.

Service revenue includes maintenance revenue, usage and subscription-based revenue from our WebTrends Live product, consulting, and training services.

Generally, sales made through distributors, resellers, and original equipment manufacturers are recognized at the time these partners report that they have sold the software or, alternatively, when we drop-ship the product to the end user, and after all revenue recognition criteria have been met. Sales made to master distributors of Web
Analytics products are recognized when sold to the master distributor, as sell-through information is not available for those sales. Additionally, distributor inventory levels are monitored and a reserve for potential sales returns is provided.

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

Deferred Revenue—License revenue is deferred when the criteria noted above are not met for revenue recognition purposes. Maintenance revenue is deferred and recognized ratably over the maintenance term, typically one year. Advance payments for our WebTrends Live services are deferred and revenue is recognized based on customer usage, generally page views. Deferred consulting and training revenues are recognized as those services are performed.

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

Allowance for Uncollectible Accounts—We provide for the allowance for uncollectible accounts as part of our general and administrative expenses based on our assessment of the collectibility of specific customer accounts and an analysis of the remaining accounts receivable. The actual write-offs for uncollectible accounts in fiscal 2002 were $783,000, and the allowance was reduced by $404,000, which resulted in a decrease in general and administrative expenses. In the future, if our actual collections are significantly different compared to our assumptions it would result in an additional charge or decrease in our general and administrative expenses.

Sales Returns Reserve—We provide a reserve for sales returns based on historical trends in product returns. Revenue is recognized net of the provision for sales returns. In fiscal 2002 we increased our reserve for sales returns by $1.3 million, reducing revenues commensurately, and recorded $1.1 million as a reduction of that reserve for product returns. If the actual future returns are different from our estimates, it would result in a decrease or increase in our revenue.

Goodwill and Other Intangible Assets—In the historical results presented in this report, goodwill and other intangible assets resulting from business combinations have been amortized on a straight-line basis over periods ranging from 1 to 3 years. In future periods we will no longer amortize goodwill pursuant to our adoption of SFAS No. 142 on July 1, 2002. We evaluate the net realizable value of goodwill and other intangible assets periodically based on a number of factors including operating results, business plans, budgets, and economic projections. Our evaluation also considers non-financial data such as market trends, customer relationships, product development cycles, and changes in management’s market emphasis. Adjustments to the carrying value of goodwill and other intangible assets are made whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We adopted SFAS No. 142 effective July 1, 2002, and accordingly, beginning in fiscal 2003 we will no longer amortize goodwill, but instead periodically test it for impairment. See additional discussion under Effects of Recent Accounting Pronouncements.

Facility Reserve—We lease approximately 100,000 square feet of office space under five-year leases expiring in 2004 and 2006 in Portland, Oregon. In September 2001, we determined that we would not need a portion of this space for our operations in the foreseeable future. The quarterly rent for the unused space is approximately $129,500. Based on management’s assessment of market conditions, including the time required to sub-lease the facility, a liability of $518,000 was accrued in the quarter ended September 30, 2001 and an additional $830,000 was accrued in the quarter ended June 30, 2002. If we are unable to sub-lease the facility we will be required to expense up to an additional $1.2 million, which may adversely affect our results of operations.

We also lease approximately 32,000 square feet of office space under a five-year lease expiring June 2003 in Santa Clara, California. In fiscal 2001 upon the acquisition of our headquarters building in San Jose, California we determined that we would not need this space for our operations in the foreseeable future. The quarterly rent for the unused space is approximately $192,500. Based on management’s assessment of market conditions, including the time required to sub-lease the facility a liability of $1.5 million was accrued in fiscal 2001 and an additional $411,000 was accrued in fiscal 2002. The remaining accrual of $773,000 at June 30, 2002 represents the Company’s total remaining liability under the agreement.

Provision for Income Taxes—The provision for income taxes includes the amount currently payable and changes in the deferred tax assets and liabilities. Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. If we do not generate sufficient income, the realization of these deferred tax assets may be impaired resulting in additional income tax expense. A valuation allowance is recorded to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Substantially all of the valuation allowance is attributable to the tax benefit of disqualifying dispositions of stock options and will be credited to equity when realized. The valuation allowance has been established to fully reserve these deferred tax assets due to the uncertainty regarding their realizability due to the expectation of future stock options exercises.

Effects of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously recognized goodwill, and the identification of reporting units for purposes of assessing goodwill for impairment. We adopted SFAS No. 142 for the fiscal year beginning July 1, 2002. As a result of our adoption of SFAS No. 142, we stopped the amortization of goodwill with an expected net carrying value of $915.8 million at the date of adoption and goodwill has been increased to reflect the reclassification of $2.4 million relating to acquired assembled workforce, net of income taxes of $1.4 million. Additionally, based on a transitional impairment review related to the carrying value of goodwill we will record a one-time, non-cash charge of approximately $579.3 million on July 1, 2002, as a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS No. 144 on July 1, 2002. Adoption of this statement is not expected to have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Liquidity and Capital Resources

As of June 30, 2002, we had $64.0 million in cash and cash equivalents and $411.9 million in short-term investments.

Our operating activities resulted in net cash inflows of $99.3 million, $52.9 million, and $4.0 million, in fiscal 2002, 2001, and 2000, respectively. Sources of cash during these periods were primarily from net income after adjusting for non-cash charges related to depreciation and amortization, tax benefit from disqualifying dispositions, employee stock-based compensation, stock and warrant issued in lieu of compensation, and write-off of in-process acquired research and development costs. Additional sources of cash include increases in accrued compensation and deferred revenue. Uses of cash in these periods were principally increases in accounts receivable and prepaid expenses and decreases in other liabilities.

Our investing activities resulted in net cash outflows of $53.2 million and $181.5 million in fiscal 2002 and 2001, respectively, and a net cash inflow of $35.8 million in fiscal 2000. Uses of cash were principally net purchases of short-term investments of $34.6 million, $144.5 million, and $45.1 million in fiscal 2002, 2001 and 2000, respectively. Additional uses of cash were for purchases of property and equipment of $15.6 million, $42.6 million, and $2.2 million, in fiscal 2002, 2001, and 2000, respectively, including the purchase in fiscal 2001 of a building for our corporate offices in San Jose, California at a total purchase price of $28.2 million. In fiscal 2002 cash outflow also included a $2.8 million long-term investment. Sources of cash were principally $6.8 million in cash received in the acquisitions of WebTrends and Software Realization in fiscal 2001 and $83.2 million in cash received in the acquisition of Mission Critical and Sirana Software in fiscal 2000.

Financing activities resulted in a net cash outflow of $72.2 million in fiscal 2002 and net cash inflows of $30.5 million and $138.2 million, in fiscal 2001 and 2000, respectively. Sources of cash during these periods were principally from the sale of common stock in our public offerings, exercises of stock options, and issuance of shares under our employee stock purchase plan. In fiscal 2002 we used cash of $88.6 million to purchase the Company’s treasury stock under a board-authorized program for stock repurchases of up to $100.0 million. Other uses of cash were principally for the repayment of our short-term and long-term debt of $2.1 million in fiscal 2000.

Long-term Obligations

The following summarizes our contractual obligations as of June 30, 2002 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	2003	2004	2005	2006
Operating lease payments	$5,302	$3,643	$1,761	$615
Commitment under technology purchase agreement	1,625	—	—	—

	$6,927	$3,643	$1,761	$615

Also, see Note 11 to the Consolidated Financial Statements for additional information regarding our obligations.

We believe that our cash and cash equivalent balances, short-term investments, and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for the next 12 months. Thereafter, we may require additional funds to support our working capital requirements, or for other purposes, and may seek to raise such additional funds through public or private equity financings or from other sources, however, we may not be able to obtain adequate or favorable financing at that time.

From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products or technologies. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies.

Factors That May Affect Future Operating Results

The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem less significant also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially and adversely affected.

Our quarterly operating results may fluctuate for a number of reasons, some of which are beyond our control. These fluctuations may result in volatility in our stock price.

Our quarterly operating results have varied substantially from quarter to quarter in the past and likely will vary significantly in the future due to revenue fluctuations caused by many factors. Those factors include:

•	general economic conditions and the discretionary nature of our customers’ purchasing practices, IT budgets, and budget cycles;

•
the timing of new product introductions or enhancements by us, our competitors, and our platform vendors (such as Microsoft), resulting in purchase deferrals by our customers in anticipation of new products;

•	competitive conditions in the industry, including new products, product announcements, and special pricing offered by our competitors;

•	our success in introducing new products and enhancements, and the timing of their release;

•	our ability to complete specific sales transactions in a given quarter or fiscal year; and

•	the nature of the fee charged (whether it is for a perpetual license or a periodic fee for a subscription or service).

We have experienced seasonality in our license bookings, with the fourth quarter of our fiscal year typically having the largest volume of bookings in each fiscal year. We believe that this seasonality results from the budgeting and work cycles of our customers and from the structure of our direct sales commission program. We expect this seasonality to continue in the future. As a consequence, we have typically increased backlog in June and December quarters and have decreased backlog in September and March quarters, resulting in more moderate fluctuations in our reported license revenue.

In addition, the risk of quarterly fluctuations relative to our expectations is increased by the fact that a significant portion of our revenues, typically between 50% and 60%, has historically been generated during the last month of each fiscal quarter. Many customers tend to make a majority of their purchases at the end of a fiscal quarter and many enterprise customers negotiate licenses near the end of the quarter. In part, this is because these customers believe that they are able to negotiate lower prices and more favorable terms at that time. Our reliance on a large portion of revenue occurring at the end of the quarter and the increase in the dollar value of transactions that occur at the end of a quarter can result in increased uncertainty relating to quarterly revenues. Due to this end-of-period buying pattern, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. These factors increase the chances that our results could diverge from the expectations of investors and securities analysts.

While we have traditionally focused on sales of our products to workgroups and divisions of a customer, we are increasingly making enterprise sales, resulting in a sales cycle ranging between 30 and 180 days. In addition, in recent quarters we have experienced longer financial and purchasing review cycles from many of our customers, which we believe to be a result of the economic slowdown.

We base our operating expenses on our expectations regarding future revenue. Because our operating expenses are relatively fixed in the short term, even a relatively small revenue shortfall can materially impact our short-term profitability.

Given the above factors, we believe that quarter-to-quarter financial comparisons may not necessarily be meaningful, and should not be relied upon as single indicators of our future operating results and performance. If our quarterly operating results fail to meet the expectations of analysts or investors, the trading price of our common stock could be negatively affected.

The market price of our common stock has been volatile and we expect that our stock price will continue to fluctuate. The value of an investment in our stock could decline due to the impact of a number of factors upon the market price of our common stock, including: growth rate expectations for the technology sector generally; variations in our actual and anticipated operating results and revenues; changes in our earnings estimates by securities analysts; and our failure to meet securities analysts’ performance expectations.

We face several risks in connection with our license, development and marketing agreement with Microsoft.

In September 2000, we licensed a substantial portion of our Operations Manager technology to Microsoft for $175.0 million, payable over three years. Microsoft may use the technology broadly with respect to Windows 2000, but its use is limited with respect to Windows NT. Microsoft has used that technology as the basis for its Microsoft Operations Manager 2000 or “MOM” product. We also agreed to provide limited engineering resources for a fee and to develop and market new products, or extended management packs (“XMPs”) that operate with MOM. We have received significant benefits from the agreement, but it also poses significant risks and challenges, including:

•
quarterly license revenue from Microsoft has grown over the past several quarters and peaked at $25.0 million per quarter in the March, June, and September 2002 quarters. Through June 2002, we have received $110.0 million in license revenue from Microsoft. The quarterly payments will decline to $20.0 million beginning in the quarter ending December 2002, to $10.0 million in the quarter ending March 2003, to $5.0 million in the quarter ending June 2003, and will terminate with a payment of $5.0 million in the quarter ending September 2003. We must generate incremental revenue from other sources to maintain overall revenue growth. Should Microsoft delay or withhold a scheduled license payment during a quarter, it will materially impact our revenue and profitability in that quarter.

•
revenue from sales of Operations Manager and AppManager products may decline until we generate higher levels of revenue from XMPs, due to a phasing out of sales of Operations Manager products and customer concern regarding potential overlap between MOM and AppManager. The faster the rate of customer adoption of MOM, the greater the potential loss of revenue from our Operations Manager and AppManager products. Although such adoption may increase our opportunity to earn additional revenue from licenses of XMPs, such additional revenue may not be sufficient to offset the loss of revenue from our Operations Manager and AppManager products; and

•	we must also prepare for potential competition from Microsoft and other systems management providers for any new XMP that we may create.

We may not be able to sustain the revenue growth rates we have previously experienced.

Most of our revenue growth in the past year has come from our agreement with Microsoft and the acquisition of WebTrends. Excluding revenues from Microsoft, during fiscal 2002 revenues grew only modestly due in part to the continued softness of the U.S. economy and further deterioration in the European economies. Revenue from Web analytics products, acquired pursuant to the WebTrends acquisition, also declined significantly until December 2001 as a result of the collapse in the dot-com and managed services markets.

We have used the revenue resulting from our license with Microsoft to fund increased development of new products that are coming to market in calendar year 2002. Revenue resulting from these new products will require greater sales and marketing efforts resulting in higher operating expenses. However, to maintain profitability we must increase revenue from non-Microsoft sources while reducing overall operating expenses. As a consequence, we anticipate that operating profit will decline starting in calendar year 2003 until revenues achieved from new products or other sources substantially exceed the revenue decline from Microsoft.

We are increasing our reliance on indirect distribution channels as a means of increasing product sales and are increasing our emphasis on international sales made through those channels. These relationships, both domestically and internationally, are non-exclusive and typically are terminable upon short notice. This strategy presents a number of risks including: the ability of resellers or integrators to cease marketing or integrating our products with little or no notice; the ability of our resellers or integrators to market or use competitive products or services from third parties and to promote such third party products or services in preference to ours; the effectiveness of our resellers and integrators in marketing our products; the difficulty in attracting and replacing high quality resellers and integrators; and the potential of conflicts between our direct and indirect sales channels resulting in lost sales and customer confusion or dissatisfaction.

To increase our revenue we also must continue to enhance our existing products and services and continue to develop new products and services to address the increasingly sophisticated and varied needs of our existing and prospective customers. The development of new products and services, and enhancement of existing products and services, entail significant technical and business risks and require substantial lead-time and significant investments in product development. The market for some of our products is in the early stage of development, and we are recent entrants to such markets and face competition from established competitors. As is common in new and evolving industries, demand and market acceptance for recently introduced products and new market entrants are subject to high levels of uncertainty and risk. Furthermore, new products can quickly render obsolete products that were formerly in high demand, which may include products that currently provide us with significant revenue.

We have a history of losses and may experience losses in the future.

Since our inception, we have incurred significant net losses. During fiscal 2000, 2001 and 2002, we reported net losses of $65.3 million, $523.8 million and $730.5 million, respectively, in accordance with generally accepted accounting practices in the United States of America, stemming principally from amortization of goodwill and other intangibles and other acquisition related charges. Effective July 1, 2002, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, and in the quarter ended September 30, 2002, we will record a charge of approximately $579.3 million reflecting our reduced expectations for cash flows coming from acquired businesses and, as a consequence, we expect to experience continued losses in fiscal 2003. We will stop regular amortization of goodwill going forward, but will instead test the goodwill for impairment at least annually. If we determine that goodwill has become impaired in the future, we will be required to record additional charges.

We have recently experienced several changes in our senior management team.

In January 2002, Charles M. Boesenberg joined the Company as President and Chief Executive Officer, and on August 1, 2002 was named Chairman of the Board, in each instance replacing Ching-Fa Hwang, a co-founder of the Company who remains a member of the Board. Other changes in senior management in fiscal 2002, include the departures of Thomas P. Bernhardt, Senior Vice President, Chief Technology Officer, and Director, who resigned in February 2002; Her-Daw Che, co-founder of NetIQ, who resigned in October 2001; and Glen Boyd and Eli Shapira, co-founders of WebTrends, who resigned in August 2001 and September 2001, respectively. Mr. Shapira is continuing on our Board. Additions to our executive team in fiscal 2002, include Dr. Richard Schell, Chief Technology Officer and General Manager, Performance and Availability Products in June 2002; Mark Marron, Senior Vice President Worldwide Sales in August 2001; and Betsy E. Bayha, Vice President, General Counsel and Secretary in November 2001.

Our success will depend to a significant extent on our ability to assimilate these changes in our leadership team and to retain the services of our executive officers and other key employees. We do not have employment contracts for a defined term with our employees, including our executives and key employees. If we lose the services of one or more of our executives or key employees, including if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with us, this could harm our business and could affect our ability to successfully implement our business objectives.

Failure to manage our growth, improve our infrastructure, and satisfactorily implement new information and fulfillment systems may adversely affect our business.

We have grown rapidly, including through our acquisition of WebTrends Corporation in March 2001 and Mission Critical in May 2000. Our growth has resulted in new and increased responsibilities for our management personnel and the need to effectively manage multiple geographic locations, develop new products that utilize the assets and resources of the combined entities, and to further develop cost-effective standards, controls, procedures and policies. If we do not succeed in addressing these risks or any other problems encountered in connection with our growth, our business, operating results and financial condition could be adversely affected.

Our growth has resulted in a need to upgrade our operational, financial, and management information systems. In particular, we need to improve our accounting and financial reporting systems, in order to accommodate our growth on a global basis and to meet the requirements of a changing regulatory environment. To meet these challenges we implemented a new customer relationship management system in fiscal 2002, and are continuing the process of modifying and refining it to better meet our needs. As well, we currently are in the process of implementing an enterprise resource planning system. Implementation of these systems will inevitably result in certain disruption of our normal business processes. While we believe that these systems will enable us to operate more efficiently and will enhance our ability to provide timely and accurate reporting, failure to manage a smooth transition to the new systems and to successfully operate and support the new systems could materially and adversely impact our business and our operating results.

Our growth also has resulted in the need to implement new processes and vendors for the reproduction and distribution of our products. We presently are in the process of transferring these fulfillment operations to a new third party vendor that will provide fulfillment services from the United States, Europe, and Japan. If our new fulfillment system is not successfully and timely implemented, it can result in shipment delays, stoppages, increased costs and errors, and consequent channel and customer dissatisfaction.

Changes in accounting regulations could negatively affect market perception of our results and the way we do business.

The accounting rules applicable to our business have undergone significant changes in recent years, and future changes in accounting regulations and related interpretations and policies, particularly those related to expensing of employee stock option plans, could cause us to account for our business in ways that may adversely affect our operating results. As permitted by SFAS No. 123 Accounting for Stock-Based Compensation, currently we apply Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock option plans. Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. A change in accounting rules that would require us to change the way we account for such options to include a deferred compensation liability on our balance sheet and to include the deemed expense associated with such options in our statement of operations may necessitate our reporting operating losses as a result of these non-cash expenses. In such an event, investor perception of our results of operations may be adversely affected and our stock price may fall.

Changes in the way we do business may impact our operating results by changing the manner in which we are required to account for sales.

There have been various changes in the enterprise software business that may impact the manner in which we recognize revenue received from software licensed to our customers. We currently sell most of our software licenses on a “perpetual” basis, which enables us to recognize the majority of revenue received in connection with the sale promptly upon consummation of the sale. However, certain software vendors are moving towards a subscription-based model in which periodic fees are charged for use of the software. If customers increasingly demand that we sell licenses to our software on a subscription basis, or otherwise charge a periodic fee for its use, it will delay our recognition of revenue for that sale and will decrease the revenues attributable to that sale during the reporting period in which the sale is made (although the revenue will continue to be recognized in subsequent periods). If substantial portions of our license sales are converted to a subscription basis, this could materially impact our revenues during the initial quarters in which the change is implemented.

We base a substantial portion of our marketing, sales strategy, and product development on our relationship with Microsoft.

We believe that our success in penetrating target markets for our systems management products depends in part on our ability to maintain a strong strategic relationship with Microsoft. Our relationship with Microsoft is important to validate our technology, facilitate broad market acceptance of our products, and enhance our sales, marketing, and distribution capabilities. On the other hand, Microsoft provides various products and management features that provide competitive and overlapping capabilities to some of the solutions we offer on the Microsoft platform, and may expand its presence in this and other markets in the future. For example, Microsoft Operations Manager 2000 provides various manageability capabilities also provided by our AppManager product. Microsoft also may determine to discontinue or diminish our relationship at the conclusion of our current agreement.

We participate with Microsoft in a number of joint sales and marketing initiatives. It is possible that Microsoft may decline to participate in joint initiatives in the future. We also attempt to coordinate our systems management product offerings with the future releases of Microsoft’s operating systems and software. It is possible that in the future Microsoft may not notify us of feature enhancements to its products prior to new releases of its operating systems or may not provide us with necessary development tools and information or may choose to work more closely with our competitors. In that case, we may not be able to introduce products on a timely basis that capitalize on new Microsoft operating system releases and feature enhancements.

Our international sales and operations subject us to additional risks that can adversely affect our operating results.

We derive a substantial portion of our revenues from customers outside the United States and are continuing to expand our international operations. We recently have established operations in Ireland to provide customer support and shared administrative services for the Europe-Middle East-Africa region. We also maintain offices in the United Kingdom and Japan, as well as a number of other foreign locations, to provide sales and sales support. Our international operations are subject to a variety of risks, including:

•	the overlap of different tax regimes;

•	the difficulty of managing and staffing foreign offices;

•	differing regulatory and legal requirements and employment schemes, and our ability to identify and timely comply with such requirements and schemes;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	fluctuations in currency exchange rates and difficulties in transferring funds from certain countries;

•	the need to localize and internationalize our products and licensing programs;

•	significant reliance on our distributors and other resellers who do not offer our products exclusively;

•	import and export licensing requirements, including export controls on encryption technology;

•	political and economic instability in some countries;

•	seasonal reductions in business activity during the summer months in Europe and certain other regions; and

•	reduced protection for intellectual property rights in some countries.

To date, a substantial portion of our sales have been denominated in U.S. dollars, and we have not used risk management techniques or “hedged” the risks associated with fluctuations in foreign currency exchange rates. In the future, if we do not engage in hedging transactions, our results of operations will be subject to losses from fluctuations in foreign currency exchange rates to the extent our sales are denominated in foreign currencies.

Acquisitions and investments present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of the transaction.

We have in the past and expect in the future to acquire or make investments in complementary companies, products, services, and technologies. The risks we commonly encounter in connection with an acquisition include:

•
we may find that the acquired company or assets do not further our business strategy, or that we paid more than what the company or assets are later worth, or economic conditions change, all of which may generate a future impairment charge;

•	we may have difficulty integrating the operations and personnel of the acquired business, and may have difficulty retaining the key personnel of the acquired business;

•	we may have difficulty in incorporating the acquired technologies or products with our existing product lines;

•	there may be customer confusion where our products overlap with those of the acquired company;

•	we may have product liability associated with the sale of the acquired company’s products;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies across locations;

•	the acquisition may result in litigation from terminated employees; and

•	we may experience significant problems or liabilities associated with product quality, technology and legal contingencies, among other matters.

These factors could have a material adverse effect on our business, results of operations and financial condition or cash flows, particularly in the case of a larger acquisition or multiple acquisitions. From time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as out of pocket costs. In addition, should we fail to consummate an acquisition, we may be required to pay a break-up fee which will be charged to our costs of operation and we may be exposed to litigation as a consequence of our failure to go forward with the proposed acquisition.

The consideration paid in connection with an investment or acquisition also impacts our financial results. To the extent we pay cash for acquisitions our cash reserves are reduced. To the extent we issue shares of stock or other rights to purchase stock, including options and other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs (such as of acquired in-process research and development costs), restructuring charges, and may result in goodwill and other intangible assets that are subject to impairment and could result in future impairment charges.

Our restructurings may result in management distraction, customer uncertainty, and increased costs.

In 2002 we restructured much of our sales force, both direct and indirect, as we do periodically, in response to factors such as management changes, product changes, performance issues, and other business considerations. This may result in a temporary distraction of management or operational disruption, with some negative impact on customer service. In fiscal 2001 and 2002 we terminated a small percentage of our employees as a consequence of restructuring activity, resulting in the payment of severance compensation and the assertion of claims by certain employees alleging that the termination of their employment was unlawful. To the extent we engage in any future restructuring, we anticipate having to incur additional charges.

We face competition from a number of existing competitors, as well as potential new competitors, which could result in loss of market share and diminished profits.

We currently face competition from a number of sources, including:

•	Customers’ internal information technology departments that develop or integrate system and application monitoring tools for their particular needs;

•	Application vendors who bundle management solutions with their products;

•	Providers of network and systems management framework products such as Computer Associates International, Inc., Hewlett-Packard Company, and International Business Machines Corporation;

•	Providers of performance and availability management solutions such as BMC Software, Inc., Concord Communications, Inc., and Precise Software Solutions, Ltd.;

•
Vendors of Internet servers, operating systems, and networking hardware. In particular, Microsoft Corporation, Oracle Corporation, Sun Microsystems, Inc., and others that bundle systems management solutions with their products;

•	Providers of administration products such as Quest Software, Inc. and BindView Corporation;

•	Providers of security solutions such as Internet Security Systems, Inc., Network Associates Technology, Inc., Symantec Corporation, and BindView Corporation;

•	Providers of hosted web analytics solutions such as WebSideStory, Inc.;

•	Providers of eBusiness intelligence solutions such as Accrue Software, Inc. and the NetGenesis products from SPSS Inc.; and

•	Web management service providers and vendors, such as consulting firms, web design firms, Internet audit firms, site management vendors, Internet service providers, and independent software vendors.

In the future potential competitors may bundle their products with products similar to ours, or incorporate functionality into existing products that renders certain of our products unmarketable or obsolete. In addition, our ability to sell our products depends, in part, on the compatibility of our products with other third party products, such as operating systems and messaging, Internet and database applications. Some of these third party software developers may change their products so that they compete with our products or are no longer compatible with our products. Any of the foregoing could lead to price reductions or a potential loss of sales of the affected products.

Errors in our products could result in significant costs to us and could impair our ability to sell our products.

Because our software products are complex, they may contain errors, or “bugs,” that could be detected at any point in a product’s life cycle. These errors could materially and adversely affect our business reputation, result in significant costs to us, and impair our ability to sell our products in the future. The costs incurred in correcting any product errors may be substantial and could decrease our profit margins. While we expect to continually test our products for errors and work with customers through our customer support services organization to identify and correct bugs, errors in our products may be found in the future. Because it is difficult to simulate the highly complex computing environments in which our customers use our products and because of the increasing functionality of our product offerings, testing may be complicated and fail to identify all errors. Moreover, because our products support and interoperate with third party operating systems and applications, any errors or bugs in that software may result in errors in the performance of our products and may require cooperation from the third party to resolve.

Detection of any significant errors may result in, among other things, lost or delayed market acceptance and sales of our products, diversion of development resources, injury to our reputation, and increased service and warranty costs. Errors in our software also may result in expensive and time-consuming litigation, and the potential award of substantial damages. While our software license agreements typically contain limitations and disclaimers that purport to limit our liability for damages for errors in our software, there is no assurance that such limitations and disclaimers will be enforced by a court or other tribunal or will otherwise effectively protect us from such claims. This is particularly true with respect those of our products licensed under “shrink wrap” or “clickwrap” license agreements that are not signed by licensees, but also may apply to negotiated license agreements. We presently carry errors and omissions insurance against such claims, but there is no assurance that such insurance coverage will be adequate to cover any losses as a result of bugs or errors or will be available in the future on commercially reasonable terms.

Natural disasters or other incidents may affect our network and data centers or otherwise disrupt our business.

We rely on our network and data center infrastructure for internal communications, communications with customers and partners, direct sales of our software products, sales lead generation and direct provision of fee-based services. That infrastructure, as well as our other facilities, is vulnerable to damage from human error, physical or electronic security breaches, power loss and other utility failures, fire, earthquake, flood, sabotage, vandalism and similar events. Despite precautions, a natural disaster or other incident could result in interruptions in our service or significant damage. In addition, failure of any of our telecommunications providers to provide consistent data communications capacity, including as a result of business failure, could result in interruptions in our services and disruption of our business operations. Any of the foregoing could impact our provision of services and fulfillment of product, and our ability to process product orders and invoices and otherwise timely conduct our business operations.

If we fail to protect our intellectual property rights, competitors may be able to use our technology or trademarks and this could weaken our competitive position, reduce our revenue and increase costs.

Our success is heavily dependent on proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights in our products and services. These laws and procedures provide only limited protection. We presently have 13 issued patents in the United States, 17 pending patent applications in the United States, and 18 pending patent applications in certain foreign jurisdictions. However, these patents may not provide sufficiently broad protection or they may not be enforceable in actions against alleged infringers. As well, despite precautions that we take, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our current or future products or to independently develop similar or superior technology or design around the patents we own. Policing unauthorized use and transfer of our software is difficult and software piracy can be expected to be a persistent problem. In licensing our products, other than in enterprise license transactions, we typically rely on “shrink wrap” or “clickwrap” licenses that are not signed by licensees. Such licenses may be unenforceable, in whole or in part, under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation would be costly and potentially distracting to management, and there is no assurance that we will be successful in such litigation.

Third parties could assert that our products infringe their intellectual property rights. Such claims could injure our reputation and adversely affect our ability to sell our products.

Third parties may claim that our current or future products infringe their proprietary rights, and these claims, whether they have merit or not, could harm our business by increasing our costs or reducing our revenue. Such claims could affect our relationships with existing customers and may discourage future customers from purchasing our products. The intensely competitive nature of our industry and the importance of technology to our competitors’ businesses may enhance the likelihood of being subject to third party claims of this nature. Any such claims, even if without merit, could be time consuming, result in potentially significant litigation costs or damages, cause product shipment delays and require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on commercially favorable terms or at all. Such claims could also force us either to stop selling, incorporating or using products or services that incorporate the challenged intellectual property or to redesign those products or services that incorporate such technology. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry grows and the functionality of products in different industry segments overlaps.

We incorporate software licensed from third parties into some of our products and any significant interruption in the availability of these third-party software products or defects in these products could reduce the demand for, or prevent the sale or use of, our products.

Certain of our software products contain components developed and maintained by third-party software vendors. We also expect that we may incorporate software from third-party vendors in our future products. Our business would be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our software to function with alternate third-party software or develop these components ourselves, which would result in increased costs and could result in delays in our software shipments. Furthermore, we might be forced to limit the features available in our current or future software offerings.

We have various mechanisms in place that may discourage takeover attempts.

Certain provisions of our certificate of incorporation and bylaws and certain provisions of Delaware law could delay or make difficult a change in control of the Company that a stockholder may consider favorable. We have a classified board of directors, with staggered, three-year terms, that may lengthen the time required to gain control of the board of directors. In addition, certain of our officers are parties to a Change of Control Agreement or other agreements with the Company, which provide for the acceleration of stock option vesting and the payment of certain compensation in the event such officer’s employment is terminated within a specified period after a change of control. In addition, our 1995 Stock Plan provides for acceleration of stock option vesting in the event an employee’s employment is terminated within a specified period after a change of control, which may make us a less attractive acquisition candidate for potential acquirors.

Compliance with certain regulatory requirements may prove difficult and costly and, should we be unsuccessful, may subject us to penalties.

We are subject to laws relating to the use and transfer of personally identifiable information about our customers, employees and other individuals, especially outside of the United States. Violation of these laws, which in many cases apply not only to third-party transfers, but also to transfers of information between our subsidiaries and ourselves, and between and among ourselves, our subsidiaries and our commercial partners, could subject us to significant penalties and negative publicity.

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

Our business is principally transacted in United States dollars. In fiscal 2002, 7% of our invoices were in currencies other than the United States dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Belgium, Brazil, Canada, Denmark, France, Germany, Hong Kong, Italy, Japan, Korea, Singapore, South Africa, Spain, Sweden, Switzerland, and the United Kingdom. We believe that a natural hedge exists in some local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of June 30, 2002, we had no hedging contracts outstanding.

At June 30, 2002 we had $64.0 million in cash and cash equivalents, and $411.9 million in short-term investments. Based on our cash, cash equivalents and short-term investments at June 30, 2002, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $1.6 million.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required to be filed under this Item are presented in Item 15 and the Schedule of Valuation and Qualifying Accounts, which follows Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to our executive officers, see the section captioned “Executive Officers” at the end of Part I of this report. All other information required by this item is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement to be filed in connection with our 2002 Annual Meeting of Stockholders.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section captioned “Executive Compensation” contained in the Proxy Statement to be filed in connection with our 2002 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Record Date and Shares Outstanding” contained in the Proxy Statement to be filed in connection with our 2002 Annual Meeting of Stockholders.

The following table summarizes common stock subject to future issuance under the Company’s equity compensation plans and warrant agreement:

	Stock to be issued upon exercise of outstanding options and warrant	Weighted-average exercise price	Stock remaining available for future issuance under equity compensation plans
Plans approved by stockholders (1)(2)	12,784,275	$31.82	1,013,283	(3)
Plans not approved by stockholders (4)	853,774	$24.51	646,226
Warrant not approved by stockholders	140,000	$21.81	—

Total	13,778,049		1,659,509

(1)
Includes the 1995 Stock Plan (the 1995 Plan) and the NetIQ Corporation 1998 Stock Incentive Compensation Plan, including the Approved UK Sub Plan (the 1998 Plan). The 1995 Plan provides for annual increases in the number of shares available for issuance under the plan on the first day of each fiscal year equal to the lowest of (i) 2,600,000 shares, (ii) 5% of the outstanding shares of common stock on the first day of the fiscal year, or (iii) a number of shares as authorized by the Board of Directors.

(2)
Also includes shares to be issued upon exercise of outstanding options originally issued under plans adopted by Mission Critical Software, Inc. and WebTrends Corporation and assumed by NetIQ in connection with our acquisitions of Mission Critical Software, Inc. and WebTrends Corporation. Such options were issued under plans approved by the stockholders of the acquired companies. No additional awards will be granted under these plans.

(3)
Does not include 1,785,602 shares of common stock reserved for issuance pursuant to the 1999 Employee Stock Purchase Plan (the Purchase Plan). The Purchase Plan provides for annual increases in the number of shares available for issuance under the stock purchase plan on the first day of each fiscal year equal to the lowest of (i) 800,000 shares, (ii) 2% of the outstanding shares of common stock on the first day of the fiscal year, or (iii) a number of shares as authorized by the Board of Directors.

(4)	Includes the 2002 Stock Plan (the 2002 Plan).

See Note 7 to the Consolidated Financial Statements for additional descriptions of our equity compensation plans.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” contained in the Proxy Statement to be filed in connection with our 2002 Annual Meeting of Stockholders.

ITEM 14.     CONTROLS AND PROCEDURES

(a)  Not applicable.

(b)  Not applicable.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

1.  Financial Statements.    The following financial statements of the Company and the Report of Deloitte & Touche LLP, Independent Auditors, are included in this Report on the pages indicated:

2.  Financial Statement Schedules.    The following financial statement schedule of the Company for the years ended June 30, 2002, 2001, and 2000, is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

Schedule	Title	Page
II	Valuation and Qualifying Accounts	68

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3.  Exhibits.

Exhibit Number	Description
3(a)+	Restated Certificate of Incorporation of NetIQ (incorporated by reference to the exhibit of the same name filed with NetIQ’s Registration Statement on Form S-4, declared effective February 23, 2001)

3(c)+	Restated Bylaws of NetIQ (incorporated by reference to the exhibit of the same name filed with NetIQ’s Registration Statement on Form S-4, declared effective February 23, 2001)

4(a)+	Specimen Common Stock Certificate (incorporated by reference to the exhibit 4.1 of NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

4(b)+
Registration Rights Agreement, dated May 14, 1997 by and among NetIQ and certain NetIQ stockholders identified therein (incorporated by reference to the exhibit 4.2 of NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

Exhibit Number	Description
10.1+
Form of Indemnification Agreement between NetIQ and each of its directors and executive officers (incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.2+
Form of Change of Control Severance Agreements between NetIQ and each of its executive officers (incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.3A	Amended and Restated 1995 Stock Plan

10.3B+
Form of Stock Option Agreement under the Amended and Restated Stock Plan (incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.3C+
Form of Director Option Agreement under the 1995 Amended and Restated Stock Plan (incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.4A+	1999 Employee Stock Purchase Plan (incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.4B+
Form of Subscription Agreement under the 1999 Employee Stock Purchase Plan (incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.5+	2002 Stock Plan (incorporated by reference to the same exhibit of the same number filed with NetIQ’s Initial employee benefits plan statement on Form S-8, filed January 30, 2002)

10.6*+
Software Distribution Agreement, dated June 23, 1998, between NetIQ and Tech Data Product Management, Inc. (incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.7+
Agreement of Sublease, dated July 31, 1998, between NetIQ and AMP Incorporated (incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.8+
Confidential Settlement Agreement, dated March 10, 1999, by and between Compuware Corporation, NetIQ Corporation, and the individuals named therein (incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.9+
Purchase and Sale Agreement, dated July 24, 2000, between NetIQ and TMG North First Associates, L.P. (incorporated by reference to the exhibit of the same number filed with NetIQ’s Quarterly Report on Form 10-Q, filed November 14, 2000)

10.10*+
License, Development and Marketing Agreement, dated September 25, 2000, between NetIQ and Microsoft Corporation (incorporated by reference to the exhibit of the same number filed with NetIQ’s Quarterly Report on Form 10-Q, filed November 14, 2000)

10.11+	Employment Agreement, dated January 16, 2001, as amended on September 24, 2001 by and between NetIQ and Elijahu Shapira

10.12+
Employment Agreement, dated January 25, 2002 by and between NetIQ and Charles Boesenberg (incorporated by reference to the exhibit of the same number filed with NetIQ’s Quarterly Report on Form 10-Q, filed February 12, 2002)

Exhibit Number	Description
10.13+
Action by Unanimous Written Consent of the Compensation Committee of NetIQ Corporation, effective as of January 25, 2002 (incorporated by reference to the exhibit of the same number filed with NetIQ’s Quarterly Report on Form 10-Q, filed February 12, 2002)

10.14+
Separation and Settlement Agreement with General Complete Release of All Claims, dated February 5, 2002, by and between NetIQ and Thomas P. Bernhardt (incorporated by reference to the exhibit of the same number filed with NetIQ’s Quarterly Report on Form 10-Q, filed February 12, 2002)

10.16+
Common Stock Warrant Agreement, dated March 31, 2002 by and between NetIQ and Heidrick & Struggles, Inc. (incorporated by reference to the exhibit of the same number filed with NetIQ’s Quarterly Report on Form 10-Q, filed May 14, 2002)

10.17+	Amended and Restated 1998 Stock Incentive Compensation Plan (incorporated by reference to the exhibit of the same number filed with NetIQ’s Quarterly Report on Form 10-Q, filed May 14, 2002)

10.18+
The Approved UK Sub-Plan of the NetIQ Corporation Amended and Restated 1998 Stock Incentive Compensation Plan (incorporated by reference to the exhibit of the same number filed with NetIQ’s Quarterly Report on Form 10-Q, filed May 14, 2002)

10.19	Agreement of Sublease, dated April 30, 2002, between NetIQ and Compaq Computer Corporation

21	Subsidiaries of the Registrant

23	Independent Auditors’ Consent

24	Power of Attorney (see page 42)

99.1	Sarbanes-Oxley Section 906 Certification

*	Subject to Confidential Treatment
+	Previously filed

(b)  Reports on Form 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Act, NetIQ Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 26th day of September, 2002.

NETIQ CORPORATION

By:	/s/ JAMES A. BARTH
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

Name	Title	Date

/S/ CHARLES M. BOESENBERG (Charles M. Boesenberg)	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 26, 2002

/s/ James A. Barth (James A. Barth)	Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2002

/S/ CHING-FA HWANG (Ching-Fa Hwang)	Director	September 26, 2002

/S/ ALAN W. KAUFMAN (Alan W. Kaufman)	Director	September 26, 2002

/S/ MICHAEL E. LEHMAN (Michael E. Lehman)	Director	September 26, 2002

/S/ MICHAEL J. MAPLES (Michael J. Maples)	Director	September 26, 2002

/S/ ELIJAHU SHAPIRA (Elijahu Shapira)	Director	September 26, 2002

/S/ YING-HON WONG (Ying-Hon Wong)	Director	September 26, 2002

CERTIFICATIONS

I, Charles M. Boesenberg, certify that:

1.  I have reviewed this annual report on Form 10-K of NetIQ Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ CHARLES M. BOESENBERG
Charles M. Boesenberg Chief Executive Officer

Date:    September 26, 2002

I, James A. Barth, certify that:

1.  I have reviewed this annual report on Form 10-K of NetIQ Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report

/s/ JAMES A. BARTH
James A. Barth Chief Financial Officer

Date:    September 26, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of NetIQ Corporation:

We have audited the accompanying consolidated balance sheets of NetIQ Corporation and subsidiaries (the Company) as of June 30, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NetIQ Corporation and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
San Jose, California
July 23, 2002

NetIQ CORPORATION

CONSOLIDATED BALANCE SHEETS
June 30, 2002 and 2001
(In thousands, except share and per share amounts)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$64,032	$89,494
Short-term investments	411,861	377,287
Accounts receivable, net of allowance for uncollectible accounts and sales returns of $3,029 and $4,045 in 2002 and 2001	35,095	27,116
Prepaid expenses and other	4,511	2,691

Total current assets	515,499	496,588
Property and equipment, net	55,518	54,731
Goodwill, net of accumulated amortization of $1,350,059 and $598,295 in 2002 and 2001	915,813	1,672,628
Other intangible assets, net of accumulated amortization of $61,882 and $20,575 in 2002 and 2001	57,537	97,175
Long-term investment	2,652	—
Other assets	1,624	1,407

Total assets	$1,548,643	$2,322,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,612	$5,451
Accrued compensation and related benefits	17,505	14,704
Other liabilities	15,363	19,389
Deferred revenue	48,703	33,093

Total current liabilities	87,183	72,637

Commitments and contingencies (Note 11)

Stockholders’ equity:
Convertible preferred stock—$0.001; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock—$0.001; 250,000,000 shares authorized, 54,588,258 issued and outstanding in 2002; 53,284,629 issued and outstanding in 2001	2,876,462	2,849,211
Deferred employee stock-based compensation	(395)	(3,782)
Accumulated deficit	(1,327,592)	(597,104)
Accumulated other comprehensive income	1,625	1,567
Less treasury stock, at cost, 4,003,550 shares at June 30, 2002 and zero shares at June 30, 2001	(88,640)	—

Total stockholders’ equity	1,461,460	2,249,892

Total liabilities and stockholders’ equity	$1,548,643	$2,322,529

See notes to consolidated financial statements.

NetIQ CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years Ended June 30, 2002, 2001, and 2000
(In thousands, except per share amounts)

	2002	2001	2000
Software license revenue	$207,848	$125,670	$37,235
Service revenue	70,391	41,267	10,685

Total revenue	278,239	166,937	47,920

Cost of software license revenue	4,048	2,114	800
Cost of service revenue	23,483	10,213	2,217

Total cost of revenue	27,531	12,327	3,017

Gross profit	250,708	154,610	44,903
Operating expenses:
Sales and marketing	107,713	76,706	24,695
Research and development	61,016	39,607	10,109
General and administrative	19,110	13,140	4,761
Employee stock-based compensation (*)	3,247	2,001	696
Amortization of goodwill and intangibles	793,070	554,686	64,184
Write-off of acquired in-process research and development costs	—	2,663	10,693
Restructuring charge	—	816	—

Total operating expenses	984,156	689,619	115,138

Loss from operations	(733,448)	(535,009)	(70,235)
Other income (expenses):
Interest income	19,438	22,274	7,440
Interest expense	(26)	(40)	(40)
Other expenses	(682)	(448)	(93)

Total other income	18,730	21,786	7,307

Loss before income taxes	(714,718)	(513,223)	(62,928)
Income taxes	15,770	10,610	2,400

Net loss	(730,488)	(523,833)	(65,328)

Other comprehensive income (expenses), net of income taxes:
Foreign currency translation adjustments	98	(6)	2
Unrealized (loss) gain on short-term investments	(40)	1,690	(119)

Comprehensive loss	$(730,430)	$(522,149)	$(65,445)

Basic and diluted net loss per share	$(13.74)	$(12.48)	$(3.59)

Shares used to compute basic and diluted net loss per share	53,155	41,984	18,189

(*) Employee stock-based compensation:
Sales and marketing	$917	$668	$326
Research and development	1,155	624	167
General and administrative	1,175	709	203

Total	$3,247	$2,001	$696

See notes to consolidated financial statements.

NetIQ CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended June 30, 2002, 2001, and 2000
(In thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balances, June 30, 1999	7,399,977	$10,955	4,115,494	$4,909	$(2,122)	$(7,943)	$—	—	$—	$5,799
Conversion of preferred stock to common stock	(7,399,977)	(10,955)	7,399,977	10,955	—	—	—	—	—	—
Exercise of stock options	—	—	1,434,574	3,426	—	—	—	—	—	3,426
Issuances of stock under Employee Stock Purchase Plan	—	—	103,870	1,187	—	—	—	—	—	1,187
Issuances of stock in public offerings, net of expenses of $10,243	—	—	5,337,000	135,555	—	—	—	—	—	135,555
Exercise of warrant	—	—	280,025	3,640	—	—	—	—	—	3,640
Issuances of stock and options in business combinations, net	—	—	18,862,419	1,599,644	—	—	—	—	—	1,599,644
Tax benefit of employee stock transactions	—	—	—	1,003	—	—	—	—	—	1,003
Options issued in lieu of compensation	—	—	—	145	—	—	—	—	—	145
Deferred stock-based compensation	—	—	—	(140)	140	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	696	—	—	—	—	696
Gain from stockholder transaction	—	—	—	72	—	—	—	—	—	72
Foreign currency translation adjustments	—	—	—	—	—	—	2	—	—	2
Unrealized loss on short-term investments	—	—	—	—	—	—	(119)	—	—	(119)
Net loss	—	—	—	—	—	(65,328)	—	—	—	(65,328)

Balances, June 30, 2000	—	—	37,533,359	1,760,396	(1,286)	(73,271)	(117)	—	—	1,685,722
Exercise of stock options	—	—	2,538,963	24,768	—	—	—	—	—	24,768
Issuances of stock under Employee Stock Purchase Plan	—	—	362,473	5,686	—	—	—	—	—	5,686
Issuances of stock and options in business combinations, net	—	—	12,849,834	1,058,706	(4,893)	—	—	—	—	1,053,813
Stock issued in lieu of compensation	—	—	—	51	—	—	—	—	—	51
Deferred stock-based compensation	—	—	—	(396)	396	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	2,001	—	—	—	—	2,001
Foreign currency translation adjustments	—	—	—	—	—	—	(6)	—	—	(6)
Unrealized gain on short-term investments	—	—	—	—	—	—	1,690	—	—	1,690
Net loss	—	—	—	—	—	(523,833)	—	—	—	(523,833)

Balances, June 30, 2001	—	—	53,284,629	2,849,211	(3,782)	(597,104)	1,567	—	—	2,249,892
Exercise of stock options	—	—	823,263	7,760	—	—	—	—	—	7,760
Issuances of stock under Employee Stock Purchase Plan	—	—	480,366	8,697	—	—	—	—	—	8,697
Tax benefit of employee stock transactions	—	—	—	9,434	—	—	—	—	—	9,434
Warrant issued in lieu of compensation	—	—	—	1,500	—	—	—	—	—	1,500
Deferred stock-based compensation	—	—	—	(140)	140	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	3,247	—	—	—	—	3,247
Foreign currency translation adjustments	—	—	—	—	—	—	98	—	—	98
Unrealized loss on short-term investments	—	—	—	—	—	—	(40)	—	—	(40)
Net loss	—	—	—	—	—	(730,488)	—	—	—	(730,488)
Purchase of treasury stock	—	—	—	—	—	—	—	4,003,550	(88,640)	(88,640)

Balances, June 30, 2002	—	$—	54,588,258	$2,876,462	$(395)	$(1,327,592)	$1,625	4,003,550	$(88,640)	$1,461,460

See notes to consolidated financial statements.

NetIQ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2002, 2001, and 2000
(In thousands)

	2002	2001	2000
Cash flows from operating activities:
Net loss	$(730,488)	$(523,833)	$(65,328)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	804,921	560,875	65,527
Tax benefit from disqualifying dispositions	13,900	9,620	1,003
Amortization of employee stock-based compensation	3,247	2,001	696
Stock and warrant issued in lieu of compensation	1,501	51	145
Loss on sale of investments and property and equipment	1,000	415	—
Undistributed net loss in earnings of affiliate	148	—	—
Write-off of acquired in-process research and development costs	—	2,663	10,693
Changes in:
Accounts receivable	(7,577)	(4,509)	284
Prepaid expenses and other	(1,814)	2,631	(1,783)
Accounts payable	360	(1,675)	387
Accrued compensation and related benefits	2,592	6,207	2,195
Other liabilities	(3,525)	(7,577)	(13,065)
Deferred revenue	14,998	6,011	3,282

Net cash provided by operating activities	99,263	52,880	4,036

Cash flows from investing activities:
Purchases of property and equipment	(15,609)	(42,595)	(2,243)
Proceeds from sales of property and equipment	47	31	—
Cash received in acquisitions, net of payments	—	6,768	83,207
Purchases of short-term investments	(305,517)	(397,566)	(63,054)
Proceeds from sale of short-term investments	—	62,588	—
Proceeds from maturities of short-term investments	270,901	190,510	18,000
Purchase of long-term investment	(2,800)	—	—
Other	(185)	(1,192)	(98)

Net cash (used in) provided by investing activities	(53,163)	(181,456)	35,812

Cash flows from financing activities:
Repayments on short-and long-term borrowings	—	—	(2,073)
Proceeds from gain on stockholder transaction	—	—	72
Proceeds from sale of common stock	16,456	30,454	140,168
Purchase of treasury stock	(88,640)	—	—

Net cash (used in) provided by financing activities	(72,184)	30,454	138,167

Effect of exchange rate changes on cash	622	6	(39)

Net (decrease) increase in cash and cash equivalents	(25,462)	(98,116)	177,976
Cash and cash equivalents, beginning of year	89,494	187,610	9,634

Cash and cash equivalents, end of year	$64,032	$89,494	$187,610

Noncash investing and financing activities:
Issuance of common stock and options in business combinations	$—	$1,058,706	$1,599,644
Conversion of preferred stock to common stock	$—	$—	$10,955
Cancellation of borrowings for warrants exercised	$—	$—	$3,276
Supplemental disclosure of cashflow information-cash paid for:
Interest	$26	$40	$131
Income taxes	$1,367	$677	$167

See notes to consolidated financial statements.

NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2002, 2001, and 2000

1.    Organization and Summary of Significant Accounting Policies

Organization.    NetIQ Corporation (the Company) was established in June 1995 to develop, market and support Systems Management, Security Management and Web Analytics solutions. The Company markets its products through its field and inside sales organization and reseller channel partners, which are focused on customers primarily located in the United States, Europe and Asia.

Basis of Presentation.    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates.    The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates include allowance for uncollectible accounts, sales returns reserve, net realizable value of goodwill and other intangible assets, facility reserves, and recoverability of deferred income tax assets and liabilities. Actual results could differ from those estimates.

Cash Equivalents.    The Company considers all highly liquid debt instruments and time deposits, purchased with a remaining maturity of three months or less to be cash equivalents. At June 30, 2002 cash equivalents do not include any market auction preferred stock. At June 30, 2001 cash equivalents included $9.0 million of market auction preferred stock.

Short-term Investments.    Short-term investments consist of highly liquid debt instruments purchased with remaining maturities of greater than three months. Short-term investments are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included as a separate component of stockholders’ equity in accumulated other comprehensive income, net of income taxes.

Property and Equipment.    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives, generally ten years for building, three years for computer equipment and software, five years for furniture and fixtures, and shorter of five years or life of the related lease for leasehold improvements.

Software Development Costs.    Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Computer Software To Be Sold, Leased or Otherwise Marketed. The costs to develop such software have not been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility.

Goodwill.    Goodwill represents the excess of acquisition costs over the fair value of net assets acquired. Through June 30, 2002 goodwill has been amortized on a straight-line method over three years. Effective July 1, 2002 the Company will adopt SFAS No. 142, Goodwill and Other Intangible Assets, and discontinue the amortization of goodwill (see Recently Issued Accounting Standards section below).

Other Intangible Assets.    Other intangible assets consist of acquired customer lists, workforce in place, patents, trade names, and trademarks and are amortized on a straight-line method over three years (see Note 5).

NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2002, 2001, and 2000

Long-Term Investment.    Long-term investment consists of an equity investment in a privately held company and is accounted for under the equity method; accordingly, the investment is adjusted to reflect the Company’s share of investment income or loss, which is recorded as other expenses. In July 2002 the Company invested $5.0 million in a privately held company; this investment is accounted for under the cost method, as the Company is unable to exercise any significant influence over the investee.

Treasury Stock.    Treasury stock is accounted for by the cost method. In April 2002 the Board of Directors authorized a stock repurchase program to acquire, from time to time, up to $100.0 million of the Company’s outstanding common stock in open market or negotiated transactions. The Company has repurchased 4,003,550 shares as of June 30, 2002 under the program for a total purchase price of $88.6 million.

Revenue Recognition.    Revenues are generated from licensing software and providing services. We recognize revenue in accordance with accounting principles generally accepted in the United States of America, as promulgated by Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions and Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. In accordance with these statements, revenue is recognized upon generally meeting each of the following criteria:

•	Existence of persuasive evidence of an arrangement. Persuasive evidence is generally a written purchase order, license agreement or contract;

•
Delivery of product and authorization keys.    Delivery has occurred when media containing the software is shipped or, in the case of electronic delivery, the customer is given access to the software, and the authorization keys are shipped or made available to the customer electronically;

•
Fee is fixed or determinable.    A fee is deemed to be fixed and determinable when it is not subject to subsequent refund or adjustment. If the fee is not fixed or determinable, revenue is recognized when the amounts become due and payable;

•	Collection is deemed probable within six months of transaction date; and

•	Vendor-specific objective evidence exists to allocate the total fee to all elements of the arrangement.

Software revenue is recognized using the residual method under which revenue is recognized when vendor-specific objective evidence of fair value exists for all of the undelivered elements in an arrangement, but may not exist for one or more of the delivered elements. Revenue is allocated to each undelivered element based on their relative fair values. Vendor-specific objective evidence of fair value is based on the price generally charged when the element is sold separately, or if not yet sold separately, is established by authorized management. In situations where vendor-specific objective evidence of fair value for the undelivered elements does not exist, the entire amount of revenue from the arrangement is deferred and recognized when fair value can be established for the undelivered elements or when all such elements are delivered; or if the undelivered element is maintenance, revenue is recognized over the maintenance period.

Service revenue includes maintenance revenue, usage and subscription-based revenue from our WebTrends Live product, consulting, and training services.

License revenue is deferred when the criteria noted above are not met for revenue recognition purposes. Maintenance revenue is deferred and recognized ratably over the maintenance term, typically one year. Advance payments for the WebTrends Live services are deferred and revenue is recognized based on customer usage, generally page views. Deferred consulting and training revenues are recognized as those services are performed.

NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2002, 2001, and 2000

Generally, sales made through distributors, resellers, and original equipment manufacturers are recognized at the time these partners report that they have sold the software or, alternatively, when we drop-ship the product to the end user, and after all revenue recognition criteria have been met. Sales made to master distributors of Web Analytics products are recognized when sold to the master distributor, as sell-through information is not available for those sales. Additionally, distributor inventory levels are monitored and a reserve for potential sales returns is provided.

Stock-based Compensation.    The Company accounts for its employees stock option plan in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

Foreign Currency Transactions.    The functional currencies of the Company’s foreign subsidiaries are the local currencies. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at the exchange rates in effect as of the balance sheet date and results of operations for each subsidiary are translated using average rates in effect for the period presented. Translation adjustments are included in stockholders’ equity as accumulated other comprehensive income and as part of comprehensive loss.

Income Taxes.    Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is recorded to reduce net deferred tax assets to amounts that are more likely than not to be recognized.

Net Loss Per Share.    Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding, less shares subject to repurchase by the Company. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities is excluded, as their inclusion would be antidilutive due to the Company’s net loss.

Concentration of Credit Risk.    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments, and trade receivables. Cash equivalents consist primarily of money market funds and certificates of deposit. Short-term investments consist primarily of corporate notes and bonds, US Government and municipalities notes and bonds, floating rate investments, foreign debt issues, asset-backed securities, commercial paper, and certificates of deposit, and are regularly monitored by management.

The Company sells its products to companies in diverse industries and generally does not require its customers to provide collateral to support accounts receivable. Credit reviews are performed on significant customers prior to extending credit. The determination of a customer’s ability to pay requires significant judgment and failure to collect from a customer can adversely affect our revenues and net income. To reduce credit risk, management also performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses.

Certain Significant Risks and Uncertainties.    The Company operates in the software industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have significant negative effect on the Company’s future financial position, results of operations and cash flows: merger integration efforts; demand for performance and availability management software solutions, including new product introductions by competitors; development of distribution channels; demand for Windows NT and Windows 2000 based systems and applications; ability to implement and expand operational customer support and financial control systems to manage rapid growth, both

NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2002, 2001, and 2000

domestically and internationally; the hiring, training and retention of key employees; the Company’s relationship with Microsoft; fundamental changes in technology underlying software products; litigation or other claims against the Company.

Recently Issued Accounting Standards.    SFAS No. 142, Goodwill and Other Intangible Assets issued in June 2001 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously recognized goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company will adopt SFAS No. 142 for the fiscal year beginning July 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill resulting from business combinations with an expected net carrying value of approximately $915.8 million at the date of adoption and goodwill will be increased to reflect the reclassification of $2.4 million relating to acquired assembled workforce, net of income taxes of $1.4 million. Additionally, based on a transitional impairment review related to the carrying value of goodwill the Company will record a one-time, non-cash charge of $579.3 million on July 1, 2002, as a change in accounting principle.

SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will adopt SFAS No. 144 on July 1, 2002. Adoption of this statement will not have a material impact on the Company’s financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Reclassifications.     Certain amounts previously reported have been reclassified to conform to the current year presentation.

2.    Business Combinations

The Company made no significant acquisitions during fiscal 2002.

Fiscal 2001 acquisitions:

Acquisition of WebTrends Corporation:

On March 30, 2001 the Company acquired all outstanding shares of WebTrends Corporation (WebTrends) for approximately 12.8 million shares of common stock valued at approximately $926.0 million, assumed

NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2002, 2001, and 2000

approximately 2.7 million employee stock options valued at approximately $133.0 million, of which approximately $4.9 million was recorded as an increase in deferred stock-based compensation and is being amortized over the remaining vesting period of the options, and incurred approximately $11.0 million of direct merger costs, for a total purchase price of approximately $1.1 billion. WebTrends provided web analytics and eBusiness intelligence software.

The acquisition was accounted for as a purchase and, accordingly, the results of operations of WebTrends from the date of acquisition have been included in the Company’s consolidated financial statements. In connection with the acquisition, intangible assets of approximately $975.8 million were acquired, of which approximately $2.7 million is reflected as a one-time charge to operations for the write-off of acquired in-process research and development costs that had not reached technological feasibility and, in management’s opinion, had no probable alternative future use, and is reflected in the Company’s consolidated statement of operations for the year ended June 30, 2001, within operating expenses. The remaining intangible assets of approximately $973.1 million, comprised primarily of goodwill, are included in goodwill and other intangible assets in the accompanying consolidated balance sheets and are being amortized over three years.

In the merger the Company terminated 49 employees of WebTrends and accrued $1.5 million related to the reduction in the workforce resulting from resizing the combined businesses. The cost of terminating the employees was accounted for as part of the purchase price. Of the total, 9 were in research and development, 27 were in sales and marketing, and 13 in general and administration. All employees to be terminated were informed of their terminations prior to June 30, 2001. During the quarter ended June 30, 2001, 39 employees were terminated of which 9 were in research and development, 27 were in sales and marketing, and 3 were in general and administration. During the year ended June 30, 2002, 9 employees were terminated all of who were in general and administration. The termination of one of the employees was cancelled and the purchase price was adjusted for the related accrued costs of $70,000. During the years ended June 30, 2002 and 2001, $1,016,000 and $414,000, respectively, were paid out as termination benefits. There is no remaining liability at June 30, 2002.

Net assets that were acquired as a result of the acquisition were as follows (in thousands):

Current assets	$104,652
Property and equipment, net	11,168
Intangible assets, including in-process research and development costs	975,803
Liabilities assumed	(21,899)

Net assets acquired	$1,069,724

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

NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2002, 2001, and 2000

Net assets that were acquired as a result of the acquisition were as follows (in thousands):

Current assets	$442
Property and equipment, net	62
Intangible assets	1,447
Liabilities assumed	(528)

Net assets acquired	$1,423

The following unaudited pro forma information shows the results of operations for the year ended June 30, 2001 and 2000, as if the above acquisitions of WebTrends, Software Realization, and other fiscal 2000 acquisitions had occurred at the beginning of the earliest period presented and at the purchase price established at the time of acquisition (in thousands, except per share amounts):

	Year Ended June 30,
	2001	2000
Total revenue	$221,683	$132,753
Net loss	$(758,308)	$(777,930)
Basic net loss per share	$(14.70)	$(16.44)

The unaudited pro forma results for the years ended June 30, 2001 and 2000 exclude the $2.7 million and $10.7 million charge for the write-off of acquired in-process research and development costs, respectively, as they are a non-recurring charge. The pro forma results for the twelve months ended June 30, 2001 and 2000 include amortization of intangible assets as if the acquisitions were consummated on July 1, 1999, including the acquisitions made in fiscal 2000.

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

Included in the above acquisitions is acquired technology, including both existing technology and in-process research and development. The valuation of acquired technology was made by applying the income forecast method, which considers the present value of cash flows by product lines. The key elements of the acquired companies’ development process include: design of user interface, developing code, integration with existing products, technical documentation, and testing. A project is considered to be technologically feasible when a prototype is available for beta or general release. At the date of acquisition, additional research and development effort was anticipated prior to the release of the products under development. Value was allocated to in-process research and development based on a discounted cash flow expected to be generated and considering the core technology resident in the in-process products, the acquired companies’ past experience with typical product life cycles, and expected demand from the acquired companies customers for new products. Acquired in-process technologies were charged to operations, as the technologies did not have alternative future uses as of the date of the acquisition.

NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2002, 2001, and 2000

3.    Short-term Investments

Short-term investments at June 30 consist of (in thousands):

	2002
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate notes and bonds	$192,985	$1,399	$(36)	$194,348
US Government and municipalities notes and bonds	174,955	871	—	175,826
Floating rate investments	11,548	—	(40)	11,508
Foreign debt issues	10,310	128	—	10,438
Asset-backed securities	9,025	188	—	9,213
Commercial paper	8,920	—	—	8,920
Certificates of deposit	1,608	—	—	1,608

Short-term investments	$409,351	$2,586	$(76)	$411,861

	2001
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate notes and bonds	$199,010	$1,499	$—	$200,509
US Government and municipalities notes and bonds	90,639	692	—	91,331
Foreign debt issues	32,740	341	—	33,081
Commercial paper	51,332	30		51,362
Other debt securities	1,003	1	—	1,004

Short-term investments	$374,724	$2,563	$—	$377,287

At June 30, 2002, short-term investments with amortized cost of $266.7 million and fair value of $268.6 million have maturities of less than one year. At June 30, 2002, short-term investments with amortized cost $142.7 million and fair value of $143.3 million have maturities of one to two years.

Any gains and losses on sales of securities are computed on a specific identification basis. There were no realized gains or losses during fiscal 2002. During fiscal 2001 gross realized loss on sale of investments was $355,000. There were no gains during fiscal 2001. There were no realized gains or losses during fiscal 2000.

NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2002, 2001, and 2000

4.    Property and Equipment

Property and equipment at June 30 consist of (in thousands):

	2002	2001
Land and building	$32,896	$32,495
Computer equipment and software	30,278	21,067
Furniture and fixtures	3,978	3,846
Leasehold improvements	3,031	2,524
Construction in progress	1,964	2,650

	72,147	62,582
Less accumulated depreciation	(16,629)	(7,851)

Property and equipment, net	$55,518	$54,731

5.    Other Intangible Assets

Estimated future amortization of other intangible assets as of June 30, 2002 is as follows (in thousands):

Fiscal Year Ending June 30,
2003	$34,558
2004	18,833
2005	324

Total	$53,715

At the time of adoption of SFAS No. 142 (See Note 1) approximately $3.8 million of other intangible assets, representing acquired assembled workforce, net of income taxes of $1.4 million, will be reclassified to goodwill.

6.    Other Liabilities

Other liabilities at June 30 consist of (in thousands):

	2002	2001
Accrued sales and marketing costs	$6,556	$5,108
Facilities reserve	1,799	1,094
Sales tax payable	1,579	1,399
Accrued merger costs	183	5,088
Other	5,246	6,700

Other liabilities	$15,363	$19,389

7.    Stockholders’ Equity

In July 1999, the Company sold 3,000,000 shares of common stock in an underwritten public offering and in August 1999 sold an additional 450,000 shares through the exercise of the underwriters’ over-allotment option for total net proceeds of approximately $40.4 million at a per share price of $13.00 per share. Simultaneously

NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2002, 2001, and 2000

with the closing of the public offering, all 7,399,977 shares of the Company’s preferred stock were converted to common stock on a share for share basis.

In December 1999, the Company sold 1,500,000 shares of common stock in an underwritten offering and in January 2000 sold an additional 387,000 shares through the exercise of the underwriters’ over-allotment option for total net proceeds of approximately $95.1 million at a per share price of $53.50 per share.

Restricted Stock.     During fiscal 1998, the Company issued 53,333 shares of common stock at a total price of $80,000, to an officer of the Company. The restricted shares vested over four years in accordance with the terms of the original stock option agreement. The shares were subject to repurchase by the Company at the original purchase price per share upon termination of employment prior to vesting of such shares. The exercise price of $1.50 was less than the deemed fair value of the shares issued. Accordingly, the Company recorded $138,000 as deferred compensation during fiscal 1998. During fiscal 2001 and 2000, $29,500 and $34,500, respectively was amortized to expense. No expense was recorded on these shares in fiscal 2002, as the right to repurchase lapsed in fiscal 2001. No restricted shares were issued during fiscal 2002, 2001, and 2000.

In the acquisition of Ganymede, Mission Critical issued 655,971 shares of common stock to certain of the selling shareholders of Ganymede. The restricted shares vest over three years in accordance with the terms of the original stock purchase agreement. The shares are subject to repurchase by the Company at the quotient of (i) $0.01 and (ii) the exchange ratio as defined in the original stock purchase agreement upon termination of employment prior to vesting of such shares. At June 30, 2002, 205,822 shares of stock were subject to repurchase.

Employee Stock-Based Compensation.    In connection with options granted to purchase common stock, the Company recorded deferred stock-based compensation of $3,036,000 in fiscal 1999. Such amounts represent, for employee stock options, the difference between the exercise price and the fair value of the Company’s common stock at the date of grant, and, for non-employee options, the deemed fair value of the option at the date of vesting. The deferred charges for employee options are being amortized to expense through March 2003; all deferred charges for non-employees were fully amortized as of June 30, 1999.

In connection with the acquisition of WebTrends Corporation and the assumption of outstanding options the Company recorded deferred stock-based compensation of $4.9 million. Stock options assumed in the acquisition are accounted for in accordance with the provisions of FIN 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 and the deferred stock-based compensation will be amortized over the vesting period of the options through March 2005.

Employee stock-based compensation expense of $3.2 million, $2.0 million, and $696,000, was recognized during fiscal 2002, 2001, and 2000, respectively.

Options granted to non-employee.    The Company has granted options to non-employees for consulting and legal services performed. The vesting period for these options ranged from immediate vesting to vesting over 4 years and the option exercise period ranged from 6 months to 10 years. Stock options issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.

NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2002, 2001, and 2000

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

Warrant.    In March 2002 the Company issued a warrant to purchase 140,000 shares of common stock at an exercise price of $21.81 per share to an executive search firm in connection with the search for the Company’s new chief executive officer. The warrant was immediately vested and exercisable. The warrant was valued at $1.5 million using the Black-Scholes pricing model with the following assumptions: contractual life of 16 months, risk free interest rate of 3.87%, volatility of 111%, and no dividends during the contractual term. The fair value of the warrant was expensed in March 2002 and is included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss. No shares have been issued pursuant to the warrant.

Common Shares Reserved for Issuance.    At June 30, 2002, the Company had reserved shares of common stock for issuance as follows.

Issuance under stock option plans	15,297,558
Issuance under Employee Stock Purchase Plan	1,785,602
Issuance for warrant outstanding	140,000

Total	17,223,160

Stock Option Plans.    Under the Company’s 1995 Stock Plan (the 1995 Plan) 12,475,000 shares are reserved for issuance to employees, consultants and directors.

On December 17, 2001, the Board of Directors approved and adopted the NetIQ Corporation 1998 Stock Incentive Compensation Plan, including the Approved UK Sub Plan (the 1998 Plan) and reserved 500,000 shares for issuance thereunder. The UK Sub Plan was approved by the United Kingdom Inland Revenue in February 2002.

On January 25, 2002, the Board of Directors approved and adopted the NetIQ Corporation 2002 Stock Plan (the 2002 Plan), and reserved 1,500,000 shares for issuance thereunder. The 2002 Plan has not been approved by stockholders, may be used for non-statutory grants only and no options may be granted to officers or directors.

Incentive stock options are granted at fair market value at the date of grant; nonstatutory options may be offered at not less than 85% of fair market value, but are generally issued at fair market value. Generally, options become exercisable over four years and expire ten years after the date of grant.

NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2002, 2001, and 2000

A summary of stock option activity under the Plan is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding, June 30, 1999 (732,371 shares exercisable at $1.25)	2,549,021	$3.13
Granted and assumed (weighted-average fair value of $50.91)	6,487,785	24.88
Exercised	(1,434,574)	2.43
Canceled	(296,082)	13.13

Outstanding, June 30, 2000 (1,551,530 shares exercisable at $6.19)	7,306,150	22.17
Granted and assumed (weighted average fair value of $36.37)	6,594,714	42.78
Exercised	(2,538,963)	9.75
Canceled	(2,157,099)	57.07

Outstanding, June 30, 2001 (2,544,669 shares exercisable at $26.42)	9,204,802	32.18
Granted and assumed (weighted average fair value of $29.28)	6,915,633	29.30
Exercised	(823,263)	9.43
Canceled	(1,659,123)	38.22

Outstanding, June 30, 2002	13,638,049	$31.36

At June 30, 2002, 1,659,509 shares were available under the option plans for future grant. On July 18, 2002 the Board of Directors increased the number of shares available for grant under the 1995 Plan by 2,529,235.

The following table summarizes information concerning options outstanding as of June 30, 2002:

	Options outstanding			Options Vested
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual life (Years)	Weighted Average Exercise Price	Vested at June 30, 2002	Weighted Average Exercise Price
$ 0.06–$ 13.28	1,387,131	6.27	$ 5.21	1,130,649	$ 4.39
$ 13.54–$ 23.69	1,503,072	8.90	19.93	303,415	18.44
$ 24.29–$ 28.00	2,964,703	9.30	26.43	347,215	27.15
$ 28.73–$ 35.11	4,218,913	7.69	31.52	1,341,480	32.92
$ 35.28–$ 62.00	2,898,334	8.22	46.12	1,231,064	47.98
$ 62.63–$111.65	665,896	8.20	68.39	315,319	68.32

$ 0.06–$111.65	13,638,049	8.17	$31.36	4,669,142	$31.00

The following table summarizes common stock subject to future issuance under the Company’s equity compensation plans and warrant agreement:

	Stock to be issued upon exercise of outstanding options and warrant	Weighted-average exercise price	Stock remaining available for future issuance under equity compensation plans
Plans approved by stockholders (1)(2)	12,784,275	$31.82	1,013,283	(3)
Plans not approved by stockholders (4)	853,774	$24.51	646,226
Warrant not approved by stockholders	140,000	$21.81	—

Total	13,778,049		1,659,509

(1)
Includes the 1995 Plan and the 1998 Plan. The 1995 Plan provides for annual increases in the number of shares available for issuance under the plan on the first day of each fiscal year equal to the lowest of (i) 2,600,000 shares, (ii) 5% of the outstanding shares of common stock on the first day of the fiscal year, or (iii) a number of shares as authorized by the Board of Directors.

(2)
Also includes shares to be issued upon exercise of outstanding options originally issued under plans adopted by Mission Critical Software, Inc. and WebTrends Corporation and assumed by NetIQ in connection with our acquisitions of Mission Critical Software, Inc. and WebTrends Corporation. Such options were issued under plans approved by the stockholders of the acquired companies. No additional awards will be granted under these plans.

(3)
Does not include 1,785,602 shares of common stock reserved for issuance pursuant to the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan provides for annual increases in the number of shares available for issuance under the stock purchase plan on the first day of each fiscal year equal to the lowest of (i) 800,000 shares, (ii) 2% of the outstanding shares of common stock on the first day of the fiscal year, or (iii) a number of shares as authorized by the Board of Directors.

(4)	Includes the 2002 Plan.

Tender Offer.    On May 7, 2001 the Company announced a voluntary stock option exchange program for its non-executive employees. Under the program, employees were given the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date. The exchange was limited to employees who held options with an exercise price equal to or greater than $50.00 per share. Options for a total of 1,364,957 shares were tendered by employees under the program. New options for a total of 1,304,606 shares were granted on December 10, 2001 at $35.11.

The exchange program had been organized to comply with FIN 44 Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 and did not result in any additional compensation charges or variable plan accounting.

Employee Stock Purchase Plan.    Under the Company’s 1999 Employee Stock Purchase Plan (the Purchase Plan) eligible employees are permitted to have up to 15% of salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of the defined purchase period, subject to an annual limitation. During fiscal 2002, 2001, and 2000, 480,366, 362,473, and 103,870 shares of common stock were issued under the Purchase Plan at a weighted-average price of $18.10, $15.69, and $11.43, respectively. On July 18, 2002 the Board of Directors increased the number of shares available for grant under the Purchase Plan by 800,000.

NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2002, 2001, and 2000

Accounting for Stock Options.    SFAS 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income or loss had the Company adopted the fair value method since the Company’s inception. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of the Black-Scholes options pricing model, even though such model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The weighted-average fair values of the Company’s stock-based awards to employees in fiscal 2002, 2001 and 2000 are based on the single option valuation approach, forfeitures are recognized as they occur and assuming no dividends will be declared. In addition, the weighted-average fair value calculations were based on the following assumptions:

	Year ended June 30,
	2002	2001	2000
Estimated life (in years)	4.00	4.00	4.00
Risk-free interest rate	3.5%	5.0%	6.3%
Volatility	82%	85%	75%

For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized using the straight-line method over the options’ vesting period. The Company’s pro forma results are as follows (in thousands, except per share amounts):

	Year Ended June 30,
	2002	2001	2000
Net loss:
As reported	$(730,488)	$(523,833)	$(65,328)
Pro forma	(776,728)	(550,747)	(71,713)
Basic and diluted net loss per share:
As reported	$(13.74)	$(12.48)	$(3.59)
Pro forma	(14.61)	(13.12)	(3.94)

During the preparation of the Company’s fiscal 2002 consolidated financial statements, management determined that the pro forma net loss and the pro forma net loss per share for fiscal 2001 and 2000 (for purposes of recording compensation for stock-based awards to employees under SFAS 123) had been improperly calculated. These changes did not impact the Company’s consolidated balance sheet, consolidated statement of operations and comprehensive loss, or net loss or net loss per share for any of the periods presented.

8.    Restructuring Charge

During the quarter ended June 30, 2001, the Company recorded a restructuring charge of $816,000 related to redundancies at NetIQ resulting from the WebTrends merger and the resizing of the combined businesses. The entire restructuring charge was related to the reduction in the workforce resulting from resizing the combined businesses. A total of 36 employees have been terminated under this plan, of which 12 were in research and development and 24 were in sales and marketing. All employees to be terminated were terminated by June 30, 2001. During the quarter ended June 30, 2001 and the year ended June 30, 2002 $530,000 and $286,000, respectively, were paid out as termination benefits and there is no remaining liability at June 30, 2002.

NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2002, 2001, and 2000

9.    Income Taxes

Tax expense consists of the following (in thousands):

	Year Ended June 30,
	2002	2001	2000
Currently payable:
Federal	$12,776	$9,125	$1,490
State	2,747	1,382	780
Foreign	247	103	130

Total	$15,770	$10,610	$2,400

Deferred income tax assets at June 30 consist of (in thousands):

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$29,125	$56,785
Research and development and alternative minimum tax credits	6,691	2,991
Accruals deductible in different periods	3,126	4,970

	38,942	64,746
Deferred tax liability:
Purchased intangibles	(24,290)	(40,813)
Other	—	(1,183)

Net deferred tax assets	14,652	22,750
Valuation allowance	(14,652)	(22,750)

Total	$—	$—

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. A valuation allowance has been established to fully reserve these deferred tax assets due to the uncertainty regarding their realizability due to the expectation of tax deductions being available in future periods resulting from stock option exercises.

The valuation allowance decreased by $8.1 million and increased by $8.7 million and $10.9 million in fiscal 2002, 2001, and 2000, respectively. As of June 30, 2002, substantially all of the valuation allowance is attributable to the tax benefit of disqualifying dispositions of stock options and will be credited to equity when realized.

NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2002, 2001, and 2000

Loss before income taxes consists of (in thousands):

	Year Ended June 30,
	2002	2001	2000
Domestic	$(703,990)	$(513,792)	$(63,549)
Foreign, net	(10,728)	569	621

	$(714,718)	$(513,223)	$(62,928)

The Company’s effective tax rate differs from the expected benefit at the federal statutory rate as follows (in thousands):

	Year Ended June 30,
	2002	2001	2000
Federal statutory tax benefit	$(250,151)	$(179,628)	$(22,025)
Amortization of goodwill	263,117	187,520	21,884
Effect of international operations	3,329	—	—
State tax expense	1,785	898	507
Tax-exempt interest income	(334)	(261)	—
Research and development tax credit	(2,271)	(800)	(342)
Write-off of acquired in-process research and development costs	—	932	3,743
Stock-based compensation expense	—	700	—
Change in valuation allowance	—	—	(3,142)
Other	295	1,249	1,775

	$15,770	$10,610	$2,400

At June 30, 2002, the Company had net operating loss (NOL) carryforwards of approximately $75.0 million for federal and $75.0 million for state income tax purposes. The federal NOL carryforwards expire through 2022 and the state NOL carryforwards expire through 2007. In addition, at June 30, 2002, the Company had $4.1 million of research and development tax credit carryforwards for federal and $2.3 million for state income tax purposes. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987. Additionally, loss carryforwards generated in fiscal 1997 are required to be amortized over six years, as the Company elected to change its tax fiscal year end to June 30.

NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2002, 2001, and 2000

10.    Net Loss Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended June 30,
	2002	2001	2000
Net loss (numerator), basic and diluted	$(730,488)	$(523,833)	$(65,328)

Shares (denominator):
Weighed average common shares outstanding	53,503	42,548	18,299
Weighed average common shares outstanding subject to repurchase	(348)	(564)	(110)

Shares used in computation, basic and diluted	53,155	41,984	18,189

Net loss per share, basic and diluted	$(13.74)	$(12.48)	$(3.59)

For the above-mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

	Year Ended June 30,
	2002	2001	2000
Shares of common stock subject to repurchase	206	412	669
Outstanding options	13,638	9,205	7,306

Total	13,844	9,617	7,975

11.    Commitments and Contingencies

Operating Leases—The Company leases certain facilities under noncancelable operating leases that expire through fiscal 2005 and certain equipment under operating leases. Under the terms of the facility leases, the Company is responsible for its proportionate share of maintenance, property tax and insurance expenses. One of the agreements provides an option to extend the lease for two years and a second option to extend for an additional 28 months. Another agreement provides an option to extend the lease for three years. Future minimum annual lease commitments are as follows: 2003, $5,302,000; 2004, $3,643,000; 2005, $1,761,000; 2006, $615,000; 2007, none.

Rent expense under operating leases was approximately $6,334,000, $4,343,000, and $1,210,000, for fiscal 2002, 2001, and 2000, respectively.

Royalty Agreements—The Company has non-exclusive worldwide licenses to certain third-party technologies. Based on these agreements, the Company is required to pay specified royalties based on a percentage of revenue from products incorporating the technologies. Total royalty expense under the agreements was $1,495,000, $1,007,000, and $404,000, for fiscal 2002, 2001, and 2000, respectively.

The Company may be a potential defendant in lawsuits and claims arising in the ordinary course of business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty,

NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2002, 2001, and 2000

management expects that such liability, to the extent not provided by insurance or otherwise, will not have a material adverse effect on the financial condition or results of operations of the Company.

12.    Employee Benefit Plan

The Company sponsors a 401(k) Savings and Retirement Plan (the Plan) for all eligible employees. Participants may contribute, on a pre-tax basis, between 1% and 20% of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. Effective July 1, 2001 the Board of Directors authorized a matching contribution whereby the Company will match 50% of the first 6% of each employee’s contributions up to a maximum of $3,500. Employer matching contributions will vest ratably over five years. Matching contributions under the plan for fiscal 2002 were $2,186,000. No matching contributions were made during fiscal 2001 and 2000.

13.    Major Customers

No single customer accounted for greater than 10% of accounts receivable at June 30, 2002 and 2001. Microsoft Corporation accounted for 31% and 18% of total revenue during fiscal 2002 and 2001, respectively. No single customer accounted for greater than 10% of total revenue during fiscal 1999.

14.    Related Party Transactions

The Company paid an outside director $60,000 for consulting services during each fiscal 2002, 2001, and 2000. No future consulting fees are expected to be paid to this or any other director of the Company. In the normal course of business the Company sells its products and services to various businesses some of which may own the Company’s common stock. The terms of the sale, in the opinion of management, are generally comparable to those offered to other customers based on the products purchased and the size of the transaction.

15.    Segment and Geographical Information

As defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the design, development, marketing, support and sales of Systems Management, Security Management and Web Analytics solutions. No individual foreign country accounted for greater than 10% of total revenue or long-lived assets in any of the periods presented. The following table summarizes total net revenue and long-lived assets attributed to foreign locations (in thousands).

	Year Ended June 30,
	2002	2001	2000
Total revenue:
United States	$228,200	$123,691	$36,950
Foreign	50,039	43,246	10,970

Total revenue*	$278,239	$166,937	$47,920

Long-lived assets (excluding goodwill and other intangible assets):
United States	$57,712	$55,006	$7,732
Foreign	2,082	1,132	390

Total long-lived assets	$59,794	$56,138	$8,122

*	Revenue is attributed to countries based on location of customer invoiced.

NETIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Years Ended June 30, 2002, 2001, and 2000

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

	Year Ended June 30, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue	$60,694	$66,846	$74,500	$76,199
Gross profit	54,408	60,458	67,238	68,604
Net loss	(186,367)	(182,966)	(180,292)	(180,863)
Basic and diluted net loss per share	$(3.51)	$(3.42)	$(3.35)	$(3.46)
Shares used to compute basic and diluted net loss per share	53,085	53,455	53,832	52,255

	Year Ended June 30, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue	$30,529	$39,653	$38,131	$58,624
Gross profit	28,838	37,170	35,356	53,246
Net loss	(111,784)	(109,316)	(115,978)	(186,756)
Basic and diluted net loss per share*	$(3.00)	$(2.83)	$(2.95)	$(3.55)
Shares used to compute basic and diluted net loss per share	37,286	38,596	39,360	52,670

*
The sum of quarterly per share amounts may not equal per share amounts reported for the year due to changes in the number of weighted-average shares outstanding and the effects of rounding in individual periods.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of NetIQ Corporation:

We have audited the consolidated financial statements of NetIQ Corporation and subsidiaries (the Company) as of June 30, 2002 and 2001, and for each of the three years in the period ended June 30, 2002 and have issued our report thereon dated July 23, 2002 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule of the Company, listed in Item 15(a)(2). The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
San Jose, California
July 23, 2002

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at beginning of period	Charged to cost and expenses	Other*	Deductions	Balance at end of period
Year ended June 30, 2000
Allowance for uncollectible accounts	$650	$—	$402	$—	$1,052
Allowance for sales returns	$250	$169	$79	$—	$498
Year ended June 30, 2001
Allowance for uncollectible accounts	$1,052	$512	$1,500	$(458)	$2,606
Allowance for sales returns	$498	$869	$450	$(378)	$1,439
Year ended June 30, 2002
Allowance for uncollectible accounts	$2,606	$(404)	$—	$(783)	$1,419
Allowance for sales returns	$1,439	$1,257	$—	$(1,086)	$1,610

*	Reserve assigned in acquisitions.