Form 10-Q
period 2002-09-30
NETIQ CORP
filed 2002-11-13
CIK 1084827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of October 31, 2002, the Registrant had outstanding 51,099,354 shares of Common Stock.

NetIQ CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2002

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NetIQ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2002	June 30, 2002(1)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$72,327	$64,032
Short-term investments	425,659	411,861
Accounts receivable, net of allowance for uncollectible accounts and sales returns	29,804	35,095
Prepaid expenses and other	7,247	4,511

Total current assets	535,037	515,499

Property and equipment, net	56,775	55,518
Other intangible assets, net	44,703	57,537
Goodwill, net	338,652	915,813
Long-term investments	7,532	2,652
Other assets	1,464	1,624

Total assets	$984,163	$1,548,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,461	$5,612
Accrued compensation and related benefits	19,068	17,505
Other liabilities	15,435	15,363
Deferred revenue, current portion	48,793	46,603

Total current liabilities	88,757	85,083

Deferred revenue, net of current portion	2,402	2,100

Total liabilities	91,159	87,183

Stockholders’ equity:
Common stock-$0.001; 250,000,000 shares authorized, 54,732,493 issues and outstanding at September 30, 2002; and 54,588,258 issued and outstanding at June 30, 2002	2,879,806	2,876,462
Deferred employee stock-based compensation	(167)	(395)
Accumulated deficit	(1,899,820)	(1,327,592)
Accumulated other comprehensive income	1,825	1,625
Less treasury stock	(88,640)	(88,640)

Total stockholders’ equity	893,004	1,461,460

Total liabilities and stockholders’ equity	$984,163	$1,548,643

(1)	Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2002	2001
Software license revenue	$55,982	$45,128
Service revenue	21,106	15,566

Total revenue	77,088	60,694

Cost of software license revenue	2,427	901
Cost of service revenue	6,499	5,385

Total cost of revenue	8,926	6,286

Gross profit	68,162	54,408

Operating expenses:
Sales and marketing	30,018	26,984
Research and development	16,128	12,978
General and administration	4,950	4,393
Employee stock-based compensation	209	1,367
Amortization of other intangible assets	9,007	10,269
Amortization of goodwill	—	188,293

Total operating expenses	60,312	244,284

Income (loss) from operations	7,850	(189,876)
Other income (expenses):
Interest income	3,990	5,504
Other (expenses) income	(240)	115

Total other income, net	3,750	5,619

Income (loss) before income taxes and cumulative effect of change in accounting principle	11,600	(184,257)
Income taxes	4,490	2,110

Income (loss) before cumulative effect of change in accounting principle	7,110	(186,367)
Cumulative effect of change in accounting principle, net of income taxes	(579,338)	—

Net loss	(572,228)	(186,367)

Other comprehensive income (expense), net of income taxes:
Foreign currency translation adjustments	(12)	15
Unrealized gain on short-term investments	212	1,227

Comprehensive loss	$(572,028)	$(185,125)

Basic earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$0.14	$(3.51)
Cumulative effect of change in accounting principle	(11.49)	—

Net loss per share	$(11.35)	$(3.51)

Diluted earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$0.14	$(3.51)
Cumulative effect of change in accounting principle	(11.24)	—

Net loss per share	$(11.10)	$(3.51)

Shares used to compute basic earnings per share	50,420	53,085
Shares used to compute diluted earnings per share	51,544	53,085

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(572,228)	$(186,367)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,953	202,175
Tax benefit from disqualifying dispositions	3,022	243
Amortization of employee stock-based compensation	208	1,367
Loss on sale of investments and property and equipment	92	515
Undistributed net loss in earnings of affiliate	120	—
Cumulative effect of change in accounting principle	579,338	—
Changes in:
Accounts receivable	5,307	1,299
Prepaid expenses and other	(2,737)	3
Accounts payable	(158)	341
Accrued compensation and related benefits	1,559	(189)
Other liabilities	1,540	(2,555)
Deferred revenue	2,135	4,666

Net cash provided by operating activities	30,151	21,498

Cash flows from investing activities:
Purchases of property and equipment	(4,292)	(2,427)
Purchases of short-term investments	(67,952)	(64,446)
Proceeds from maturities of short-term investments	54,364	89,775
Purchase of long-term investment	(5,000)	—
Other	161	5

Net cash (used in) provided by investing activities	(22,719)	22,907

Net cash flows from financing activities, sale of common stock	523	3,564

Effect of exchange rate changes on cash	340	(46)

Net increase in cash and cash equivalents	8,295	47,923
Cash and cash equivalents, beginning of period	64,032	89,494

Cash and cash equivalents, end of period	$72,327	$137,417

Supplemental disclosure of cashflow information-cash paid for:
Interest	$1	$1
Income taxes	$231	$541

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended September 30, 2002 and 2001
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

These interim financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

2.    Change in Accounting Principle

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets, on July 1, 2002. SFAS No. 142 requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, it requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142, and at least annually thereafter. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.

Upon adoption of SFAS No. 142, the Company recorded an one-time, non-cash charge of $579.3 million to reduce the carrying value of its goodwill from previous acquisitions. The charge is non-operational in nature and is reflected as the cumulative effect of a change in accounting principle in the accompanying condensed consolidated statements of operations. In calculating the impairment charge, the fair values of the reporting units were estimated using a combination of the discounted cash flows and comparable transactions methodologies. There was no income tax effect of the change in accounting principle. As a result of the adoption of SFAS No. 142, $2.4 million was reclassified from other intangible assets to goodwill relating to acquired workforce.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended September 30, 2002 and 2001
(Unaudited)

In accordance with SFAS No. 142, the Company discontinued amortization of goodwill, effective July 1, 2002. A reconciliation of previously reported net loss and earnings per share to the amounts adjusted for the exclusion of the amortization of acquired workforce and goodwill net of the related income tax effect follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2002	2001
Reported net loss	$(572,228)	$(186,367)
Add: Acquired workforce amortization, net of tax	—	436
Add: Goodwill amortization, net of tax	—	188,293

Adjusted net income (loss)	$(572,228)	$2,362

Reported basic earnings per share	$(11.35)	$(3.51)
Add: Acquired workforce amortization, net of tax	—	0.01
Add: Goodwill amortization, net of tax per basic share	—	3.55

Adjusted basic (loss) income per share	$(11.35)	$0.05

Reported diluted earnings per share	$(11.10)	$(3.51)
Add: Acquired workforce amortization, net of tax	—	0.01
Add: Goodwill amortization, net of tax per diluted share	—	3.55

Adjusted diluted (loss) income per share	$(11.10)	$0.05

Other intangible assets consist of the following (in thousands):

	Carrying Amount	Accumulated Amortization	Net
	September 30, 2002
Purchased technology	$64,297	$36,100	$28,197
Customer lists	39,881	24,837	15,044
Tradenames	2,414	1,580	834
Patents	1,487	859	628

	$108,079	$63,376	$44,703

	June 30, 2002
Purchased technology	$64,297	$30,741	$33,556
Customer lists	39,881	21,514	18,367
Acquired workforce	8,570	4,748	3,822
Tradenames	2,414	1,380	1,034
Patents	1,487	729	758

	$116,649	$59,112	$57,537

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended September 30, 2002 and 2001
(Unaudited)

Estimated future amortization of other intangible assets as of September 30, 2002 is as follows (in thousands):

Fiscal year ending June 30,
2003 (remaining 9 months)	$25,551
2004	18,833
2005	319

Total	$44,703

3.    Recent Accounting Pronouncements

The Company adopted SFAS No. 144 on July 1, 2002. SFAS No 144, Accounting for Impairment or Disposal of Long-Lived Assets, supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, while under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

4.    Other Liabilities

Other liabilities consist of (in thousands):

	September 30, 2002	June 30, 2002
Accrued sales and marketing costs	$7,112	$6,556
Facilities reserves	1,451	1,799
Sales tax payable	1,163	1,579
Accrued merger costs	112	183
Other	5,597	5,246

Other liabilities	$15,435	$15,363

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Three Months Ended September 30, 2002 and 2001
(Unaudited)

5.    Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three months ended September 30,
	2002	2001
Weighted average common shares outstanding	50,626	53,497
Weighted average common shares outstanding subject to repurchase	(206)	(412)

Shares used to compute basic earnings per share	50,420	53,085

Weighted average common shares outstanding	50,626	53,497
Weighted average common shares outstanding subject to repurchase	—	(412)
Outstanding options	918	—

Shares used to compute diluted earnings per share	51,544	53,085

During the three months ended September 30, 2001 the Company had securities outstanding which could potentially dilute earnings per share, but were excluded in the computation of diluted earnings per share, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

Shares of common stock subject to repurchase	412
Outstanding options	1,950

Shares used to compute basic earnings per share	2,362

6.    Major Customer

Microsoft Corporation accounted for 33% and 25% of total revenue during the three months ended September 30, 2002 and 2001, respectively. One other customer accounted for 12% of net accounts receivable at September 30, 2002. No single customer accounted for greater than 10% of net accounts receivable at September 30, 2001.

7.    Agreement to Acquire PentaSafe Security Technologies, Inc.

On September 30, 2002, the Company entered into an agreement to acquire PentaSafe Security Technologies, Inc. (PentaSafe). The Company will pay a maximum of $192.5 million in cash and issue a maximum of 4,337,950 shares of the Company’s common stock in exchange for all outstanding shares of PentaSafe. In addition, the Company agreed to assume all outstanding stock options and warrants to purchase shares of PentaSafe’s capital stock. Based on the closing price of the Company’s common stock as of September 30, 2002 the date of the merger agreement, the total value of the transaction would be approximately $255.0 million. The actual value of the transaction cannot be determined until after the closing, which is expected to occur during the quarter ending December 31, 2002, subject to customary closing conditions. In addition, the Company expects to eliminate redundant personnel of PentaSafe, which will result in an increase in the carrying value of the acquisition. The Company also expects to incur a restructuring charge related to the elimination of redundant NetIQ personnel and facilities. The Company expects to incur direct acquisition costs of approximately $5.5 million. PentaSafe is a provider of integrated security management solutions. The acquisition will be accounted for as a purchase.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 1O-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, intentions, strategies, and expected operating results and financial condition. Forward-looking statements also include statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial position. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward- looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to such differences include, but are not limited to, those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Factors That May Affect Future Operating Results” and elsewhere in this Quarterly Report on Form 1O-Q.

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

Significant Events in Fiscal 2003

Change in Accounting Principle

We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on July 1, 2002. Upon adoption of SFAS No. 142, we recorded an one-time, non-cash charge of $579.3 million to reduce the carrying value of our goodwill from previous acquisitions. The charge is non-operational in nature and is reflected as the cumulative effect of a change in accounting principle in the accompanying condensed consolidated statements of operations. In calculating the impairment charge, the fair values of the reporting units were estimated using a combination of the discounted cash flows and comparable transactions methodologies. There was no income tax effect of the change in accounting principle. As a result of the adoption of the SFAS No. 142, $2.4 million was reclassified from other intangible assets to goodwill relating to acquired assembled workforce.

Agreement to Acquire PentaSafe Security Technologies, Inc.

On September 30, 2002, we entered into an agreement to acquire PentaSafe Security Technologies, Inc. (PentaSafe). We will pay a maximum of $192.5 million in cash and issue a maximum of 4,337,950 shares of the Company’s common stock in exchange for all outstanding shares of PentaSafe. In addition, we agreed to assume all outstanding stock options and warrants to purchase shares of PentaSafe’s capital stock outstanding at the acquisition date. Based on the closing price of our common stock as of September 30, 2002, the date of the merger agreement, the total value of the transaction would be approximately $255.0 million. The actual value of the transaction cannot be determined until after the closing, which is expected to occur during the quarter ending December 31, 2002, subject to customary closing conditions. We expect to incur direct acquisition costs of approximately $5.5 million. In addition, we expect to eliminate redundant personnel of PentaSafe, which will result in an increase in the carrying value of the acquisition. We also expect to incur a restructuring charge related to the elimination of redundant NetIQ personnel and facilities. PentaSafe is a provider of integrated security management solutions. The acquisition will be accounted for as a purchase.

Licensing Agreement with Microsoft Corporation

On September 25, 2000, we entered into a licensing agreement with Microsoft Corporation whereby Microsoft licensed our Operations Manager product technology and source code for core operations management of Windows 2000 and Microsoft server applications. Under the agreement Microsoft is obligated to pay us a total of $175.0 million in license fees over a three-year period ending August 2003. License revenue recognized and expected future revenue under the agreement is as follows (in thousands):

Fiscal year 2001	$25,000
Fiscal year 2002	85,000
Quarter ended September 30, 2002	25,000

Revenue recognized	$135,000

Quarter ending:
December 31, 2002	$20,000
March 31, 2003	10,000
June 30, 2003	5,000
September 30, 2003	5,000

Expected future revenue	$40,000

Over the three-year life of the agreement, Microsoft has also agreed to spend $5.0 million per year and pay us an additional $5.0 million per year to market joint solutions of the parties. The $5.0 million paid to us is being recognized as a reduction in sales and marketing expenses as the related expenses are incurred.

Investment

In July 2002, we purchased $5.0 million of preferred stock of @Stake, Inc., a privately held services company. The investment is accounted for under the cost method.

Tender Offer

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operations and productivity; essentially all of our employees participate in our option plan. Because many of the options held by our employees are underwater and therefore do not have the intended retentive effect, our Board of Directors approved an offer to exchange employees’ existing options for new options to be granted at least six months and one day after cancellation of the existing options. We completed a similar option exchange program in December 2001. The exercise price of the new options will be the greater of the fair market value on the cancellation date and the new grant date. The offer will be open to all employees other than our chief executive officer, chief financial officer, chief operating officer, and chief technology officer. Replacement options will have a five-year term from the original grant date and vest on the same schedule as the tendered options, and be subject to a six-month restriction on exercisability following the new grant date. The replacement options will be granted according to exchange ratios which depend upon the exercise price of the tendered options as follows:

•	all outstanding options with an exercise price less than or equal to $24.00 per share may be exchanged for new options to purchase the same number of shares as the option being exchanged;

•
all outstanding options with an exercise price greater than $24.00 per share but less than $30.00 per share may be exchanged for new options to purchase two shares of common stock for every three shares of the option being exchanged; and

•
all outstanding options with an exercise price greater than or equal to $30.00 per share may be exchanged for new options to purchase one share of common stock for every two shares of the option being exchanged.

In addition, 50% of the shares subject to the tendered options recaptured as a result of the exchange ratios will be retired from the option plans. We expect to initiate this offer in November 2002. We estimate that if 70% of the outstanding options are tendered in the offer the incremental weighted average shares outstanding for purposes of calculating diluted earnings per share could increase as much as 2% as a result of the lower strike price of the new options. We further estimate that the shares removed from the plan will be approximately 2% of total shares outstanding, assuming 70% participation, resulting in lower dilution to shareholders over time.

Comparison of Three Months Ended September 30, 2002 and 2001

Total Revenue.    Total revenue increased by $16.4 million to $77.1 million during the three months ended September 30, 2002 from $60.7 million during the three months ended September 30, 2001, representing growth of 27%.

Software License Revenue.    Software license revenue increased by $10.9 million to $56.0 million during the three months ended September 30, 2002 from $45.1 million during the three months ended September 30, 2001, representing growth of 24%. The increase was primarily due to an increase of $10.0 million in the revenue received from Microsoft during the three months ended September 30, 2002, from the comparable quarter in fiscal 2001. Software license revenue from the Microsoft agreement will start to decline in the quarter ending December 31, 2002 and will continue to decline in the subsequent three quarters during which payments are to be received under the agreement.

Service Revenue.    Service revenue increased by $5.5 million to $21.1 million during the three months ended September 30, 2002 from $15.6 million during the three months ended September 30, 2001, representing growth of 36%. The increase was primarily due to additional maintenance fees associated with new software licenses and maintenance renewals by our existing customers. We expect our service revenue to grow as a percentage of total revenue as the license revenue from Microsoft decreases, our installed base increases, and existing customers renew maintenance contracts.

Total Cost of Revenue.    Total cost of revenue increased by $2.6 million to $8.9 million during the three months ended September 30, 2002 from $6.3 million during the three months ended September 30, 2001, representing 12% and 10% of total revenue, respectively.

Cost of Software License Revenue.    Our cost of software license revenue includes the costs associated with royalties, software packaging, documentation such as user manuals, CDs, and other fulfillment costs, and non-employee commissions. Cost of software license revenue was $2.4 million and $901,000 during the three months ended September 30, 2002 and 2001, respectively, representing 4% and 2% of related software license revenue in the respective periods. The increase is primarily due to increases in royalty expense and fulfillment costs. We expect our fulfillment costs to decrease as a percentage of related revenue as we change our shipping terms and gain greater efficiencies with our third-party fulfillment partner. We expect other costs of software license revenue to increase as a percentage of software license revenue in the future as the revenue from Microsoft declines.

Cost of Service Revenue.    Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services, and training services. Costs associated with training consist principally of labor, travel expenses and training materials. Cost of service revenue was $6.5 million and $5.4 million during the three months ended September 30, 2002 and 2001, respectively, representing 31% and 35% of related service revenue in the respective periods. The decrease in cost of service revenue as a percentage of service revenue is primarily attributable to maintenance renewals from a larger installed base of customers and greater efficiencies in providing technical support services. We expect service revenue to increase as our installed license base grows and, as a consequence, our cost of service revenue to increase in absolute dollars.

Sales and Marketing.    Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, and expenses relating to travel, facilities, information technology, advertising, public relations, seminars, marketing programs, trade shows, and lead generation activities. Sales and marketing expenses increased by $3.0 million to $30.0 million during the three months ended September 30, 2002 from $27.0 million during the three months ended September 30, 2001. This increase in dollar amount resulted principally from hiring of additional field sales, inside sales, and marketing personnel, which increased from 470 at September 30, 2001 to 517 at September 30, 2002; expanding our sales infrastructure; increasing the number of third-party channel partners; and incurring higher sales commissions. Sales and marketing expenses represented 39% and 45% of total revenue for the three months ended September 30, 2002 and 2001, respectively. The decline in sales and marketing expenses as a percentage of total revenue was principally the result of revenue increases from the Microsoft agreement, which does not require significant sales or marketing efforts. Excluding revenue from the Microsoft agreement, sales and marketing expenses remained relatively constant as a percentage of total revenue at 59% during the three months ended September 30, 2001, and 58% during the three months ended September 30, 2002. We expect to continue hiring additional sales personnel and expect sales and marketing expenses to increase in absolute dollars in future periods.

Research and Development.    Our research and development expenses consist primarily of salaries and other personnel-related costs, as well as facilities and information technology costs, consulting fees, and depreciation. Research and development expenses increased by $3.1 million to $16.1 million during the three months ended September 30, 2002 from $13.0 million during the three months ended September 30, 2001. This increase in dollar amount resulted principally from increases in personnel from 343 at September 30, 2001 to 385 at September 30, 2002. Research and development expenses represented 21% of total revenue in each of the periods. Excluding revenue from the Microsoft agreement, research and development expenses increased as a percentage of total revenue from 28% during the three months ended September 30, 2001 to 31% during the three months ended September 30, 2002. This increase was in accordance with our strategy to use the additional revenue to aggressively expand our product offerings. As revenues from the Microsoft agreement decline, we expect to hold research and development costs relatively constant so that over time such costs will represent a lower percentage of non-Microsoft revenue.

General and Administrative.    Our general and administrative expenses consist primarily of personnel costs for finance and administration, as well as directors and officers insurance, professional services expenses such as legal and accounting, and facilities and information technology costs. General and administrative expenses increased by $557,000 to $5.0 million during the three months ended September 30, 2002 from $4.4 million during the three months ended September 30, 2001. The increase in dollar amount was due primarily to increased staffing necessary to manage and support our growth and to higher premiums for directors and officers insurance. General and administrative personnel increased from 141 at September 30, 2001 to 166 at September 30, 2002. We believe that our general and administrative expenses will increase in absolute dollars as we expand our administrative staff, add new financial and accounting systems, and pay increased professional fees to manage our growth.

Employee Stock-Based Compensation.    During the three months ended September 30, 2002 and 2001, we recognized stock-based compensation expense of $209,000 and $1.4 million, respectively. Deferred stock-based compensation is amortized based on the vesting schedules principally related to stock options assumed in our previous acquisition. As most of these assumed options are now fully vested, the employee stock-based compensation expense related to such acquisition is expected to decline in future periods. If our planned acquisition of PentaSafe is completed we will assume all outstanding stock options and warrants of PentaSafe, which will result in an increase in the related employee stock-based compensation.

Amortization of Other Intangible Assets.    During the three months ended September 30, 2002 and September 30, 2001 we amortized $9.0 million and $10.3 million, respectively, of other intangible assets recognized in a previous acquisition. The decline in the amortization from the comparable period in the prior fiscal year was due to the reclassification of the carrying value of acquired workforce in place from other intangible assets to goodwill, as part of our adoption of SFAS No. 142.

Amortization of Goodwill.    During the three months ended September 30, 2001 we amortized $188.3 million of goodwill recognized in our acquisitions. We adopted SFAS No. 142 on July 1, 2002 and accordingly stopped amortizing goodwill. See additional information under Significant Events.

Income (Loss) from Operations.    Our income from operations was $7.9 million during the three months ended September 30, 2002 compared to a loss of $190.0 million during the three months ended September 30, 2001. The decline in the loss was mainly due to the adoption of SAFS No. 142 as a result of which we have stopped the amortization of goodwill. We anticipate that income from operations will decline starting in calendar year 2003 until revenues achieved from new products or other sources substantially exceed the revenue decline under the Microsoft agreement.

Total Other Income, Net.    Total other income, net, principally represents interest income earned on our cash and cash equivalents and short-term investments. Total other income, net, decreased by $1.9 million to $3.8 million during the three months ended September 30, 2002 from $5.6 million during the three months ended September 30, 2001. The decrease in total other income is the result primarily of decreases in the yield on new investments as earlier investments mature.

Income Taxes.    We recorded income tax expense of $4.5 million and $2.1 million for the three months ended September 30, 2002 and 2001, respectively. The increase in the income tax expense incorporates a decrease in our effective tax rate from 39% during the three months ended September 30, 2001 to 38% during the three months ended September 30, 2002 together with increased income in the current quarter. The tax benefit associated with the premature dispositions of stock by employees obtained pursuant to employee stock plans reduced federal and certain state income taxes currently payable to zero in the periods presented.

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

Revenue Recognition—Revenues are generated from licensing software and providing services. We recognize revenue in accordance with accounting principles generally accepted in the United States of America, as set forth in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and AICPA SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. In accordance with these statements, revenue is recognized upon generally meeting each of the following criteria:

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

•	Collection is deemed probable; and

•	Vendor-specific objective evidence exists to allocate the total fee to all elements of the arrangement.

Software revenue is recognized using the residual method under which revenue is recognized when vendor-specific objective evidence of fair value exists for all of the undelivered elements in an arrangement, but may not exist for one or more of the delivered elements. Revenue is allocated to each element based on relative fair values. Vendor-specific objective evidence of fair value is based on the price generally charged when the element is sold separately or, if not yet sold separately, is established by authorized management. In situations where vendor-specific objective evidence of fair value for an undelivered element does not exist, the entire amount of revenue from the arrangement is deferred and recognized when fair value can be established for all undelivered elements or when all such elements are delivered.

Service revenue includes maintenance revenue, usage and subscription-based revenue from our WebTrends Live product, consulting, and training services.

Generally, sales made through distributors, resellers, and original equipment manufacturers are recognized at the time these partners report that they have sold the software or, alternatively, when we drop-ship the product to the end user, in each case after all revenue recognition criteria have been met. Sales made to master distributors of Web Analytics products are recognized when sold to the master distributor, as sell-through information is not available for those sales. Additionally, distributor inventory levels are monitored and we maintain a reserve for potential sales returns.

When licenses and services are sold together, license fees are recognized upon shipment, provided that (1) the above criteria have been met, (2) payment of the license fee is not dependent upon the performance of the services, and (3) the services do not provide significant customization of the software and are not essential to the functionality of the software that was sold. For arrangements that do not meet the above criteria, license and related service revenue are recognized upon completion of all contractual obligations.

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

Allowance for Uncollectible Accounts—We provide an allowance for uncollectible accounts as part of our general and administrative expenses based on our assessment of the collectibility of specific customer accounts and an analysis of the remaining accounts receivable. The actual write-offs for uncollectible accounts during the three months ended September 30, 2002 were $98,000 and recoveries from previously written-off amounts were $77,000, for a net decrease in the allowance of $21,000. In the future, if our actual collections differ significantly from our assumptions it may result in additional charges to or decreases in our general and administrative expenses.

Sales Returns Reserve—We provide a reserve for sales returns based on historical trends in product returns. Revenue is recognized net of the provision for sales returns. During the three months ended September 30, 2002 we increased our reserve for sales returns by approximately $427,000 reducing revenues commensurately, and recorded approximately $427,000 as a reduction of that reserve for actual product returns. If the actual future returns differ from our estimates, it may result in a decrease or increase in our revenue.

Goodwill and Other Intangible Assets—We record intangible assets when we acquire companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Certain identifiable intangible assets such as purchased technology and customer lists are amortized to operating expenses over time, while in-process research and development is recorded as a one-time charge on the date of acquisition. Under current accounting guidelines adopted on July 1, 2002, goodwill will not be amortized to expense but rather periodically assessed for impairment.

Accordingly, the allocation of the acquisition cost to identifiable intangible assets and goodwill has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using valuation techniques that require significant management judgment. Should conditions be different than management’s current assessment, material write downs of intangible assets may be required.

Upon adoption of SFAS No. 142, we ceased amortization of approximately $919.6 million of goodwill, including the reclassification of approximately $2.4 million of acquired workforce to goodwill. We also recorded a charge of $579.3 million because we determined that the carrying value of existing goodwill on July 1, 2002 exceeded its fair value. In the future we will test goodwill for impairment at least annually. We periodically review the estimated remaining useful lives of our other intangible assets. A reduction in our estimate of remaining useful lives could result in increased amortization expense in future periods.

Facility Reserves—We lease approximately 100,000 square feet of office space under five-year leases expiring in 2004 and 2006 in Portland, Oregon. In September 2001, we determined that we would not need a portion of this space for our operations in the foreseeable future. The quarterly rent for the unused space is approximately $129,500. Based on management’s assessment of market conditions, including the time required to sub-lease the facility, a liability of $1.3 million was accrued in fiscal 2002. If we are unable to sub-lease the facility we will be required to expense up to an additional $1.2 million, which may adversely affect our results of operations.

We also lease approximately 32,000 square feet of office space under a five-year lease expiring June 2003 in Santa Clara, California. In fiscal 2001, upon the acquisition of our headquarters building in San Jose, California, we determined that we would not need this space for our operations in the foreseeable future. The quarterly rent for the unused space is approximately $192,500. Based on management’s assessment of market conditions, including the time required to sub-lease the facility a liability of $1.5 million was accrued in fiscal 2001 and an additional $411,000 was accrued in fiscal 2002. The remaining accrual of $547,000 at September 30, 2002, represents our total remaining liability under the agreement.

Provision for Income Taxes—The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. If we do not generate sufficient taxable income, the realization of these deferred tax assets may be impaired resulting in additional income tax expense. A valuation allowance is recorded to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Substantially all of the valuation allowance is attributable to the tax benefit of disqualifying dispositions of stock options and will be credited to equity when realized. The valuation allowance has been established to fully reserve these deferred tax assets due to uncertainty regarding their realizability.

Recent Accounting Pronouncements

The Company adopted SFAS No. 144 on July 1, 2002. SFAS No 144, Accounting for Impairment or Disposal of Long-Lived Assets, supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, while under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Liquidity and Capital Resources

At September 30, 2002, we had $72.3 million in cash and cash equivalents and $425.7 million in short-term investments representing an increase of $22.1 million from June 30, 2002. We expect to use approximately $198.0 million in our acquisition of PentaSafe, which is expected to close during the quarter ending December 31, 2002, subject to customary closing conditions. This use of cash will result in lower interest income in the future.

Our operating activities resulted in net cash inflows of $30.2 million and $21.5 million during the three months ended September 30, 2002 and 2001, respectively. Sources of cash during these periods were primarily from net income, after adjusting for non-cash charges related to depreciation and amortization, tax benefit from disqualifying dispositions, employee stock-based compensation, and the cumulative effect of a change in accounting principle; decreases in accounts receivable; and increases in deferred revenue. In addition, increases in liabilities contributed to cash from operations during the three months ended September 30, 2002 and decreases in other liabilities reduced cash from operations during the three months ended September 30, 2001. The principal use of cash during the three months ended September 30, 2002 was an increase in prepaid expenses.

Our investing activities resulted in net cash outflows of $22.7 million during the three months ended September 30, 2002 and net cash inflows of $22.9 million during the three months ended September 30, 2001. The principal uses of cash during the three months ended September 30, 2002 and 2001, were acquisitions of property and equipment of $4.3 million and $2.4 million, respectively, and purchases of short-term investments of $68.0 million and $64.5 million, respectively. Cash outflows also included a long-term investment of $5.0 million during the three months ended September 30, 2002. The principal source of cash during the three months ended September 30, 2002 and 2001, were maturities of short-term investments of $54.4 million and $90.0 million, respectively.

Financing activities generated cash of $523,000 and $3.6 million during the three months ended September 30, 2002 and 2001, respectively, from the proceeds of the exercise of stock options and issuance of shares under our employee stock purchase plan.

As of September 30, 2002, we do not have any significant debt commitments outstanding other than under operating leases.

Long-term Obligations

The following summarizes our significant contractual obligations as of September 30, 2002 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	2003(1)	2004	2005	2006
Operating lease payments	$4,135	$3,940	$1,941	$615
Cash to be paid in the acquisition of PentaSafe	192,500	—	—	—
Cash to be paid for merger expenses in the acquisition of PentaSafe	5,500	—	—	—
Contingent payment under technology purchase agreement	1,625	—	—	—

	$203,760	$3,940	$1,941	$615

(1)	Represents remaining 9 months

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

•	competitive conditions in the industry, including new products, product announcements, and special pricing offered by our competitors;

•	our success in introducing new products and enhancements, and the timing of their release;

•	our ability to complete specific sales transactions in a given quarter or fiscal year; and

•	the nature of the fees we charge to our customers (one-time perpetual license fees or periodic subscription or service fees).

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

In September 2000, we licensed a substantial portion of our Operations Manager technology to Microsoft for $175.0 million, payable over three years. Microsoft may use the technology broadly with respect to Windows 2000, but its use is limited with respect to Windows NT. Microsoft has used that technology as the basis for its Microsoft Operations Manager 2000 or “MOM” product. We also agreed to provide limited engineering resources for a fee and to develop and market new products, or extended management packs (“XMPs”) that operate with MOM. We have received significant benefits from the agreement, but it also poses significant risks and challenges, including:

•
quarterly license revenue from Microsoft has grown over the past several quarters and peaked at $25.0 million per quarter in the March, June, and September 2002 quarters. License revenue recognized and expected future revenue under the agreement are as follows (in thousands):

Fiscal year 2001	$25,000
Fiscal year 2002	85,000
Quarter ended September 30, 2002	25,000

Revenue recognized	$135,000

Quarter ending:
December 31, 2002	$20,000
March 31, 2003	10,000
June 30, 2003	5,000
September 30, 2003	5,000

Expected future revenue	$40,000

We must generate significant incremental revenue from other sources to maintain overall revenue growth. Should Microsoft delay or withhold a scheduled license payment during a quarter, it could materially impact our revenue and profitability in that quarter.

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

•	we must also prepare for potential competition from Microsoft and other systems management providers for our existing or new XMPs.

We may not be able to sustain the revenue growth rates we have previously experienced.

Most of our revenue growth in the past year has come from scheduled fee increases pursuant to our agreement with Microsoft, and from added revenue related to our acquisition of WebTrends. Excluding revenues from Microsoft, during fiscal 2002 revenues grew only modestly due in part to the continued softness of the U.S. and European economies. Revenue from Web analytics products, acquired pursuant to the WebTrends acquisition, also declined significantly through September 2001 as a result of the collapse in the dot-com and managed services markets, then grew for three successive quarters before declining again in the most recent quarter.

We have used the revenue resulting from our license with Microsoft to fund increased development of new products that came to market in calendar year 2002. Revenue resulting from these new products will require greater sales and marketing efforts resulting in higher operating expenses. However, to maintain profitability we must increase revenue from non-Microsoft sources while reducing overall operating expenses. As a consequence, we anticipate that operating profit will decline starting in calendar year 2003 until revenues achieved from new products or other sources substantially exceed the revenue decline from Microsoft.

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

Since our inception, we have incurred significant net losses. For the three months ended September 30, 2002, and for fiscal 2000, 2001 and 2002, we reported net losses of $572.2 million, $65.3 million, $523.8 million and $730.5 million, respectively, in accordance with accounting principles generally accepted in the United States of America. These losses principally resulted from amortization of goodwill and other intangible assets and other acquisition related charges. Effective July 1, 2002, we adopted SFAS No. 142, and accordingly for the three months ended September 30, 2002 we recorded an impairment charge of $579.3 million. We expect to experience continued losses in the remainder of fiscal 2003. We ceased regular amortization of goodwill on July 1, 2002, and will instead test goodwill for impairment at least annually. If in the future we determine that goodwill has become impaired, we will be required to record additional charges which would negatively effect our operating results.

We have recently experienced several changes in our senior management team.

In January 2002, Charles M. Boesenberg joined the Company as President and Chief Executive Officer, and on August 1, 2002 was named Chairman of the Board, in each instance replacing Ching-Fa Hwang, a co-founder of NetIQ who remains a member of the Board. Other changes in senior management in fiscal 2002, include the departures of Thomas P. Bernhardt, Senior Vice President, Chief Technology Officer, and Director, who resigned in February 2002; Her-Daw Che, co-founder of NetIQ, who resigned in October 2001; and Glen Boyd and Eli Shapira, co-founders of WebTrends, who resigned in August 2001 and September 2001, respectively. Mr. Shapira is continuing on our Board. Additions to our executive team in fiscal 2002, included Dr. Richard Schell, Chief Technology Officer and General Manager, Performance and Availability Products in June 2002; Mark Marron, Senior Vice President Worldwide Sales in August 2001; and Betsy E. Bayha, Vice President, General Counsel and Secretary in November 2001. We expect additional management changes as a result of the proposed acquisition of PentaSafe.

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

We have grown rapidly, including through our acquisition of Mission Critical Software in May 2000 and WebTrends Corporation in March 2001, and we presently are in the process of acquiring PentaSafe. Our growth has resulted in new and increased responsibilities for our management personnel and the need to effectively manage multiple geographic locations, develop new products that utilize the assets and resources of the combined entities, and to further develop cost-effective standards, controls, procedures and policies. If we do not succeed in addressing these risks or any other problems encountered in connection with our growth, our business, operating results and financial condition could be adversely affected.

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

We have in the past and expect in the future to acquire or make investments in complementary companies, products, services, and technologies, including our pending acquisition of PentaSafe. The risks we commonly encounter in connection with an acquisition include:

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

In 2002 we restructured much of our sales force, both direct and indirect, as we do periodically, in response to factors such as management changes, product changes, performance issues, and other business considerations. This may result in a temporary distraction of management or operational disruption, with some negative impact on customer service. In fiscal 2001 and 2002 we terminated a small percentage of our employees as a consequence of restructuring activity, resulting in the payment of severance compensation and the assertion of a few claims by certain employees alleging that the termination of their employment was unlawful. Additionally, we plan to terminate approximately 100 personnel as a result of our acquisition of PentaSafe. To the extent we engage in any future restructuring, we anticipate having to incur additional charges.

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

Detection of any significant errors may result in, among other things, lost or delayed market acceptance and sales of our products, diversion of development resources, injury to our reputation, and increased service and warranty costs. Errors in our software also may result in expensive and time-consuming litigation, and the potential award of substantial damages. While our software license agreements typically contain limitations and disclaimers that purport to limit our liability for damages for errors in our software, there is no assurance that such limitations and disclaimers will be enforced by a court or other tribunal or will otherwise effectively protect us from such claims. This is particularly true with respect to those of our products licensed under “shrink wrap” or “clickwrap” license agreements that are not signed by licensees, but also may apply to negotiated license agreements. We presently carry errors and omissions insurance against such claims, but there is no assurance that such insurance coverage will be adequate to cover any losses as a result of bugs or errors or will be available in the future on commercially reasonable terms.

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

Our success is heavily dependent on proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights in our products and services. These laws and procedures provide only limited protection. We presently have 13 issued patents in the United States, 19 pending patent applications in the United States, 1 issued foreign patent, and 18 pending patent applications in certain foreign jurisdictions. However, these patents may not provide sufficiently broad protection or they may not be enforceable in actions against alleged infringers. As well, despite precautions that we take, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our current or future products or to independently develop similar or superior technology or design around the patents we own. Policing unauthorized use and transfer of our software is difficult and software piracy can be expected to be a persistent problem. In licensing our products, other than in enterprise license transactions, we typically rely on “shrink wrap” or “clickwrap” licenses that are not signed by licensees. Such licenses may be unenforceable, in whole or in part, under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

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

Principally our business is transacted in United States dollars. During the quarter ended September 30, 2002, 7% of our invoices were in currencies other than the United States dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Belgium, Canada, Denmark, France, Germany, Italy, Japan, Singapore, Spain, Sweden, Switzerland, and the United Kingdom. We believe that a natural hedge exists in some local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of September 30, 2002, we had no hedging contracts outstanding.

At September 30, 2002 we had $72.3 million in cash and cash equivalents, and $425.7 million in short-term investments. Based on our cash, cash equivalents and short-term investments at September 30, 2002, a 10% change in interest rates would change our annual interest income and cash flows by approximately $1.5 million.

ITEM 4.     CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives.

There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description

99.1	Sarbanes-Oxley Section 906 Certification

(b)	Reports on Form 8-K

A current report on Form 8-K was filed on October 9, 2002, reporting our agreement to acquire PentaSafe Security Technologies, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Act, NetIQ Corporation has duly caused this Quarterly Report Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 13th day of November, 2002.

NETIQ CORPORATION

By:	/s/ CHARLES M. BOESENBERG
Charles M. Boesenberg, President and Chief Executive Officer

By:	/s/ JAMES A. BARTH
James A. Barth, Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Charles M. Boesenberg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NetIQ Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHARLES M. BOESENBERG
Charles M. Boesenberg, President and Chief Executive Officer

November 13, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, James A. Barth, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NetIQ Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES A. BARTH
James A. Barth, Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

November 13, 2002