Form 10-Q
period 2002-12-31
NETIQ CORP
filed 2003-02-14
CIK 1084827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-26757

NetIQ CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0405505 (I.R.S. Employer Identification No.)

3553 North First Street, San Jose, CA (Address of principal executive offices)	95134 (Zip Code)

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

As of January 31, 2003, the Registrant had outstanding 55,482,562 shares of Common Stock.

NetIQ CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED DECEMBER 31, 2002

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NetIQ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2002	June 30, 2002 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,343	$64,032
Short-term investments	252,434	411,861
Accounts receivable, net of allowance for uncollectible accounts and sales returns	44,062	35,095
Prepaid expenses and other	7,698	4,511

Total current assets	354,537	515,499

Property and equipment, net	58,208	55,518
Other intangible assets, net	81,317	57,537
Goodwill, net	603,661	915,813
Long-term investments	7,401	2,652
Other assets	1,804	1,624

Total assets	$1,106,928	$1,548,643

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,300	$5,612
Accrued compensation and related benefits	20,608	17,505
Other liabilities	23,734	15,363
Restructuring liability, current portion	2,636	—
Deferred revenue, current portion	57,801	46,603

Total current liabilities	114,079	85,083

Restructuring liability, net of current portion	1,505	—
Deferred revenue, net of current portion	3,708	2,100

Total liabilities	119,292	87,183

Stockholders’ equity:
Common stock—$0.001; 250,000,000 shares authorized; 55,441,947 issued and outstanding at December 31, 2002; and 54,588,258 issued and outstanding at June 30, 2002	2,921,845	2,876,462
Deferred employee stock-based compensation	(1,782)	(395)
Accumulated deficit	(1,933,608)	(1,327,592)
Accumulated other comprehensive income	1,181	1,625
Less treasury stock, zero shares at December 31, 2002 and 4,003,550 shares at June 30, 2002	—	(88,640)

Total stockholders’ equity	987,636	1,461,460

Total liabilities and stockholders’ equity	$1,106,928	$1,548,643

(1)	Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Software license revenue	$56,606	$50,210	$112,588	$95,338
Service revenue	23,704	16,636	44,810	32,202

Total revenue	80,310	66,846	157,398	127,540

Cost of software license revenue	2,084	1,029	4,511	1,930
Cost of service revenue	7,168	5,359	13,667	10,744

Total cost of revenue	9,252	6,388	18,178	12,674

Gross profit	71,058	60,458	139,220	114,866

Operating expenses:
Sales and marketing	32,471	26,073	62,489	51,672
Research and development	16,831	14,398	32,959	28,761
General and administration	5,897	4,532	10,847	8,925
Employee stock-based compensation	197	1,107	406	2,474
Write-off of acquired in-process research and development	1,396	—	1,396	—
Amortization of other intangible assets	9,877	10,269	18,884	20,538
Amortization of goodwill	—	187,940	—	376,233
Restructuring charge	5,280	—	5,280	—

Total operating expenses	71,949	244,319	132,261	488,603

Income (loss) from operations	(891)	(183,861)	6,959	(373,737)

Other income (expenses):
Interest income	3,253	4,950	7,243	10,454
Other income (expenses)	742	(165)	502	(50)

Total other income, net	3,995	4,785	7,745	10,404

Income (loss) before income taxes and cumulative effect of change in accounting principle	3,104	(179,076)	14,704	(363,333)
Income taxes	1,780	3,890	6,270	6,000

Income (loss) before cumulative effect of change in accounting principle	1,324	(182,966)	8,434	(369,333)
Cumulative effect of change in accounting principle, net of income taxes	—	—	(579,338)	—

Net income (loss)	1,324	(182,966)	(570,904)	(369,333)

Other comprehensive income (expenses), net of income taxes:
Foreign currency translation adjustments	(31)	(59)	(43)	(44)
Unrealized (loss) gain on short-term investments	(613)	(511)	(401)	716

Comprehensive income (loss)	$680	$(183,536)	$(571,348)	$(368,661)

Basic earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$0.03	$(3.42)	$0.17	$(6.93)
Cumulative effect of change in accounting principle	—	—	(11.34)	—

Net income (loss) per share	$0.03	$(3.42)	$(11.17)	$(6.93)

Diluted earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$0.02	$(3.42)	$0.16	$(6.93)
Cumulative effect of change in accounting principle	—	—	(11.10)	—

Net income (loss) per share	$0.02	$(3.42)	$(10.94)	$(6.93)

Shares used to compute basic earnings per share	51,805	53,455	51,110	53,270
Shares used to compute diluted earnings per share	52,763	53,455	52,179	53,270

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(570,904)	$(369,333)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,080	403,110
Tax benefit from disqualifying dispositions	3,022	6,000
Amortization of employee stock-based compensation	406	2,474
Loss on sale of investments and property and equipment	416	747
Undistributed net loss in earnings of affiliate	251	—
Write-off of acquired in-process research and development	1,396	—
Cumulative effect of change in accounting principle	579,338	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,325)	(1,067)
Prepaid expenses and other	(1,988)	(565)
Accounts payable	1,979	(229)
Accrued compensation and related benefits	(1,531)	(912)
Other liabilities	(5,079)	(5,004)
Restructuring liability	4,141	—
Deferred revenue	2,779	7,769

Net cash provided by operating activities	35,981	42,990

Cash flows from investing activities:
Purchases of property and equipment	(6,790)	(6,199)
Proceeds from sales of property and equipment	16	22
Cash used in acquisitions, net of cash received	(202,800)	—
Purchases of short-term investments	(57,003)	(214,846)
Proceeds from maturities of short-term investments	123,992	159,886
Proceeds from sales of short-term investments	92,467	—
Purchase of long-term investment	(5,000)	(2,800)
Other	187	7

Net cash used in investing activities	(54,931)	(63,930)

Net cash flows from financing activities, sale of common stock	4,899	9,475

Effect of exchange rate changes on cash	362	(46)

Net decrease in cash and cash equivalents	(13,689)	(11,511)
Cash and cash equivalents, beginning of period	64,032	89,494

Cash and cash equivalents, end of period	$50,343	$77,983

Noncash investing activities:
Issuance of common stock and options in business combination	$37,663	$—
Issuance of treasury stock in business combination	$53,528	$—

Supplemental disclosure of cash flow information—cash paid for:
Interest	$34	$1
Income taxes	$1,045	$748

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2002 and 2001

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

2.	Business Combinations

Acquisition of PentaSafe Security Technologies, Inc.:

On December 9, 2002 the Company acquired all outstanding shares of PentaSafe Security Technologies, Inc. (PentaSafe) for cash of $185.0 million and approximately 4.2 million shares of common stock valued at approximately $55.7 million. The Company assumed warrants to purchase approximately 60,000 shares of the Company’s common stock valued at approximately $515,000. The Company assumed employee stock options to purchase approximately 3.8 million shares of the Company’s common stock valued at approximately $35.0 million, of which approximately $1.8 million was recorded as deferred employee stock-based compensation to be amortized over the remaining vesting period of the options. The Company also incurred approximately $5.5 million of direct merger costs, for a total purchase price of approximately $281.7 million. PentaSafe provides integrated security management solutions designed to ensure continuous compliance with security policies as well as to defend against security threats. The addition of PentaSafe is intended to accelerate the Company’s presence in the security management market, broaden its customer base, and strengthen its security product portfolio and domain expertise.

The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over the 5-day period including the two days before and after the terms of the acquisition were agreed to and announced (October 1, 2002). The fair values of the warrants and options assumed are calculated based on the Black-Scholes options pricing model using the single option valuation approach and the following assumptions:

	Warrants	Options
Estimated weighted-average life (in years)	5.9	2.9
Risk-free interest rate	3.40%	1.97%
Volatility	85%	103%

The results of operations of PentaSafe from the date of acquisition have been included in the Company’s condensed consolidated financial statements. The assets acquired and liabilities assumed at the date of acquisition were recorded at estimated fair values. Fair values of intangible assets acquired are based on an independent valuation prepared using estimates and assumptions provided by management. Fair value of tangible

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended December 31, 2002 and 2001

(Unaudited)

assets acquired and liabilities assumed were determined by management using estimates of current replacement cost, present value of amounts to be collected in the future, and other techniques. The preliminary purchase price allocation, subject to refinement of estimates used in the valuation of tangible assets and liabilities acquired, is as follows (in thousands):

Current assets	$9,774
Property and equipment, net	2,743
Other assets	294
Other intangible assets subject to amortization:
Purchased technology	16,014
Customer contracts	23,853
Publishing rights	1,262
Tradename	633
Deferred employee stock-based compensation	1,814
In-process research and development	1,368
Goodwill	245,840

Total assets acquired	303,595

Current liabilities	(12,985)
Deferred revenue	(8,919)

Total liabilities assumed	(21,904)

Net assets acquired	$281,691

The Company is amortizing other intangible assets on a straight-line basis over an estimated useful life of three years.

Approximately $1.4 million of the purchase price was allocated to in-process research and development projects. At the date of acquisition, these projects had not reached technological feasibility and had no future alternative minimum use. Accordingly, the value allocated to these projects was capitalized and immediately expensed in operations.

PentaSafe had approximately 310 employees at the date of the acquisition. Prior to December 31, 2002 and in connection with the merger, the Company gave redundancy notices to 55 PentaSafe employees, and accrued $1.4 million related to their severance benefits. The estimated cost of terminating the employees was accounted for as part of the purchase price. Of the total number of employees to be terminated, 9 were in research and development, 26 were in sales and marketing, and 20 in general and administration. During the quarter ended December 31, 2002, 29 of the redundant employees left the Company and the remainder are expected to leave at various dates through May 2003. During the quarter ended December 31, 2002, $864,000 was paid out as termination benefits and $577,000 remained as a liability at December 31, 2002.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended December 31, 2002 and 2001

(Unaudited)

The following unaudited pro forma information shows the results of operations for the three and six months ended December 31, 2002 and 2001, as if the PentaSafe acquisition had occurred at the beginning of the periods presented and at the purchase price established at the time of the acquisition (in thousands, except per share amounts):

	Three months ended December 31,		Six months ended December 31,
	2002	2001	2002	2001
Revenue	$85,627	$76,444	$172,594	$145,214

Loss before cumulative effect of change in accounting principle	$(14,042)	$(187,005)	$(9,307)	$(377,889)
Net loss	$(14,042)	$(187,005)	$(588,645)	$(377,889)

Basic net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.26)	$(3.25)	$(0.17)	$(6.58)

Net loss	$(0.26)	$(3.25)	$(10.75)	$(6.58)

The pro forma results for the three and six months ended December 31, 2002 exclude $1.4 million in charges for write-off of acquired in-process research and development, as such charges are non-recurring. The pro forma results for the three and six months ended December 31, 2002 and 2001 include amortization of other intangible assets. The pro forma results for the three and six months ended December 31, 2002 include $10.4 million and $11.0 million related to non-recurring charges incurred by PentaSafe. The pro forma results do not include the results of operations of Marshal as the effect of this acquisition was not material.

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

Acquisition of Marshal Software Ltd.:

On December 20, 2002 the Company acquired all of the outstanding shares of Marshal Software Ltd. (Marshal) for cash of $22.7 million and incurred approximately $350,000 of direct merger costs, for a total purchase price of approximately $23.1 million. Marshal provides enterprise content security solutions. The acquisition is intended to help the Company address its customers requirements for controlling and monitoring of electronic data entering and leaving the organization and to add content security to its comprehensive range of solutions for messaging environments.

The results of operations of Marshal from the date of acquisition have been included in our condensed consolidated financial statements. In connection with the acquisition, intangible assets of $23.9 million were acquired, comprising $4.7 million of other intangible assets that are being amortized over three years, and goodwill of $19.2 million. Additionally, net liabilities of $800,000 were assumed in the merger.

3.	Change in Accounting Principle

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on July 1, 2002. SFAS No. 142 requires that companies stop amortizing goodwill and certain

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended December 31, 2002 and 2001

(Unaudited)

intangible assets with an indefinite useful life. Instead, it requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142, and at least annually thereafter. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.

Upon adoption of SFAS No. 142, the Company recorded a one-time, non-cash charge of $579.3 million to reduce the carrying value of its goodwill from previous acquisitions. The charge is non-operational in nature and is reflected as the cumulative effect of a change in accounting principle in the accompanying condensed consolidated statements of operations. In calculating the impairment charge, the fair values of the reporting units were estimated using a combination of the discounted cash flows and comparable transactions methodologies. There was no income tax effect of the change in accounting principle. As a result of the adoption of SFAS No. 142, $2.4 million was reclassified from other intangible assets to goodwill relating to acquired workforce.

In accordance with SFAS No. 142, the Company discontinued amortization of goodwill, effective July 1, 2002. A reconciliation of previously reported net income (loss) and earnings per share to the amounts adjusted for the exclusion of the amortization of acquired workforce and goodwill net of the related income tax effect follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Reported net income (loss)	$1,324	$(182,966)	$(570,904)	$(369,333)
Add: Acquired workforce amortization, net of tax	—	436	—	872
Add: Goodwill amortization, net of tax	—	187,940	—	376,233

Adjusted net income (loss)	$1,324	$5,410	$(570,904)	$7,772

Reported basic earnings per share	$0.03	$(3.42)	$(11.17)	$(6.93)
Add: Acquired workforce amortization, net of tax	—	0.01	—	0.02
Add: Goodwill amortization, net of tax per basic share	—	3.52	—	7.06

Adjusted basic income (loss) per share	$0.03	$0.11	$(11.17)	$0.15

Reported diluted earnings per share	$0.02	$(3.42)	$(10.94)	$(6.93)
Add: Acquired workforce amortization, net of tax	—	0.01	—	0.02
Add: Goodwill amortization, net of tax per diluted share	—	3.52	—	7.06

Adjusted diluted income (loss) per share	$0.02	$0.11	$(10.94)	$0.15

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended December 31, 2002 and 2001

(Unaudited)

Other intangible assets consist of the following (in thousands):

	Carrying Amount	Accumulated Amortization	Net

	December 31, 2002
Purchased technology	$84,059	$41,812	$42,247
Customer lists	39,881	28,160	11,721
Customer contracts	24,829	480	24,349
Publishing rights	1,262	25	1,237
Tradenames	3,047	1,794	1,253
Patents	1,487	977	510

	$154,565	$73,248	$81,317

	June 30, 2002
Purchased technology	$64,297	$30,741	$33,556
Customer lists	39,881	21,514	18,367
Acquired workforce	8,570	4,748	3,822
Tradenames	2,414	1,380	1,034
Patents	1,487	729	758

	$116,649	$59,112	$57,537

Estimated future amortization of other intangible assets as of December 31, 2002 is as follows (in thousands):

Fiscal year ending June 30,
2003 (remaining 6 months)	$24,292
2004	34,328
2005	15,215
2006	7,482

Total	$81,317

Goodwill consists of the following (in thousands):

Balance, June 30, 2002	$915,813
Acquired workforce reclassified, net of deferred tax	2,398
Impairment charge	(579,338)
Goodwill recorded in the acquisition of PentaSafe	245,840
Goodwill recorded in the acquisition of Marshal	19,220
Other adjustments	(272)

Balance, December 31, 2002	$603,661

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended December 31, 2002 and 2001

(Unaudited)

4.	Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, while under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is currently evaluating the impact of adoption of SFAS No. 148 on its financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires additional disclosure for guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company’s financial position or results of operations.

5.	Other Liabilities

Other liabilities consist of (in thousands):

	December 31, 2002	June 30, 2002
Accrued merger costs	$7,482	$183
Accrued sales and marketing costs	6,938	6,556
Facilities reserves	1,182	1,799
Sales tax payable	972	1,579
Other	7,160	5,246

Other liabilities	$23,734	$15,363

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended December 31, 2002 and 2001

(Unaudited)

At December 31, 2002, the Company’s facilities reserves represent the total remaining liability under lease agreements for unoccupied office space in Portland, Oregon and Santa Clara, California. Based on management’s assessment of market conditions, including the time required to sub-lease the facilities, the Company recorded an additional liability of $360,000 in operations during the quarter ended December 31, 2002. At December 31, 2002, facilities reserves related to unoccupied office space in Portland, Oregon and Santa Clara, California were $840,000 and $342,000, respectively. At June 30, 2002, facilities reserves relating to the unoccupied office space in Portland, Oregon and Santa Clara, California amounted to $1.0 million and $0.8 million, respectively. These leases expire in December 2006 and June 2003, respectively.

6.	Restructuring Charge

During the quarter ended December 2002, the Company recorded a restructuring charge of $5.3 million related to redundancies at NetIQ resulting from the PentaSafe and Marshal acquisitions and the resizing of the combined businesses.

Prior to December 31, 2002, a total of 52 NetIQ employees were notified that they were being terminated pursuant to the restructuring plan, of which 40 employees left by December 31, 2002. Of the total to be terminated, 15 were in research and development, 25 were in sales and marketing, 9 were in technical support, and 3 were in general and administration.

The Company leases approximately 22,000 square feet of office space in Portland, Oregon under a five-year lease expiring January 2004. As part of the restructuring plan, the Company determined that it would no longer need this space for its operations for the remainder of the lease term and vacated the premises in December 2002. The quarterly rent for the unused space is approximately $110,000. Based on management’s assessment of market conditions, including the time required to sub-lease the facility, a liability of $474,000 was accrued during the three months ended December 31, 2002 as part of the restructuring charge. The amount accrued at December 31, 2002 represents the total remaining liability under the lease.

The Company also leases approximately 111,000 square feet of office space in Houston, Texas under two leases expiring September 2004 and October 2004. As part of the restructuring plan, the Company determined that it would no longer need this space for its operations for the remainder of the lease terms. One of the premises will be vacated in February 2003 and the second one will be vacated in April 2003. The quarterly rent for both leases is approximately $468,000. Based on management’s assessment of market conditions, including the time required to sub-lease these facilities, a liability of $2.8 million was accrued during the three months ended December 31, 2002 as part of the restructuring charge. The amount accrued at December 31, 2002 represents the total remaining liability for the unoccupied period under the agreements. The lease payments, while the premises are occupied, are being charged to operations as period costs.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended December 31, 2002 and 2001

(Unaudited)

Restructuring liability at December 31, 2002 consists of (in thousands):

	Employee Severance and Other Related Benefits	Facilities Consolidations	Total
Restructuring charge	$1,060	$4,220	$5,280
Cash payments	(271)	—	(271)
Write-off of leasehold improvements	—	(868)	(868)

Restructuring liability at December 31, 2002	789	3,352	4,141
Less current portion	(789)	(1,847)	(2,636)

Restructuring liability, net of current portion	$—	$1,505	$1,505

7.	Tender Offer

On November 13, 2002 the Company announced a voluntary stock option exchange program for its employees. The offer was open to all employees other than the chief executive officer, chief financial officer, chief operating officer, and chief technology officer. Replacement options will have a five-year term from the original grant date, vest on the same schedule as the tendered options, and be subject to a six-month restriction on exercisability following the new grant date. The replacement options will be granted according to exchange ratios, which depend upon the exercise price of the tendered options, as follows:

•	for options tendered with an exercise price less than or equal to $24.00 per share, options will be granted for the same number of shares subject to the options tendered;

•	for options tendered with an exercise price greater than $24.00 per share but less than $30.00 per share, options will be granted for two shares for every three shares subject to the options tendered; and

•	for options tendered with an exercise price greater than or equal to $30.00 per share, options will be granted for one share for every two shares subject to the options tendered.

In addition, 50% of the net shares recaptured as a result of the exchange ratios will be retired from the option plans.

The offer and the right to withdraw expired on December 18, 2002. Employees tendered options to purchase a total of 5,276,953 shares in connection with this offer. A total of 1,038,664 shares were retired as a result of the tender offer. Subject to continuing employment of the employees who tendered options, options to purchase a total of 3,200,018 shares are expected to be granted on June 20, 2003, which is six months and one day following the date when the Company canceled the options accepted for exchange.

The exercise price of the new options will be based on the higher of the fair market value of the Company’s common stock at the time of cancellation of the tendered option or the fair market value of the Company’s common stock on the date the new option is granted. The fair market value of the Company’s common stock will be equal to the highest of (i) the closing selling price per share on the trading day immediately before the date the price is set; (ii) the average of the high and low per share sales price on the date the price is set; or (iii) the closing selling price on the date the price is set.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended December 31, 2002 and 2001

(Unaudited)

The exchange program is being accounted for in accordance with FIN 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, and is not expected to result in any additional compensation charges or variable plan accounting.

8.	Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Weighted average common shares outstanding	52,044	53,867	51,335	53,682
Weighted average common shares outstanding subject to repurchase	(239)	(412)	(225)	(412)

Shares used to compute basic earnings per share	51,805	53,455	51,110	53,270

Weighted average common shares outstanding	52,044	53,867	51,335	53,682
Weighted average common shares outstanding subject to repurchase	—	(412)	—	(412)
Outstanding options and warrants	719	—	844	—

Shares used to compute diluted earnings per share	52,763	53,455	52,179	53,270

During the three and six months ended December 31, 2001 the Company had securities outstanding which could potentially dilute earnings per share, but were excluded in the computation of diluted earnings per share, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

	Three Months	Six Months
	Ended December 31, 2001
Outstanding options	1,868	1,948
Weighted average common shares outstanding subject to repurchase	412	412

Total	2,280	2,360

9.	Major Customer

Microsoft Corporation accounted for 25% and 29% of total revenue during the three and six months ended December 31, 2002. Microsoft Corporation accounted for 30% and 28% of total revenue during the three and six months ended December 31, 2001, respectively.

No single customer accounted for greater than 10% of net accounts receivable at December 31, 2002 or June 30, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, intentions, strategies, and expected operating results and financial condition. Forward-looking statements also include statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial position. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to such differences include, but are not limited to, those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Factors That May Affect Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

NetIQ is a leading provider of enterprise systems management software solutions for managing, securing and analyzing the key components of corporate enterprise computing infrastructure—from back-end networks and servers to front-end applications and Web servers. Historically focused on Microsoft Windows applications management, we have become a leading provider of software to test, migrate, administer, monitor, secure and analyze complex, distributed Windows-centric computer systems. Our UNIX and Linux modules introduced in fiscal 2002 and fiscal 2003 address our customers’ growing need to manage heterogeneous environments with cross-platform solutions, and enable them to manage more applications, servers and operating systems with our products. With the acquisition of PentaSafe, we also provide support for security management products running on the AS/400, as well as Unix and Windows systems. Businesses rely on proper functioning of their networks, operating systems, servers, applications, databases and hardware. Our comprehensive, integrated solutions address three broad areas that are critical to manage the performance, availability, security and utilization of this complex computing infrastructure:

•	Systems Management;

•	Security Management; and

•	Web Analytics.

We were founded in June 1995 and completed our initial public offering in July 1999 with a follow-on offering in December 1999.

Significant Events in Fiscal 2003

Acquisition of PentaSafe Security Technologies, Inc.

On December 9, 2002 we acquired all outstanding shares of PentaSafe Security Technologies, Inc. (PentaSafe) for cash of $185.0 million and approximately 4.2 million shares of common stock valued at approximately $55.7 million. We assumed warrants to purchase approximately 60,000 shares of our common stock valued at approximately $515,000. We assumed employee stock options to purchase approximately 3.8 million shares of our common stock valued at approximately $35.0 million, of which approximately $1.8 million was recorded as deferred employee stock-based compensation to be amortized over the remaining vesting period of the options. We also incurred approximately $5.5 million of direct merger costs, for a total purchase price of approximately $281.7 million. PentaSafe provides integrated security management solutions designed to ensure continuous compliance with security policies as well as to defend against security threats. The addition of PentaSafe is intended to accelerate our presence in the security management market, broaden our customer base, and strengthen our security product portfolio and domain expertise.

Reduction in Force

In light of our acquisition of PentaSafe, during the three months ended December 31, 2002 we adopted a plan to eliminate redundant positions in both the NetIQ and PentaSafe workforces and to vacate excess facilities as follows:

PentaSafe

•	As part of the acquisition and resizing of the combined businesses, we terminated 55 employees of PentaSafe and accrued $1.4 million related to severance benefits. The cost of terminating the employees was accounted for as part of the purchase price.

NetIQ

•	Under a restructuring plan we terminated 52 employees of NetIQ and vacated certain of our leased facilities, resulting in a total charge of $5.3 million reflected as a restructuring charge in our statement of operations.

Of the redundant employees to be eliminated, 69 were eliminated during the three months ended December 31, 2002, and the remaining 38 will be eliminated on various dates through June 2003.

Acquisition of Marshal Software Ltd.:

On December 20, 2002 we acquired all of the outstanding shares of Marshal Software Ltd. (Marshal) for cash of $22.7 million and incurred approximately $350,000 of direct merger costs, for a total purchase price of approximately $23.1 million. Marshal provides enterprise content security solutions. The acquisition is intended to help us address our customers requirements for controlling and monitoring of electronic data entering and leaving the organization and add content security to our comprehensive range of solutions for messaging environments.

Tender Offer

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operations and productivity; essentially all of our employees participate in our option plan. Because many of the options held by our employees were underwater and therefore did not have the intended retentive effect, in November 2002 our Board of Directors approved an offer to exchange employees’ existing options for new options to be granted at least six months and one day after cancellation of the existing options. The offer and the right to withdraw expired on December 18, 2002. Employees tendered options to purchase a total of 5,276,953 shares. A total of 1,038,664 shares were retired as a result of the tender offer. Subject to continuing employment of the employees who tendered options, options to purchase a total of 3,200,018 shares are expected to be granted on June 20, 2003.

Newly Adopted Accounting Principle

We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on July 1, 2002. Upon adoption of SFAS No. 142, we recorded an one-time, non-cash charge of $579.3 million to reduce the carrying value of its our goodwill from previous acquisitions.

We adopted SFAS No. 144 on July 1, 2002. SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of this statement did not have a material impact on our financial position or results of operations.

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

Fiscal year 2001	$25,000
Fiscal year 2002	85,000
Quarter ended September 30, 2002	25,000
Quarter ended December 31, 2002	20,000

Revenue recognized	$155,000

Quarter ending:
March 31, 2003	$10,000
June 30, 2003	5,000
September 30, 2003	5,000

Expected future revenue	$20,000

Over the three-year life of the agreement, Microsoft has also agreed to spend $5.0 million per year and pay us an additional $5.0 million per year to market joint solutions of the parties. The $5.0 million paid to us is being recognized as a reduction in sales and marketing expenses as the related expenses are incurred.

Results of operations of PentaSafe and Marshal have been included in the consolidated financial statements from the date of acquisition forward. Accounting practices for the acquired companies have been conformed to those of NetIQ.

Comparison of Three and Six Months Ended December 31, 2002 and 2001

Total Revenue.    Total revenue increased to $80.3 million and $157.4 million during the three and six months ended December 31, 2002 from $66.8 million and $127.5 million during the three and six months ended December 31, 2001, representing growth of 20% and 23% during the respective periods.

Software License Revenue.    Software license revenue increased to $56.6 million from $50.2 million for the three months ended December 31, 2002 and 2001, respectively, representing a growth of 13%. The increase is a result of the inclusion of $3.3 million of license revenue from our acquisitions of PentaSafe and Marshal and an increase in our core business of $3.1 million representing a growth across each of our three business units.

Software license revenue increased to $112.6 million from $95.3 million for the six months ended December 31, 2002 and 2001, respectively, representing a growth of 18%. The increase is a result of the inclusion of an additional $10.0 million of revenue from the Microsoft agreement, an increase in our core business of $4.0 million, and $3.3 million of license revenue from our acquisitions of PentaSafe and Marshal.

Software license revenue from the Microsoft agreement started to decline in the quarter ended December 31, 2002, and will continue to decline in the subsequent three quarters during which payments are to be received under the agreement.

Service Revenue.    Service revenue increased to $23.7 million and $44.8 million during the three and six months ended December 31, 2002 from $16.6 million and $32.2 million during the three and six months ended December 31, 2001, representing growth of 43% and 39% during the respective periods. The growth was due to additional maintenance fees associated with new software licenses, maintenance renewals by our existing customers, and $1.0 million of service revenue from PentaSafe and Marshal. We expect our service revenue to grow as a percentage of total revenue, as the license revenue from Microsoft decreases, our installed base increases, and existing customers renew maintenance contracts.

Total Cost of Revenue.    Total cost of revenue increased to $9.3 million and $18.2 million during the three and six months ended December 31, 2002 from $6.4 million and $12.7 million during the three and six months ended December 31, 2001, representing increases of 45% and 43% during the respective periods.

Cost of Software License Revenue.    Our cost of software license revenue includes the costs associated with royalties, software packaging, documentation such as user manuals, CDs, and other fulfillment costs, and non-employee commissions. Cost of software license revenue was $2.1 million and $4.5 million during the three and six months ended December 31, 2002 compared to $1.0 million and $1.9 million during the three and six months ended December 31, 2001, respectively, representing 4%, 4%, 2% and 2% of related software license revenue in the respective periods. The increase is primarily due to increases in royalty expense and fulfillment costs. We expect costs of software license revenue to increase as a percentage of software license revenue in the future as the revenue from Microsoft declines.

Cost of Service Revenue.    Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services, and training services. Costs associated with training consist principally of labor, travel expenses and training materials. Cost of service revenue was $7.2 million and $13.7 million during the three and six months ended December 31, 2002, compared to $5.4 million and $10.7 million during the three and six months ended December 31, 2001, respectively, representing 30%, 31%, 32% and 33% of related service revenue in the respective periods. The decrease in cost of service revenue as a percentage of service revenue is primarily attributable to a majority of our customers renewing their maintenance agreements and greater efficiencies in providing technical support services. We expect service revenue to increase to the extent our installed license base grows and, as a consequence, our cost of service revenue to increase in absolute dollars.

Sales and Marketing.    Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, and expenses relating to travel, facilities, information technology, advertising, public relations, seminars, marketing programs, trade shows, and lead generation activities. Sales and marketing expenses were $32.5 million and $62.5 million, or 40% of total revenue during the three and six months ended December 31, 2002, compared to $26.1 million and $51.7 million, or 39% and 41% of total revenue during the three and six months ended December 31, 2001. The increase in absolute dollars resulted principally from hiring additional field sales, inside sales, and marketing personnel, which increased from 456 at December 31, 2001, to 632 at December 31, 2002; expanding our sales infrastructure; increasing the number of third-party channel partners; and incurring higher sales commissions. Excluding revenue from the Microsoft agreement, sales and marketing expenses declined to 54% of core revenue during the three months ended December 31, 2002, from the preceding quarter, and were relatively flat at 56% of core revenue during the three and six months ended December 31, 2002. We expect to continue hiring additional sales personnel and expect sales and marketing expenses to increase in absolute dollars in future periods.

Research and Development.    Our research and development expenses consist primarily of salaries and other personnel-related costs, as well as facilities and information technology costs, consulting fees, and depreciation. Research and development expenses were $16.8 million and $33.0 million, or 21% of total revenue during each of the three and six months ended December 31, 2002, compared to $14.4 million and $28.8 million, or 22% and 23% of total revenue during the three and six months ended December 31, 2001. This increase in dollar amount resulted principally from increases in research and development personnel from 408 at

December 31, 2001 to 493 at December 31, 2002. Excluding revenue from the Microsoft agreement, research and development expenses decreased as a percentage of total revenue from 31% during the three and six months ended December 31, 2001, to 28% and 29% during the three and six months ended December 31, 2002. As revenues from the Microsoft agreement decline we expect research and development to remain relatively constant in absolute dollars.

General and Administrative.    Our general and administrative expenses consist primarily of personnel costs for finance and administration, as well as directors and officers insurance, professional services expenses such as legal and accounting fees, and facilities and information technology costs. General and administrative expenses were $5.9 million and $10.8 million during the three and six months ended December 31, 2002, compared to $4.5 million and $8.9 million during the three and six months ended December 31, 2001. General and administrative expenses were 7% of total revenue in all periods. The increase in dollar amount was due primarily to increased staffing necessary to manage and support our growth as well as higher premiums for directors and officers insurance. General and administrative personnel increased from 137 at December 31, 2001, to 206 at December 31, 2002. We believe that our general and administrative expenses will increase in absolute dollars as we expand our administrative staff, enhance our financial and accounting systems, and pay increased professional fees to manage our growth.

Employee Stock-Based Compensation.    Employee stock-based compensation was $197,000 and $406,000 during the three and six months ended December 31, 2002, compared to $1.1 million and $2.5 million during the three and six months ended December 31, 2001. The decrease is due to fully vesting, and expensing, most of the options assumed in acquisitions prior to September 30, 2002 being fully vested. During the three months ended December 31, 2002 our deferred employee stock based compensation increased by $1.8 million representing the intrinsic value of the unvested stock options assumed in the acquisition of PentaSafe, which is expected to increase the expense in future periods. During the three months ending March 31, 2003 we expect to amortize approximately $306,000 of employee stock-based compensation.

Write-off of Acquired In-process Research and Development.    During the three months December 31, 2002, we expensed $1.4 million related to the acquisition of PentaSafe as a charge to operations associated with the purchase of in-process technology that had not reached technological feasibility.

In connection with the acquisition of PentaSafe in December 2002 we acquired technology consisting of both existing technology and in-process research and development. The valuation of acquired technology was made by applying the income forecast method, which considers the present value of free cash flows by product lines. The key elements of the acquired companies’ development process include: design of user interface, developing code, integration with existing products, technical documentation, and testing. A project is considered to be technologically feasible when a prototype is available for beta or general release. At the date of acquisition, additional research and development effort was anticipated prior to the release of the products under development. Value was allocated to in-process research and development based on the discounted cash flow expected to be generated and considering the core technology resident in the in-process products, PentaSafe past experience with typical product life cycles, and expected demand from PentaSafe customers for new products. Acquired in-process technologies were charged to operations at acquisition, as the technologies did not have alternative future uses as of the date of the acquisition.

Amortization of Other Intangible Assets.    Amortization of other intangible assets recognized in our acquisitions was $9.9 million and $18.9 million during the three and six months ended December 31, 2002, compared to $10.3 million and $20.5 million during the three and six months ended December 31, 2001. The decline in the amortization from the comparable periods in the prior fiscal year was due to the reclassification of the carrying value of acquired workforce in place from other intangible assets to goodwill, as part of our adoption of SFAS No. 142. During the three months ending March 31, 2003 we expect to amortize approximately $12.9 million of other intangible assets, an increase due to our acquisitions of PentaSafe and Marshal.

Amortization of Goodwill.    During the three and six months ended December 31, 2001, we amortized $187.9 million and $376.2 million of goodwill recognized in our acquisitions. We adopted SFAS No. 142 on July 1, 2002, and accordingly stopped amortizing goodwill on that date.

We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on July 1, 2002. Upon adoption of SFAS No. 142, we recorded an one-time, non-cash charge of $579.3 million to reduce the carrying value of its our goodwill from previous acquisitions. The charge is non-operational in nature and is reflected as the cumulative effect of a change in accounting principle in the accompanying condensed consolidated statements of operations. In calculating the impairment charge, the fair values of the reporting units were estimated using a combination of the discounted cash flows and comparable transactions methodologies. There was no income tax effect of the change in accounting principle. As a result of the adoption of the SFAS No. 142, $2.4 million was reclassified from other intangible assets to goodwill relating to acquired assembled workforce.

Restructuring Charge.    During the three months ended December 31, 2002, we recorded a restructuring charge of $5.3 million related to termination of 52 employees and vacating certain of our facilities that will no longer be used due to resizing the combined business after the acquisition of PentaSafe.

Income (Loss) from Operations.    We had loss from operations of $891,000 and $183.9 million during the three months ended December 31, 2002 and 2001, respectively. We had income from operations of $7.0 million during the six months ended December 31, 2002 compared to a loss of $373.7 million during the six months ended December 31, 2001. The loss during the three months ended December 31, 2002 was primarily the result of the write-off of acquired in-process research and development and restructuring charge. Included in the loss during the three and six months ended December 31, 2001 was amortization of goodwill of $187.9 million and $376.2 million, respectively. The decline in the loss during the six-month period was mainly due to the adoption of SFAS No. 142 as a result of which we have stopped the amortization of goodwill. We anticipate that income from operations will decline starting in calendar year 2003 until revenues achieved from new products or other sources substantially exceed the revenue decline under the Microsoft agreement.

Total Other Income, Net.    Total other income, net, principally represents interest income earned on our cash and cash equivalents and short-term investments. Total other income, net was $4.0 million and $7.7 million during the three and six months ended December 31, 2002, compared to $4.8 million and $10.4 million during the three and six months ended December 31, 2001. During the three months ended December 31, 2002 total other income, net includes $533,000 from gain on sale of investments. The decrease in total other income, net primarily is the result of decreases in the yield on new investments as earlier investments mature. The use of cash during the three months ended December 31, 2002 in the acquisitions of PentaSafe and Marshal will result in lower interest income in future periods.

Income Taxes.    We recorded income tax expense of $1.8 million and $6.3 million during the three and six months ended December 31, 2002, compared to $3.9 million and $6.0 million during the three and six months ended December 31, 2001. The decrease in the income tax expense incorporates a decrease in our effective tax rate from 39% for comparable periods in fiscal 2001 to 38% during fiscal 2002, in addition to a decrease in income in the current fiscal year. The tax benefit associated with the premature dispositions of stock by employees obtained pursuant to employee stock plans reduced federal and certain state income taxes currently payable to zero during fiscal 2001.

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

Revenue Recognition

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

Deferred Revenue

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates made in the accompanying financial statements are:

•	Allowance for Uncollectible Accounts—We provide an allowance for uncollectible accounts as part of our general and administrative expenses based on our assessment of the collectibility of specific customer accounts and an analysis of the remaining accounts receivable. The allowance increased by $215,000 during the six months ended December 31, 2002 resulting in a charge to general and administrative expenses. The actual write-offs for uncollectible accounts during the six months ended December 31, 2002 were $261,000 and recoveries from previously written-off amounts were $134,000, resulting in an ending balance of $1.5 million at December 31, 2002. In the future, if our actual collections differ significantly from our assumptions it may result in additional charges to or decreases in our general and administrative expenses.

•	Allowance for Sales Returns—We provide an allowance for sales returns based on historical trends in product returns. Revenue is recognized net of the provision for sales returns. During the six months ended December 31, 2002 we increased our allowance for sales returns by approximately $879,000 reducing revenues commensurately and recorded approximately $909,000 in actual product returns, resulting in an ending balance of $1.6 million at December 31, 2002. If the actual future returns differ from our estimates, it may result in a decrease or increase in our revenue.

•	Goodwill and Other Intangible Assets—We record intangible assets when we acquire companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Certain identifiable intangible assets such as purchased technology and customer lists are amortized to operating expenses over time, while in-process research and development is recorded as a charge on the date of acquisition. Under current accounting guidelines adopted on July 1, 2002, goodwill will not be amortized to expense but rather periodically assessed for impairment.

Accordingly, the allocation of the acquisition cost to identifiable intangible assets and goodwill has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using valuation techniques that require significant management judgment. Should conditions be different than management’s current assessment, material write-downs of intangible assets may be required.

Upon adoption of SFAS No. 142, we ceased amortization of approximately $918.2 million of goodwill, including the reclassification of approximately $2.4 million of acquired workforce to goodwill. We also recorded a charge of $579.3 million because we determined that the carrying value of existing goodwill on July 1, 2002 exceeded its fair value. In the future we will test goodwill for impairment at least annually. We periodically review the estimated remaining useful lives of our other intangible assets. A reduction in our estimate of remaining useful lives could result in increased amortization expense in future periods.

•	Vacated Office Space—We have various office spaces under lease in locations that have been or will soon be vacated. We may record a charge to our income statement, when we decide to vacate facilities, based on management’s assessment of market conditions, the time required to sub-lease, and experience with sub-leasing. At December 31, 2002, lease payments for the term of these leases during which the space will be unoccupied have been fully reserved as part of the facility reserve of $1.2 million or restructuring liability related to facilities consolidation of $3.4 million. We continue efforts to market these facilities to mitigate our losses.

•	Provision for Income Taxes—The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. If we do not generate sufficient taxable income, the realization of these deferred tax assets may be impaired resulting in additional income tax expense. A valuation allowance is recorded to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Substantially all of the valuation allowance is attributable to the tax benefit of disqualifying dispositions of stock options and will be credited to equity when realized. The valuation allowance has been established to fully reserve these deferred tax assets due to uncertainty regarding their realizability.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, while under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We are currently evaluating the impact of adoption of SFAS No. 148 on our financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires additional disclosure for guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on our financial position or results of operations.

Liquidity and Capital Resources

At December 31, 2002, we had $50.3 million in cash and cash equivalents and $252.4 million in short-term investments representing a decrease of $173.1 million from June 30, 2002. The primary reason for the decline was the use of approximately $202.8 million in our acquisitions of PentaSafe and Marshal during the quarter ended December 31, 2002. This use of cash will result in lower interest income in future periods.

Our operating activities resulted in net cash inflows of $36.0 million and $43.0 million during the six months ended December 31, 2002 and 2001, respectively. Sources of cash during these periods were primarily from net income after adjusting for non-cash charges. Primary non-cash charges were the cumulative effect of change in accounting principle of $579.3 million and depreciation and amortization of $25.1 million during the six months ended December 31, 2002. Primary non-cash charge was depreciation and amortization of $403.1 million during the six months ended December 31, 2001, principally from the amortization of goodwill and other intangibles. In addition, increases in assets and decreases in liabilities, net of acquired assets and liabilities, used cash during the six months ended December 31, 2002 and 2001.

Our investing activities resulted in net cash outflows of $54.9 million and $63.9 million during the six months ended December 31, 2002 and 2001, respectively. The principal uses of cash during the six months ended December 31, 2002 were acquisitions of PentaSafe and Marshal for net cash outflows of $202.8 million. Other the principal uses of cash during the six months ended December 31, 2002 and 2001, were acquisitions of property and equipment of $6.8 million and $6.2 million, respectively, and purchases of short-term investments of $57.0 million and $214.8 million, respectively. Cash outflows also included a long-term investment of $5.0 million during the six months ended December 31, 2002. The principal source of cash during the six months ended December 31, 2002 and 2001, were maturities of short-term investments of $124.0 million and $160.0 million, respectively, and proceeds from the sale of short-term investments of $92.5 million during the six months ended December 31, 2002.

Financing activities generated cash of $4.9 million and $9.5 million during the six months ended December 31, 2002 and 2001, respectively, from the proceeds of the exercise of stock options and issuance of shares under our employee stock purchase plan.

As of December 31, 2002, we do not have any significant debt commitments outstanding other than under operating leases.

Long-term Obligations

The following summarizes our significant contractual obligations as of December 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	2003(1)	2004	2005	2006	2007	2008
Operating lease payments	$4,022	$6,824	$4,542	$1,859	$1,196	$740
Contingent payment under technology purchase agreement	1,625	—	—	—	—	—

	$5,647	$6,824	$4,542	$1,859	$1,196	$740

(1)	Represents remaining 6 months of fiscal year

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

Our quarterly operating results have varied substantially from quarter to quarter in the past and likely will vary significantly in the future due to revenue fluctuations caused by many factors. Those factors include:

•	general economic conditions and the discretionary nature of our customers’ purchasing practices, IT budgets, and budget cycles;

•	the timing of new product introductions or enhancements by us, our competitors, and our platform vendors (such as Microsoft), resulting in purchase deferrals by our customers in anticipation of new products;

•	competitive conditions in the industry, including new products, product announcements, and special pricing offered by our competitors;

•	our success in introducing new products and enhancements, and the timing of their release;

•	our ability to complete specific sales transactions in a given quarter or fiscal year; and

•	the nature of the fees we charge to our (one-time perpetual license fees or periodic subscription or service fees).

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

In addition, the risk of quarterly fluctuations relative to our expectations is increased by the fact that a significant portion of our revenues, typically between 40% and 60%, has historically been generated during the last month of each fiscal quarter. Many customers tend to make a majority of their purchases at the end of a fiscal quarter and many enterprise customers negotiate licenses near the end of the quarter. In part, this is because these customers believe that they are able to negotiate lower prices and more favorable terms at that time. Our reliance on a large portion of revenue occurring at the end of the quarter and the increase in the dollar value of transactions that occur at the end of a quarter can result in increased uncertainty relating to quarterly revenues. Due to this end-of-period buying pattern, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. These factors increase the chances that our results could diverge from the expectations of investors and securities analysts.

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

In September 2000, we licensed a substantial portion of our Operations Manager technology to Microsoft for $175.0 million, payable over three years. Microsoft may use the technology broadly with respect to Windows 2000, but its use is limited with respect to Windows NT. Microsoft has used that technology as the basis for its Microsoft Operations Manager 2000 or “MOM” product. We also agreed to provide limited engineering resources for a fee and to develop and market new products, or extended management packs (“XMPs”) that operate with MOM. We have received significant benefits from the agreement, but it also poses significant risks and challenges, including:

•	quarterly license revenue from Microsoft has grown over the past several quarters and peaked at $25.0 million per quarter in the March, June, and September 2002 quarters. License revenue recognized and expected future revenue under the agreement are as follows (in thousands):

Fiscal year 2001	$25,000
Fiscal year 2002	85,000
Quarter ended September 30, 2002	25,000
Quarter ended December 31, 2002	20,000

Revenue recognized	$155,000

Quarter ending:
March 31, 2003	$10,000
June 30, 2003	5,000
September 30, 2003	5,000

Expected future revenue	$20,000

Because our license revenues from the Microsoft Agreement will decline for the remainder of the term of the agreement we must increasingly generate significant incremental revenue from other sources to maintain overall revenue growth. Should Microsoft delay or withhold a scheduled license payment during a quarter, it could materially impact our revenue and profitability in that quarter.

•

revenue from sales of AppManager products may decline due to customer concern regarding potential overlap between MOM and AppManager. The order rates for AppManager and XMPs products have fluctuated in recent quarters. More widespread adoption of MOM may lead to the loss of revenue from our AppManager products. Although such adoption may increase our opportunity to earn additional revenue from licenses of XMPs, such additional revenue may not be sufficient to offset the loss of revenue from our AppManager products; and

•	we must also prepare for potential competition from Microsoft and other systems management providers for our existing or new XMPs.

We may not be able to sustain the revenue growth rates we have previously experienced.

Approximately 47% of our revenue growth during the six months ended December 31, 2002 as compared to the six months ended December 31, 2001, is from our agreement with Microsoft and from our acquisitions.

We have used the revenue resulting from our license with Microsoft to fund increased development of new products that came to market in calendar year 2002 and additional new products that we began to introduce in calendar 2003. Revenue resulting from these new products, together with products acquired in our acquisitions, will require greater sales and marketing efforts resulting in higher operating expenses. However, to maintain profitability we must increase revenue from non-Microsoft sources while reducing overall operating expenses. As a consequence, we anticipate that operating profit will decline starting in calendar year 2003 until revenues achieved from new products or other sources substantially exceed the revenue decline from Microsoft.

We are increasing our reliance on indirect distribution channels as a means of growing product sales and are intensifying our emphasis on international sales made through those channels. These relationships, both domestically and internationally, are non-exclusive and typically are terminable upon short notice. This strategy presents a number of risks and uncertainties including: the ability of resellers or integrators to cease marketing or integrating our products with little or no notice; the ability of our resellers or integrators to market or use competitive products or services from third parties and to promote such third party products or services in preference to ours; the effectiveness of our resellers and integrators in marketing our products; the difficulty in attracting and replacing high quality resellers and integrators; and the potential of conflicts between our direct and indirect sales channels resulting in lost sales and customer confusion or dissatisfaction.

To increase our revenue we also must continue to enhance our existing products and services and to develop new products and services to address the increasingly sophisticated and varied needs of our existing and prospective customers. The development of new products and services, and enhancement of existing products and services, entail significant technical and business risks and require substantial lead-time and significant investments in product development. The market for some of our products is in the early stage of development, and we are recent entrants to such markets and face competition from established competitors. As is common in new and evolving industries, demand and market acceptance for recently introduced products and new market entrants are subject to high levels of uncertainty and risk. Furthermore, new products can quickly render obsolete products that were formerly in high demand, which may include products that currently provide us with significant revenue.

We have a history of losses and may experience losses in the future.

Since our inception, we have incurred significant net losses, though we had a modest amount of net income of $1.3 million during the three months ended December 31, 2002. We reported net losses of $572.2 million, $65.3 million, $523.8 million and $730.5 million, during the three months ended September 30, 2002, and during fiscal 2000, 2001 and 2002, respectively, in accordance with accounting principles generally accepted in the United States of America. These losses principally resulted from amortization of goodwill and other intangible assets and other acquisition related charges. Effective July 1, 2002, we adopted SFAS No. 142, and accordingly for the three months ended September 30, 2002, we recorded an impairment charge of $579.3 million. We ceased amortization of goodwill on July 1 2002, and now test goodwill for impairment at least annually. If in the future we determine that goodwill has become impaired, we will be required to record additional charges which would negatively affect our operating results. Due to an expected increase in amortization of other intangible assets and deferred employee stock-based compensation, we may experience a loss during the quarter ending March 31, 2003. We expect to experience continued losses in the remainder of fiscal 2003. To the extent we have any unexpected expenses or do not achieve our revenue targets our results will be adversely affected, which may in turn adversely affect our stock price.

We have recently experienced several changes in our senior management team.

In January 2002, Charles M. Boesenberg joined the Company as President and Chief Executive Officer, and on August 1, 2002 was named Chairman of the Board, in each instance replacing Ching-Fa Hwang, a co-founder of NetIQ who remains a member of the Board. In December 2002, Flint J. Brenton, Senior Vice President and General Manager, Security Management and Administration, resigned upon our completion of the acquisition of PentaSafe. Upon completion of the acquisition of PentaSafe, Douglas J. Erwin, formerly CEO of PentaSafe, joined us as General Manager, Security Management, and he was appointed to the Board in January 2003.

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

We have grown rapidly, including through acquisitions. Our growth has resulted in new and increased responsibilities for our management personnel and the need to effectively manage multiple geographic locations, develop new products that utilize the assets and resources of the combined entities, and to further develop cost-effective standards, controls, procedures and policies. If we do not succeed in addressing these challenges or any other problems encountered in connection with our growth, our business, operating results and financial condition could be adversely affected.

Our growth has resulted in a need to upgrade our operational, financial, and management information systems. In particular, we need to improve our accounting and financial reporting systems, in order to accommodate our growth on a global basis and to meet the requirements of a changing regulatory environment. To meet these challenges we implemented a new customer relationship management system in fiscal 2002, and are continuing the process of modifying and refining it to better meet our needs. We also implemented an enterprise resource planning system during the three months ended December 31, 2002 and are in the process of modifying and refining it also to better meet our needs. Implementation of these systems will inevitably result in certain disruption of our normal business processes. While we believe that these systems will enable us to operate more efficiently and will enhance our ability to provide timely and accurate reporting, failure to manage a smooth transition to the new systems and to successfully operate and support the new systems could materially and adversely impact our business and our operating results.

Our growth also has resulted in the need to implement new processes and vendors for the reproduction and distribution of our products. We presently are in the process of transferring these fulfillment operations to a new third party vendor that will provide fulfillment services from the United States, Europe, and Japan. If our new fulfillment system is not successfully and timely implemented, it may result in shipment delays, stoppages, increased costs and errors, and consequent channel and customer dissatisfaction.

Changes in accounting regulations could negatively affect market perception of our results and the way we do business.

The accounting rules applicable to our business have undergone significant changes in recent years, and future changes in accounting regulations and related interpretations and policies, particularly those related to expensing of employee stock option plans, could cause us to account for our business in ways that may adversely affect our operating results. As permitted by SFAS No. 123 Accounting for Stock-Based Compensation, currently we apply Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock option plans. Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. A change in accounting rules that would require us to change the way we account for such options to include a deferred compensation liability on our balance sheet and to include the deemed expense associated with such options in our statement of operations may, if adopted, necessitate our reporting operating losses as a result of these non-cash expenses. In such an event, investor perception of our results of operations may be adversely affected and our stock price may fall.

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

We believe that our success in penetrating target markets for our systems management products depends in part on our ability to maintain a strong strategic relationship with Microsoft. Our relationship with Microsoft is important to validate our technology, facilitate broad market acceptance of our products, and enhance our sales, marketing, and distribution capabilities. On the other hand, Microsoft provides various products and management features that provide competitive and overlapping capabilities to some of the solutions we offer on the Microsoft platform, and may expand its presence in this and other markets in the future. For example, Microsoft Operations Manager 2000 provides various manageability capabilities also provided by our AppManager products. Microsoft also may determine to discontinue or diminish our relationship at the conclusion of our current agreement in September 2003.

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

We derive a substantial portion of our revenues from customers outside the United States and are continuing to expand our international operations. We recently have established operations in Ireland to provide customer support and shared administrative services for the Europe-Middle East-Africa region. With our December 2002 acquisition of Marshal, we now have a development, support, and administrative services operations in New Zealand. We also maintain offices in the Japan and United Kingdom, as well as a number of other foreign locations, to provide sales and sales support. Our international operations are subject to a variety of risks, including:

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

We have in the past and expect in the future to acquire or make investments in complementary companies, products, services, and technologies, including our recent acquisitions of PentaSafe and Marshal in December 2002. The risks we may encounter in connection with an acquisition include:

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

The consideration paid in connection with an investment or acquisition also impacts our operating results and financial condition. For example, during the quarter ended December 31, 2002 we spent $202.8 million in cash for the acquisitions of PentaSafe and Marshal. To the extent we pay cash for future acquisitions our cash reserves will be further reduced. To the extent we issue shares of stock or other rights to purchase stock, including options and other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs (such as of acquired in-process research and development costs), restructuring charges, and may result in goodwill and other intangible assets that are subject to impairment and could result in future impairment charges.

Our organizational changes may result in management distraction, customer uncertainty, and increased costs.

In December 2002, as part of our acquisition of PentaSafe we restructured our business, terminated 52 employees from NetIQ and 55 employees from PentaSafe, and recorded a $5.3 million charge related to the restructuring, including reserves for facilities that were vacated. In 2002 we realigned much of our sales force, both direct and indirect, as we do periodically, in response to factors such as management changes, product changes, performance issues, and other business considerations. This may result in a temporary distraction of management or operational disruption, with some negative impact on customer service. In fiscal 2001 and 2002 we terminated a small percentage of our employees as a consequence of organizational changes, resulting in the payment of severance compensation and the assertion of a few claims by certain employees alleging that the termination of their employment was unlawful. To the extent we engage in future organizational changes, we anticipate having to incur additional charges.

We face competition from a number of existing competitors, as well as potential new competitors, which could result in loss of market share and diminished profits.

We currently face competition from a number of sources, including:

•	Customers’ internal information technology departments that develop or integrate system and application monitoring tools for their particular needs;

•	Application vendors who bundle management solutions with their products;

•	Providers of network and systems management framework products such as Computer Associates International, Inc., Hewlett-Packard Company, and International Business Machines Corporation;

•	Providers of systems management solutions such as BMC Software, Inc., Concord Communications, Inc., and Precise Software Solutions, Ltd.;

•	Providers of content security solutions such as Clearswift, Limited, Tumbleweed Communications Corp., Trend Micro, Inc., SurfControl plc, and Websense, Inc.;

•	Vendors of Internet servers, operating systems, and networking hardware. In particular, Microsoft Corporation, Oracle Corporation, Sun Microsystems, Inc., and others that bundle systems management solutions with their products;

•	Providers of administration products such as Quest Software, Inc. and BindView Corporation;

•	Providers of security solutions such as Internet Security Systems, Inc., Network Associates Technology, Inc., Symantec Corporation, and BindView Corporation;

•	Providers of hosted web analytics solutions such as WebSideStory, Inc.;

•	Providers of eBusiness intelligence solutions such as Accrue Software, Inc. and the NetGenesis products from SPSS Inc.; and

•	Web management service providers and vendors, such as consulting firms, web design firms, Internet audit firms, site management vendors, Internet service providers, and independent software vendors.

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

Our success is heavily dependent on proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights in our products and services. These laws and procedures provide only limited protection. We presently have 13 issued patents in the United States, 20 pending patent applications in the United States, 1 issued foreign patent, and 17 pending patent applications in certain foreign jurisdictions. However, these patents may not provide sufficiently broad protection or they may not be enforceable in actions against alleged infringers. As well, despite precautions that we take, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our current or future products or to independently develop similar or superior technology or design around the patents we own. Policing unauthorized use and transfer of our software is difficult and software piracy can be expected to be a persistent problem. In licensing our products, other than in enterprise license transactions, we typically rely on “shrink wrap” or “clickwrap” licenses that are not signed by licensees. Such licenses may be unenforceable, in whole or in part, under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or trademarks to determine the validity and scope of the proprietary rights of others. Such litigation would be costly and potentially distracting to management, and there is no assurance that we will be successful in such litigation.

Third parties could assert that our products infringe their intellectual property rights. Such claims could injure our reputation and adversely affect our ability to sell our products.

Third parties may claim that our current or future products infringe their proprietary rights, and these claims, whether they have merit or not, could harm our business by increasing our costs or reducing our revenue. For example in January 2003, BMC Software, Inc. (“BMC”) filed suit against us alleging that unidentified NetIQ products infringe a BMC patent, and that we are infringing a BMC trademark. Although we believe these claims to be without merit, claims such as these could affect our relationships with existing customers and may discourage future customers from purchasing our products. The intensely competitive nature of our industry and the importance of technology to our competitors’ businesses may enhance the likelihood of being subject to third party claims of this nature. Any such claims, even if without merit, could be time consuming, result in potentially significant litigation costs or damages, cause product shipment delays and require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on commercially favorable terms or at all. Such claims could also force us either to stop selling, incorporating or using products or services that incorporate the challenged intellectual property or to redesign those products or services that incorporate such technology. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry grows and the functionality of products in different industry segments overlaps.

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

Our business is transacted principally in United States dollars. During the six months ended December 31, 2002, 7% of our invoices were in currencies other than the United States dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Belgium, Canada, Denmark, France, Germany, Italy, Japan, Singapore, Spain, Sweden, Switzerland, and the United Kingdom. We believe that a natural hedge exists in some local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of December 31, 2002, we had no hedging contracts outstanding.

At December 31, 2002 we had $50.3 million in cash and cash equivalents, and $252.4 million in short-term investments. Based on our cash, cash equivalents and short-term investments at December 31, 2002, a 10% change in interest rates would change our annual interest income and cash flows by approximately $880,000.

ITEM 4.     CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives.

There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On January 30, 2003, BMC Software, Inc. (“BMC”) filed suit against us in the U.S. District Court for the Southern District of Texas. The suit alleges that unidentified NetIQ products infringe a BMC patent, and that we are infringing a BMC trademark. BMC seeks injunctive relief, compensatory and treble damages, interest and attorneys’ fees. We believe we have meritorious defenses to these claims and intend to contest the litigation vigorously.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 9, 2003, we issued approximately 4.2 million shares of common stock to the former shareholders of PentaSafe Security Technologies, Inc. and paid approximately $185.0 million in exchange for all the outstanding capital stock of PentaSafe. We also assumed options to purchase approximately 3.8 million shares of common stock and warrants to purchase approximately 60,000 shares of common stock. We issued the shares to the PentaSafe shareholders in reliance on the exemption from registration provided in Section 3(a)(10) of the Securities Act of 1933, as amended, after obtaining a permit to complete the acquisition from the Office of the California Secretary of State. Each assumed option is exercisable for shares of common stock at the exercise price stated in such option in accordance with the vesting provisions of each option. Each warrant is immediately exercisable or convertible at the price stated in such warrant.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on November 14, 2002. The following matters were submitted to a vote of the stockholders:

1.	Election of three Class I directors to serve a three-year term expiring at the 2005 Annual Meeting of Stockholders, a Class II director to serve for the remainder of the Class II, term which expires at the 2003 Annual Meeting of Stockholders, and a Class III director to serve for the remainder of the Class III term, which expires at the 2004 Annual Meeting of Stockholders, in each case, until such director’s successor is elected:

	Director Class	VOTES
		For	Against	Withheld	Abstentions	Broker Non-Votes
Charles M. Boesenberg	I	43,557,112	—	1,392,743	—	N/A
Alan W. Kaufman	I	44,497,961	—	451,894	—	N/A
Elijahu Shapira	I	43,551,306	—	1,398,549	—	N/A
David J. Barram	II	44,495,931	—	453,924	—	N/A
Michael E. Lehman	III	44,496,097	—	453,758	—	N/A

Each of the above directors was re-elected at the Annual Meeting.

The following directors’ term of office as a director continued after the meeting:

Term Expires
Michael J. Maples	2003
Ying-Hon Wong	2003
Ching-Fa Hwang	2004

2.	Ratification of the appointment of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending June 30, 2003:

VOTES
For	Against	Withheld	Abstentions	Broker Non-Votes
41,959,904	2,967,347	—	22,604	N/A

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description

2

Agreement and Plan of Merger dated as of September 30, 2002, among PentaSafe Security Technologies, Inc., NetIQ Corporation, Durham Acquisition Corp., Joseph Horzepa as Shareholder Representative and J.P. Morgan Trust Company, National Association, as Escrow Agent.

10.1	PentaSafe, Inc. Third Amended and Restated 1998 Stock and Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 101821).

10.2	Employment Agreement with Non-Competition and No-Hire Agreement between Douglas Erwin, NetIQ Corporation, and PentaSafe Security Technologies, Inc.

99.1	Sarbanes-Oxley Section 906 Certification.

(b)	Reports on Form 8-K

A current report on Form 8-K was filed on December 18, 2002, reporting our completion of the acquisition of PentaSafe Security Technologies, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Act, NetIQ Corporation has duly caused this Quarterly Report Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 13th day of February, 2003.

NETIQ CORPORATION

By:	/s/ JAMES A. BARTH
James A. Barth, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICERS

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

February 13, 2003

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

/s/ JAMES A. BARTH
James A. Barth, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

February 13, 2003