Form 10-Q
period 2003-03-31
NETIQ CORP
filed 2003-05-08
CIK 1084827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

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

As of April 30, 2003, the Registrant had outstanding 56,249,052 shares of Common Stock.

NetIQ CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NetIQ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2003	June 30, 2002 (1)
	(Unaudited)
A S S E T S
Current assets:
Cash and cash equivalents	$100,930	$64,032
Short-term investments	214,027	411,861
Accounts receivable, net	30,049	35,095
Prepaid expenses and other	8,427	4,511

Total current assets	353,433	515,499

Property and equipment, net	59,961	55,518
Other intangible assets, net	68,437	57,537
Goodwill, net	603,362	915,813
Long-term investments	6,564	2,652
Other assets	1,510	1,624

Total assets	$1,093,267	$1,548,643

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y
Current liabilities:
Accounts payable	$7,688	$5,612
Accrued compensation and related benefits	20,903	17,505
Other liabilities	16,120	15,363
Restructuring liability, current portion	2,300	—
Deferred revenue, current portion	54,723	46,603

Total current liabilities	101,734	85,083

Restructuring liability, net of current portion	1,000	—
Deferred revenue, net of current portion	4,697	2,100

Total liabilities	107,431	87,183

Stockholders’ equity:
Common stock—$0.001; 250,000,000 shares authorized, 55,790,352 issued and outstanding at March 31, 2003; and 54,588,258 issued and outstanding at June 30, 2002	2,923,280	2,876,462
Deferred employee stock-based compensation	(1,202)	(395)
Accumulated deficit	(1,936,763)	(1,327,592)
Accumulated other comprehensive income	521	1,625
Less treasury stock	—	(88,640)

Total stockholders’ equity	985,836	1,461,460

Total liabilities and stockholders’ equity	$1,093,267	$1,548,643

(1)	Derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Software license revenue	$50,320	$55,805	$162,908	$151,143
Service revenue	29,845	18,695	74,655	50,897

Total revenue	80,165	74,500	237,563	202,040

Cost of software license revenue	2,546	854	7,057	2,784
Cost of service revenue	7,801	6,408	21,468	17,152

Total cost of revenue	10,347	7,262	28,525	19,936

Gross profit	69,818	67,238	209,038	182,104
Operating expenses:
Sales and marketing	36,408	27,193	98,897	78,865
Research and development	19,920	15,912	52,879	44,673
General and administration	6,864	5,691	17,711	14,616
Employee stock-based compensation	258	429	664	2,903
Write-off of acquired in-process research and development costs	—	—	1,396	—
Amortization of other intangible assets	12,881	10,362	31,765	30,899
Restructuring charge	—	—	5,280	—
Amortization of goodwill	—	187,646	—	563,880

Total operating expenses	76,331	247,233	208,592	735,836

Income (loss) from operations	(6,513)	(179,995)	446	(553,732)
Other income (expenses):
Interest income	1,960	4,723	9,203	15,177
Impairment of long-term investment in affiliate	(745)	—	(745)	—
Other income (expenses), net	373	(30)	875	(80)

Total other income, net	1,588	4,693	9,333	15,097
Income (loss) before income taxes and cumulative effect of change in accounting principle	(4,925)	(175,302)	9,779	(538,635)
Income tax expense (benefit)	(1,770)	4,990	4,500	10,990

Income (loss) before cumulative effect of change in accounting principle	(3,155)	(180,292)	5,279	(549,625)
Cumulative effect of change in accounting principle, net of income taxes	—	—	(579,338)	—

Net loss	$(3,155)	$(180,292)	$(574,059)	$(549,625)

Other comprehensive expenses, net of income taxes:
Foreign currency translation adjustment	(275)	(65)	(318)	(109)
Unrealized loss gain on short-term investments	(385)	(1,606)	(786)	(890)

Comprehensive loss	$(3,815)	$(181,963)	$(575,163)	$(550,624)

Basic earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.06)	$(3.35)	$0.10	$(10.28)
Cumulative effect of change in accounting principle	—	—	(11.05)	—

Net loss per share	$(0.06)	$(3.35)	$(10.95)	$(10.28)

Diluted earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.06)	$(3.35)	$0.10	$(10.28)
Cumulative effect of change in accounting principle	—	—	(10.80)	—

Net loss per share	$(0.06)	$(3.35)	$(10.70)	$(10.28)

Shares used to compute basic earnings per share	55,063	53,832	52,408	53,455
Shares used to compute diluted earnings per share	55,063	53,832	53,667	53,455

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(574,059)	$(549,625)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,755	603,972
Tax benefit from disqualifying dispositions	3,022	10,900
Amortization of employee stock-based compensation	664	2,903
Warrant issued in lieu of compensation	—	1,501
Loss on sale of investments and property and equipment	527	803
Undistributed net loss in earnings of affiliate	343	42
Impairment of long-term investment in affiliate	745	—
Write-off of acquired in-process research and development costs	1,396	—
Cumulative effect of change in accounting principle	579,338	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	11,276	(2,361)
Prepaid expenses and other	(2,868)	(749)
Accounts payable	316	929
Accrued compensation and related benefits	(1,269)	3,208
Other liabilities	(12,126)	(6,556)
Restructuring liability	3,300	—
Deferred revenue	440	10,135

Net cash provided by operating activities	52,800	75,102

Cash flows from investing activities:
Purchases of property and equipment	(12,707)	(12,762)
Proceeds from sales of property and equipment	16	37
Cash used in acquisitions, net of cash received	(202,800)	—
Purchases of short-term investments	(99,841)	(264,778)
Proceeds from maturities of short-term investments	190,660	198,191
Proceeds from sales of short-term investments	106,737	—
Purchase of long-term investment	(5,000)	(2,800)
Other	476	(63)

Net cash used in investing activities	(22,459)	(82,175)

Net cash flows from financing activities, sale of common stock	6,564	11,675

Effect of exchange rate changes on cash	(7)	334

Net increase in cash and cash equivalents	36,898	4,936
Cash and cash equivalents, beginning of period	64,032	89,494

Cash and cash equivalents, end of period	$100,930	$94,430

Noncash investing and financing activities:
Issuance of common stock and options in business combination	$37,754	$—
Issuance of treasury stock in business combination	$53,528	$—
Supplemental disclosure of cash flow information—cash paid for:
Interest	$37	$4
Income taxes	$1,230	$1,102

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2003 and 2002

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

Acquisition of PentaSafe Security Technologies, Inc.:

On December 9, 2002 the Company acquired all outstanding shares of PentaSafe Security Technologies, Inc. (PentaSafe) for cash of $185.0 million and approximately 4.2 million shares of common stock valued at approximately $55.7 million. The Company assumed warrants to purchase approximately 60,000 shares of the Company’s common stock valued at approximately $606,000. The Company assumed employee stock options to purchase approximately 3.8 million shares of the Company’s common stock valued at approximately $35.0 million, of which approximately $1.8 million was recorded as deferred employee stock-based compensation to be amortized over the remaining vesting period of the options. The Company also incurred approximately $5.2 million of direct acquisition costs, for a total purchase price of approximately $281.5 million. PentaSafe provided integrated security management solutions designed to ensure continuous compliance with security policies as well as to defend against security threats. The acquisition is intended to accelerate the Company’s presence in the security management market, broaden its customer base, and strengthen its security product portfolio and domain expertise.

The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over a 5-day period beginning two trading days before and ending two trading days after the terms of the acquisition were agreed to and announced (October 1, 2002). The fair values of the warrants and options assumed are calculated based on the Black-Scholes options pricing model using the single option valuation approach and the following assumptions:

	Warrants	Options
Estimated weighted-average life (in years)	2.8-5.9	2.9
Risk-free interest rate	2.0%-3.4%	1.97%
Volatility	85%-103%	103%

The results of operations of PentaSafe from the date of acquisition have been included in the Company’s condensed consolidated financial statements. The assets acquired and liabilities assumed at the date of acquisition were recorded at estimated fair values. Fair values of intangible assets acquired are based on an

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended March 31, 2003 and 2002

(Unaudited)

independent valuation prepared using estimates and assumptions provided by management. Fair value of tangible assets acquired and liabilities assumed were determined by management using estimates of current replacement cost, present value of amounts to be collected in the future, and other techniques. The preliminary purchase price allocation, subject to refinement of estimates used in the valuation of tangible assets and liabilities acquired, is as follows (in thousands):

Current assets	$9,854
Property and equipment, net	2,743
Other assets	294
Other intangible assets subject to amortization:
Purchased technology	16,014
Customer contracts	23,853
Publishing rights	1,262
Tradename	633
Deferred employee stock-based compensation	1,812
In-process research and development costs	1,368
Goodwill	245,597

Total assets acquired	303,430

Current liabilities	(13,035)
Deferred revenue	(8,919)

Total liabilities assumed	(21,954)

Net assets acquired	$281,476

The Company is amortizing other intangible assets on a straight-line basis over an estimated useful life of three years.

Approximately $1.4 million of the purchase price was allocated to in-process research and development projects. At the date of acquisition, these projects had not reached technological feasibility and had no future alternative minimum use. Accordingly, the value allocated to these projects was capitalized and immediately expensed in operations during the three months ended December 31, 2002.

PentaSafe had approximately 310 employees at the date of the acquisition. Prior to December 31, 2002 and in connection with the acquisition, the Company gave termination notices to 55 PentaSafe employees made redundant, and accrued $1.7 million related to their severance benefits. The estimated cost of terminating the employees was accounted for as part of the purchase price. Of the total number of employees to be terminated, 9 were in research and development, 26 were in sales and marketing, and 20 were in general and administration. As of March 31, 2003, 33 redundant employees had left the Company and the remaining 22 redundant employees are expected to leave on various dates through July 2003. During the three months ended December 31, 2002 and March 31, 2003, $864,000 and $608,000 respectively, were paid as termination benefits and $260,000 remained as a liability at March 31, 2003.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended March 31, 2003 and 2002

(Unaudited)

The following unaudited pro forma information shows the results of operations for the three and nine months ended March 31, 2003 and 2002 as if the PentaSafe acquisition had occurred at the beginning of the periods presented and at the purchase price established at the time of the acquisition (in thousands, except per share amounts):

	Three Months ended March 31,		Nine Months ended March 31,
	2003	2002	2003	2002
Revenue	$80,165	$84,872	$252,759	$230,086

Loss before cumulative effect of change in accounting principle	$(3,155)	$(184,286)	$(12,462)	$(562,175)

Net loss	$(3,155)	$(184,286)	$(591,800)	$(562,175)

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.06)	$(3.18)	$(0.24)	$(9.76)

Net loss	$(0.06)	$(3.18)	$(11.29)	$(9.76)

The pro forma results for the nine months ended March 31, 2003 exclude $1.4 million in charges for write-off of acquired in-process research and development costs, as such charges are non-recurring. The pro forma results for the three and nine months ended March 31, 2003 and 2002 include amortization of other intangible assets. The pro forma results for the nine months ended March 31, 2003 include $11.0 million related to non-recurring charges incurred by PentaSafe. The pro forma results do not include the results of operations of Marshal Software Ltd. (discussed below), as the effect of this acquisition was not material.

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

Acquisition of Marshal Software Ltd.:

On December 20, 2002 the Company acquired all of the outstanding shares of Marshal Software Ltd. (Marshal) for cash of $22.7 million and incurred approximately $300,000 of direct acquisition costs, for a total purchase price of approximately $23.0 million. Marshal provided enterprise content security solutions. The acquisition is intended to help the Company address its customers’ requirements for controlling and monitoring electronic data entering and leaving the organization and to add content security to its comprehensive range of solutions for messaging environments.

The results of operations of Marshal from the date of acquisition have been included in the Company’s condensed consolidated financial statements. In connection with the acquisition, intangible assets of $23.9 million were acquired, comprising $4.7 million of other intangible assets that are being amortized over three years, and goodwill of $19.2 million. Additionally, net liabilities of $917,000 were assumed in the acquisition.

3.	Change in Accounting Principle

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on July 1, 2002. SFAS No. 142 requires that companies stop amortizing goodwill and certain

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended March 31, 2003 and 2002

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

In accordance with SFAS No. 142, the Company discontinued amortization of goodwill, effective July 1, 2002. A reconciliation of previously reported net loss and earnings per share to the amounts adjusted for the exclusion of the amortization of acquired workforce and goodwill net of the related income tax effect follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Reported net loss	$(3,155)	$(180,292)	$(574,059)	$(549,625)
Add: Acquired workforce amortization, net of tax	—	436	—	1,308
Add: Goodwill amortization, net of tax	—	187,646	—	563,880

Adjusted net income (loss)	$(3,155)	$7,790	$(574,059)	$15,563

Reported basic earnings per share	$(0.06)	$(3.35)	$(10.95)	$(10.28)
Add: Acquired workforce amortization, net of tax	—	0.01	—	0.02
Add: Goodwill amortization, net of tax	—	3.49	—	10.55

Adjusted basic earnings per share	$(0.06)	$0.15	$(10.95)	$0.29

Reported diluted earnings per share	$(0.06)	$(3.35)	$(10.70)	$(10.28)
Add: Acquired workforce amortization, net of tax	—	0.01	—	0.02
Add: Goodwill amortization, net of tax	—	3.49	—	10.55

Adjusted diluted earnings per share	$(0.06)	$0.15	$(10.70)	$0.29

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended March 31, 2003 and 2002

(Unaudited)

Other intangible assets consist of the following (in thousands):

	Carrying amount	Accumulated Amortization	Net

	March 31, 2003
Purchased technology	$84,059	$48,817	$35,242
Customer lists	39,881	31,483	8,398
Customer contracts	24,829	2,549	22,280
Publishing rights	1,262	130	1,132
Tradenames	3,047	2,048	999
Patents	1,487	1,101	386

	$154,565	$86,128	$68,437

	June 30, 2002
Purchased technology	$64,297	$30,741	$33,556
Customer lists	39,881	21,514	18,367
Acquired workforce	8,570	4,748	3,822
Tradenames	2,414	1,380	1,034
Patents	1,487	729	758

	$116,649	$59,112	$57,537

Estimated future amortization of other intangible assets as of March 31, 2003 is as follows (in thousands):

Fiscal year ending June 30,
2003 (remaining 3 months)	$11,412
2004	34,328
2005	15,215
2006	7,482

Total	$68,437

Changes in goodwill during the nine months ended March 31, 2003 are as follows (in thousands):

Balance, June 30, 2002	$915,813
Acquired workforce reclassified, net of deferred tax	2,398
Impairment charge	(579,338)
Goodwill recorded in the acquisition of PentaSafe	245,597
Goodwill recorded in the acquisition of Marshal	19,164
Other adjustments	(272)

Balance, March 31, 2003	$603,362

4.	Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended March 31, 2003 and 2002

(Unaudited)

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company is currently evaluating the impact of adoption of SFAS No. 148 on its financial position and results of operation. The Company adopted the interim disclosure provisions of SFAS No. 148 effective January 1, 2003 and has provided the required disclosures in Note 6.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires additional disclosure for guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The Company adopted FIN 45 effective January 1, 2003, which did not have a material impact on the Company’s financial position or results of operations. The Company adopted the disclosure provisions of FIN 45 effective January 1, 2003 and has provided the required disclosures in Note 10.

5.	Other Liabilities

Other liabilities consist of (in thousands):

	March 31, 2003	June 30, 2002
Accrued sales and marketing costs	$8,288	$6,556
Sales tax payable	1,226	1,579
Facilities reserves	877	1,799
Accrued acquisition costs	838	183
Other	4,891	5,246

Other liabilities	$16,120	$15,363

At March 31, 2003 the Company’s facilities reserves for unoccupied office space in Portland, Oregon and Santa Clara, California were $791,000 and $86,000, respectively, which represent the total remaining liability under the lease agreements. At June 30, 2002, facilities reserves relating to the unoccupied office space in

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended March 31, 2003 and 2002

(Unaudited)

Portland, Oregon and Santa Clara, California amounted to $1.0 million and $0.8 million, respectively. These leases expire in December 2006 and June 2003, respectively.

6.	Stock Based Compensation Plans

The Company accounts for its employee stock option plans in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, the amortization of deferred employee stock-based compensation was $258,000 and $664,000 during the three and nine months ended March 31, 2003 and $429,000 and $2.9 million during the three and nine months ended March 31, 2002, respectively.

SFAS No 123, as amended by SFAS No 148, requires the disclosure of pro forma earnings as though the Company had adopted the SFAS No 123 fair value method since the Company’s inception. The fair value of stock-based awards to employees is calculated through the use of the Black-Scholes options pricing model, even though such model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The weighted-average fair values of the Company’s stock-based awards to employees during the three and nine months ended March 31, 2003 and 2002 are based on the single option valuation approach, forfeitures are recognized as they occur and it is assumed no dividends will be declared. In addition, the weighted-average fair value calculations were based on the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Estimated life (in years)	4.00	4.00	4.00	4.00
Risk-free interest rate	2.5%	3.5%	2.5%-3.3%	3.5%
Volatility	70%	82%	70%-75%	82%

For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized using the straight-line method over the options’ vesting period. The Company’s pro forma results are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Reported net loss	$(3,155)	$(180,292)	$(574,059)	$(549,625)
Employee stock-based compensation expense included in reported net income, net of income taxes	258	429	664	2,903
Total employee stock-based compensation determined under the fair value based method for all awards, net of income taxes	(21,341)	(13,640)	(55,575)	(34,927)

Pro forma net loss	$(24,238)	$(193,503)	$(628,970)	$(581,649)

Basic earnings per share:
As reported	$(0.06)	$(3.35)	$(10.95)	$(10.28)
Pro forma	$(0.44)	$(3.59)	$(12.00)	$(10.88)
Diluted earnings per share:
As reported	$(0.06)	$(3.35)	$(10.70)	$(10.28)
Pro forma	$(0.44)	$(3.59)	$(12.00)	$(10.88)

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended March 31, 2003 and 2002

(Unaudited)

7.	Restructuring Charge

During the three months ended December 31, 2002, the Company recorded a restructuring charge of $5.3 million related to redundancies at NetIQ resulting from the PentaSafe and Marshal acquisitions and the resizing of the combined businesses.

Prior to December 31, 2002, a total of 52 NetIQ employees were notified that they were being terminated pursuant to the restructuring plan. Of the total to be terminated, 15 were in research and development, 25 were in sales and marketing, 9 were in technical support, and 3 were in general and administration. As of March 31, 2003, 47 employees had left the Company and the remaining 5 redundant employees are expected to leave at various dates through June 2003. During the three months ended December 31, 2002 and March 31, 2003, $271,000 and $656,000 respectively, were paid as termination benefits and $133,000 remained as a liability at March 31, 2003.

The Company leases approximately 22,000 square feet of office space in Portland, Oregon under a five-year lease expiring January 2004. As part of the restructuring plan, the Company determined that it would no longer need this space for its operations for the remainder of the lease term and vacated the premises in December 2002. The quarterly rent for the unused space is approximately $110,000. Based on management’s assessment of market conditions, including the time required to sublease the facility, a liability of $474,000 was accrued during the three months ended December 31, 2002 as part of the restructuring charge. The amount accrued at March 31, 2003 represents the total remaining liability under the lease.

The Company also leases approximately 111,000 square feet of office space in Houston, Texas under two leases expiring September 2004 and October 2004. As part of the restructuring plan, the Company determined that it would no longer need this space for its operations for the remainder of the lease terms. One of the premises was vacated in February 2003 and the second was vacated in April 2003. The quarterly rent for both leases is approximately $468,000, in the aggregate. Based on management’s assessment of market conditions, including the time required to sub-lease these facilities, a liability of $2.8 million was accrued during the three months ended December 31, 2002 as part of the restructuring charge. The amount accrued at March 31, 2003 represents the total remaining liability under the agreements, except for the lease payment for the remaining occupied Texas facility, which is being charged to operations as period costs.

The following summarizes restructuring activity (in thousands):

	Employee Severance and Other Related Benefits	Facilities Consolidations	Total
Restructuring charge (Quarter ended December 31, 2002)	$1,060	$4,220	$5,280
Cash payments	(271)	—	(271)
Write-off of leasehold improvements	—	(868)	(868)

Restructuring liability at December 31, 2002	789	3,352	4,141
Cash Payments	(656)	(185)	(841)

Restructuring liability at March 31, 2003	133	3,167	3,300

Less current portion	(133)	(2,167)	(2,300)

Restructuring liability, net of current portion	$—	$1,000	$1,000

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended March 31, 2003 and 2002

(Unaudited)

8.	Tender Offer

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

On December 18, 2002, employees tendered options to purchase a total of 5,276,953 shares in connection with this offer. A total of 1,038,664 shares were retired from the plan as a result of the tender offer. Subject to continuing employment of the employees who tendered options, options to purchase a total of 2,910,958 shares are expected to be granted on June 20, 2003, which is six months and one day following the date when the Company canceled the options accepted for exchange.

The exercise price of the new options will be based on the higher of the fair market value of the Company’s common stock at the time of cancellation of the tendered option ($12.59) or the fair market value of the Company’s common stock on the date the new option is granted. The fair market value of the Company’s common stock will be equal to the highest of (i) the closing selling price per share on the trading day immediately before the date the price is set; (ii) the average of the high and low per share sales price on the date the price is set; or (iii) the closing selling price on the date the price is set, depending on the plan under which the tendered option was granted.

The exchange program is being accounted for in accordance with FIN 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25.

9.	Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Weighted average common shares outstanding	55,590	54,196	52,732	53,851
Weighted average common shares outstanding subject to repurchase	(527)	(364)	(324)	(396)

Shares used to compute basic earnings per share	55,063	53,832	52,408	53,455

Weighted average common shares outstanding	55,590	54,196	52,732	53,851
Weighted average common shares outstanding subject to repurchase	(527)	(364)	—	(396)
Outstanding options and warrants	—	—	935	—

Shares used to compute diluted earnings per share	55,063	53,832	53,667	53,455

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended March 31, 2003 and 2002

(Unaudited)

During the three and nine months ended March 31, 2003 and 2002 the Company had securities outstanding which could potentially dilute earnings per share, but were excluded in the computation of diluted earnings per share, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Outstanding options	678	1,448	—	1,806
Weighted average common shares outstanding subject to repurchase	527	364	—	396

Total	1,205	1,812	—	2,202

10.    Indemnification

The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that a NetIQ product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including but not limited to product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications are outstanding as of March 31, 2003. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be de minimus; accordingly, no liability has been recorded with respect to such indemnifications as of March 31, 2003.

The Company, at its discretion and in the ordinary course of business, subcontracts the performance of certain of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby they are indemnified for acts, such as personal property damage by its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnifications is not estimable; however, the Company has insurance policies that enable it to recover a portion of any such amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements and no material claims with respect to such indemnifications are outstanding as of March 31, 2003. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be de minimus; accordingly, no liability has been recorded with respect to such indemnifications as of March 31, 2003.

11.	Major Customer

Microsoft Corporation accounted for 13% and 23% of total revenue during the three and nine months ended March 31, 2003, respectively. Microsoft Corporation accounted for 34% and 30% of total revenue during the three and nine months ended March 31, 2002, respectively.

No single customer accounted for greater than 10% of net accounts receivable at March 31, 2003 or June 30, 2002.

12.	Subsequent Event

On April 3, 2003, the Company announced a reduction in force of approximately 110 employees, or approximately 7 percent of its worldwide workforce, substantially all of whom will terminate by June 30, 2003.

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

Overview

NetIQ is a leading provider of enterprise systems management software solutions for managing, securing and analyzing the key components of corporate enterprise computing infrastructure—from back-end networks and servers to front-end applications and Web servers. Historically focused on Microsoft Windows applications management, we have become a leading provider of software to test, migrate, administer, monitor, secure and analyze complex, distributed Windows-centric computer systems. Our UNIX and Linux modules introduced in fiscal 2002 and fiscal 2003 address our customers’ growing need to manage heterogeneous environments with cross-platform solutions, and enable them to manage more applications, servers and operating systems with our products. With the acquisition of PentaSafe, we also provide support for security management products running on the AS/400, as well as Unix and Windows systems. Businesses rely on proper functioning of their networks, operating systems, servers, applications, databases and hardware. Our comprehensive, integrated solutions address two broad areas that are critical to manage the performance, availability, security and utilization of this complex computing infrastructure:

•	Systems and Security Management, and

•	WebAnalytics

Our Systems and Security Management business unit is comprised of our business units formerly known as Systems Management and Security Management.

We were founded in June 1995 and completed our initial public offering in July 1999 with a follow-on offering in December 1999.

Significant Events in Fiscal 2003

Acquisition of PentaSafe Security Technologies, Inc.

On December 9, 2002 we acquired all outstanding shares of PentaSafe Security Technologies, Inc. (PentaSafe) for cash of $185.0 million and approximately 4.2 million shares of common stock valued at approximately $55.7 million. We assumed warrants to purchase approximately 60,000 shares of our common stock valued at approximately $606,000. We assumed employee stock options to purchase approximately 3.8 million shares of our common stock valued at approximately $35.0 million, of which approximately $1.8 million was recorded as deferred employee stock-based compensation to be amortized over the remaining vesting period of the options. We also incurred approximately $5.1 million of direct acquisition costs, for a total purchase price of approximately $281.4 million. PentaSafe provided integrated security management solutions designed to ensure continuous compliance with security policies as well as to defend against security threats. The acquisition is intended to accelerate our presence in the security management market, broaden our customer base, and strengthen our security product portfolio and domain expertise.

Reductions in Force; Restructuring

In light of our acquisition of PentaSafe, during the three months ended December 31, 2002 we adopted a plan to eliminate redundant positions in both the NetIQ and PentaSafe workforces and to vacate excess facilities as follows:

PentaSafe

As part of the acquisition and resizing of the combined businesses, we expect to terminate 55 employees of PentaSafe and accrued $1.7 million related to severance benefits. As of March 31, 2003, 37 of these employees have left the Company. The cost of terminating the employees was accounted for as part of the purchase price.

NetIQ

Under a restructuring plan we expect to terminate 52 employees of NetIQ and have vacated certain of our leased facilities, resulting in a total charge of $5.3 million reflected as a restructuring charge in our statement of operations. As of March 31, 2003, 47 of these employees have left the Company.

The remaining employees to be terminated under these plans will be terminated on various dates through July 2003.

In addition to the reductions in December 2002, on April 3, 2003, we announced a reduction in force of approximately 110 employees, or approximately 7 percent of our worldwide workforce, substantially all of whom will terminate by June 30, 2003.

Acquisition of Marshal Software Ltd.:

On December 20, 2002 we acquired all of the outstanding shares of Marshal Software Ltd. (Marshal) for cash of $22.7 million and incurred approximately $300,000 of direct acquisition costs, for a total purchase price of approximately $23.0 million. Marshal provides enterprise content security solutions. The acquisition is intended to help us address our customers’ requirements for controlling and monitoring electronic data entering and leaving the organization and add content security to our comprehensive range of solutions for messaging environments.

Tender Offer

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operations and productivity; essentially all of our employees participate in our option plan. Because many of the options held by our employees were underwater and therefore did not have the intended retentive effect, in November 2002 our Board of Directors approved an offer to exchange employees’ existing options for new options to be granted at least six months and one day after cancellation of the existing options. The offer and the right to withdraw expired on December 18, 2002. Employees tendered options to purchase a total of 5,276,953 shares. A total of 1,038,664 shares were retired as a result of the tender offer. Subject to continuing employment of the employees who tendered options, options to purchase a total of 2,910,958 shares are expected to be granted on June 20, 2003.

Newly Adopted Accounting Principle

We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on July 1, 2002. Upon adoption of SFAS No. 142, we recorded a one-time, non-cash charge of $579.3 million to reduce the carrying value of our goodwill from previous acquisitions. Our annual evaluation of the carrying value of goodwill will be conducted each year as of April 30. As required by SFAS No 142 we will perform evaluations more frequently if business conditions indicate an assessment in an interim period is warranted.

Licensing Agreement with Microsoft Corporation

On September 25, 2000, we entered into a licensing agreement with Microsoft Corporation whereby Microsoft licensed our Operations Manager product technology and source code for core operations management of Windows 2000 and Microsoft server applications. Under the agreement Microsoft is obligated to pay us a total of $175.0 million in license fees over a three-year period ending August 2003. License revenue recognized through March 31, 2003 and expected future revenue under the agreement is as follows (in thousands):

Fiscal year 2001	$25,000
Fiscal year 2002	85,000
Quarter ended September 30, 2002	25,000
Quarter ended December 31 2002	20,000
Quarter ended March 31, 2003	10,000

Revenue recognized through March 31, 2003	$165,000

Quarter ending:
June 30, 2003	$5,000
September 30, 2003	5,000

Expected future revenue	$10,000

Over the three-year life of the agreement, Microsoft has also agreed to spend $5.0 million per year and pay us an additional $5.0 million per year to market joint solutions of the parties. The $5.0 million paid to us is being recognized as a reduction in sales and marketing expenses as the related expenses are incurred.

Comparison of Three and Nine Months Ended March 31, 2003 and 2002

Results of operations of PentaSafe and Marshal have been included in the consolidated financial statements from the date of acquisition forward.

Total Revenue.    Total revenue is comprised as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Software license revenue	$40,320	$30,805	$107,908	$91,143
Software license revenue under Microsoft agreement	10,000	25,000	55,000	60,000

Total software license revenue	50,320	55,805	162,908	151,143
Service revenue	29,845	18,695	74,655	50,897

Total revenue	$80,165	$74,500	$237,563	$202,040

Percentage year-over-year change in revenue is as follows:

	Three Months Ended March 31, 2002 to 2003	Nine Months Ended March 31, 2002 to 2003
Software license revenue	31%	18%
Software license revenue under Microsoft agreement	(60)%	(8)%
Total software license revenue	(10)%	8%
Service revenue	60%	47%
Total revenue	8%	18%

Total Software License Revenue.    Total software license revenue declined during the three months ended March 31, 2003 by 10%, compared to the same period last year. The decline is a result of the expected decrease in revenue from Microsoft of $15.0 million, partially offset by inclusion of license revenue from our acquisitions of PentaSafe and Marshal and an increase in our core business for a total of $9.5 million.

Total software license revenue increased during the nine months ended March 31, 2003 by 8%, compared to the same period last year. The increase is a result of the inclusion of license revenue from our acquisitions of PentaSafe and Marshal and growth in our core business for a total of $16.8 million, partially offset by the expected $5.0 million decline in revenue from Microsoft.

Pursuant to the schedule of payments set forth in the agreement with Microsoft, software license revenue from Microsoft began a sequential decline in the quarter ended December 31, 2002, and has continued to decline in the March 31, 2003 quarter. We expect to receive $5.0 million in each of the remaining two quarters of the agreement.

Service Revenue.    Service revenue increased during the three and nine months ended March 31, 2003 compared to the same periods last year by 60% and 47%, respectively. The growth was due to additional maintenance fees associated with new software licenses, maintenance renewals by our existing customers, and inclusion of service revenue from our acquisitions of PentaSafe and Marshal. We expect our service revenue to grow as a percentage of total revenue, as the license revenue from Microsoft decreases, our installed base increases, and existing customers renew maintenance contracts.

Total Cost of Revenue.    Total cost of revenue increased to $10.3 million and $28.5 million during the three and nine months ended March 31, 2003 from $7.3 million and $19.9 million during the three and nine months ended March 31, 2002, representing increases of 42% and 43% during each of the respective periods. The increase in absolute dollars has resulted primarily from an increase in royalties, fulfillment costs, and costs associated with increase in personnel providing telephonic support, consulting and training services.

Cost of Software License Revenue.    Our cost of software license revenue includes the costs associated with royalties, software packaging, documentation such as user manuals, CDs, and other fulfillment costs, and non-employee commissions. Cost of software license revenue was $2.5 million and $7.1 million during the three and nine months ended March 31, 2003 compared to $854,000 and $2.8 million during the three and nine months ended March 31, 2002, respectively, representing 5%, 4%, 2% and 2% of related software license revenue in the respective periods. The increase primarily is due to increases in royalty expense and fulfillment costs. We expect cost of software license revenue to increase as a percentage of software license revenue in the future as the revenue from Microsoft declines.

Cost of Service Revenue.    Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services, and training services. Costs associated with training consist principally of labor, travel expenses, and training materials. Cost of service revenue was $7.8 million and $21.5 million during the three and nine months ended March 31, 2003, compared to $6.4 million and $17.2 million during the three and nine months ended March 31, 2002, respectively, representing 26%, 29%,

34% and 34% of related service revenue in the respective periods. The decrease in cost of service revenue as a percentage of service revenue primarily is attributable to a majority of our customers renewing their maintenance agreements and greater efficiencies in providing technical support services. We expect service revenue to increase to the extent our installed license base grows and, as a consequence, our cost of service revenue to increase in absolute dollars.

Sales and Marketing.    Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, and expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows, lead generation activities, and proportionately allocated facilities and information technology costs. Sales and marketing expenses were $36.4 million and $98.9 million, or 45% and 42% of total revenue during the three and nine months ended March 31, 2003, compared to $27.2 million and $78.9 million, or 37% and 39% of total revenue during the three and nine months ended March 31, 2002. The increase in absolute dollars resulted principally from our acquisitions of PentaSafe and Marshal and hiring of additional field sales, inside sales, and marketing personnel, which increased from 470 at March 31, 2002, to 597 at March 31, 2003, expanding our sales infrastructure, increasing the number of third-party channel partners, and incurring higher sales commissions. We expect sales and marketing expenses to slightly increase in absolute dollars in the three months ending June 30, 2003, and decrease in the following quarter as a result of the reduction in force announced in April 2003.

Research and Development.    Our research and development expenses consist primarily of salaries and other personnel-related costs, as well as facilities and information technology costs, consulting fees, depreciation, and proportionately allocated facilities and information technology costs. Research and development expenses were $19.9 million and $52.9 million, or 25% and 22% of total revenue during each of the three and nine months ended March 31, 2003, compared to $15.9 million and $44.7 million, or 21% and 22% of total revenue during the three and nine months ended March 31, 2002. This increase in dollar amount resulted principally from increases in research and development personnel from 417 at March 31, 2002 to 506 at March 31, 2003, primarily relating to our acquisitions of PentaSafe and Marshal. We expect research and development expenses to decline in absolute dollars in future periods.

General and Administrative.    Our general and administrative expenses consist primarily of personnel costs for finance and administration, as well as directors and officers insurance, professional services expenses such as legal and accounting fees, and proportionately allocated facilities and information technology costs. General and administrative expenses were $6.9 million and $17.7 million during the three and nine months ended March 31, 2003, compared to $5.7 million and $14.6 million during the three and nine months ended March 31, 2002. General and administrative expenses were 9% and 8% of total revenue during the three months ended March 31, 2003 and 2002, respectively. General and administrative expenses were 8% and 7% during the nine months ended March 31, 2003 and 2002, respectively. The increase in dollar amount was due primarily to increased staffing necessary to manage and support our growth and acquisitions, higher legal expenses, as well as higher premiums for directors and officers insurance. General and administrative personnel increased from 155 at March 31, 2002 to 191 at March 31, 2003. We believe that our general and administrative expenses will increase in absolute dollars as we expand our administrative staff, enhance our financial and accounting systems, and pay increased professional fees to manage our growth.

Employee Stock-Based Compensation.    Employee stock-based compensation was $258,000 and $664,000 during the three and nine months ended March 31, 2003, compared to $429,000 and $2.9 million during the three and nine months ended March 31, 2002. The decrease is due to fully vesting, and expensing, most of the options assumed in acquisitions prior to September 30, 2002. During the three months ending June 30, 2003, we expect to amortize approximately $159,000 of deferred employee stock-based compensation.

Write-off of Acquired In-process Research and Development.    During the nine months ended March 31, 2003, we expensed $1.4 million related to the acquisition of PentaSafe as a charge to operations associated with the purchase of in-process technology that had not reached technological feasibility.

In connection with the acquisition of PentaSafe in December 2002 we acquired technology consisting of both existing technology and in-process research and development. The valuation of acquired technology was made by applying the income forecast method, which considers the present value of free cash flows by product lines. The key elements of the acquired company’s development process include: design of user interface, developing code, integration with existing products, technical documentation, and testing. A project is considered technologically feasible when a prototype is available for beta or general release. At the date of acquisition, additional research and development effort was anticipated prior to the release of the products under development. Value was allocated to in-process research and development based on the discounted cash flow expected to be generated and considering the core technology resident in the in-process products, PentaSafe past experience with typical product life cycles, and expected demand from PentaSafe customers for new products. Acquired in-process technologies were charged to operations at acquisition, as the technologies did not have alternative future uses as of the date of the acquisition.

Amortization of Other Intangible Assets.    Amortization of other intangible assets acquired in connection with our acquisitions was $12.9 million and $31.8 million during the three and nine months ended March 31, 2003, compared to $10.4 million and $30.9 million during the three and nine months ended March 31, 2002. The increase in the amortization from the comparable periods in the prior fiscal year was due to the increase in other intangible assets from our acquisitions in December 2002. During the three months ending June 30, 2003, we expect to amortize approximately $11.4 million of other intangible assets.

Amortization of Goodwill.    During the three and nine months ended March 31, 2002, we amortized $187.7 million and $563.9 million of goodwill recognized in our acquisitions. We adopted SFAS No. 142 on July 1, 2002, and accordingly stopped amortizing goodwill on that date. The charge is non-operational in nature and is reflected as the cumulative effect of a change in accounting principle in the accompanying condensed consolidated statements of operations. In calculating the impairment charge, the fair values of the reporting units were estimated using a combination of the discounted cash flows and comparable transactions methodologies. There was no income tax effect of the change in accounting principle. As a result of the adoption of the SFAS No. 142, $2.4 million was reclassified from other intangible assets to goodwill relating to acquired assembled workforce.

Restructuring Charge.    During the nine months ended March 31, 2003, we recorded a restructuring charge of $5.3 million related to a plan to terminate 52 employees and vacate certain of our facilities that will no longer be used due to resizing the combined business after the acquisition of PentaSafe.

Income (Loss) from Operations.    We had loss from operations of $6.5 million and $180.0 million during the three months ended March 31, 2003 and 2002, respectively. We had income from operations of $446,000 during the nine months ended March 31, 2003 compared to a loss of $553.7 million during the nine months ended March 31, 2002. The loss during the three months ended March 31, 2003 primarily was the result of an increase in our operating expenses due to the inclusion of similar expenses from our acquisitions of PentaSafe and Marshal for the full quarter. Included in the loss during the three and nine months ended March 31, 2002 was amortization of goodwill of $187.6 million and $563.8 million, respectively. The decline in the loss during the nine-month period mainly was due to the adoption of SFAS No. 142, as a result of which we have stopped the amortization of goodwill. We anticipate that loss from operations will continue to increase in calendar year 2003 until revenues achieved from new products or other sources substantially exceed the anticipated revenue decline under the Microsoft agreement. In addition, as a result of our reduction in force announced in April 2003, we expect to reduce our operating expenses during the three month period ending September 30, 2003 compared to the three month period ending June 30, 2003.

Total Other Income, Net.    Total other income, net, principally represents interest income earned on our cash and cash equivalents and short-term investments. Total other income, net was $1.6 million and $9.3 million during the three and nine months ended March 31, 2003, compared to $4.7 million and $15.1 million during the three and nine months ended March 31, 2002. During the three months ended March 31, 2003 total other income, net includes $745,000 related to an impairment of a long-term investment in affiliate based on management’s assessment that the decline in value was other than temporary. The decrease in total other income, net primarily is the result of the use of $202.8 million cash in December 2002 for acquisitions and decreases in the yield on new investments as earlier investments mature.

Income Taxes.    We recorded income tax benefit of $1.8 million during the three months ended March 31, 2003 due to a loss incurred during the period, compared to an expense of $5.0 million during the three months ended March 31, 2002. We recorded income tax expense of $4.5 million and $11.0 million during the nine months ended March 31, 2003 and 2002, respectively. The decrease in the income tax expense incorporates a decrease in our effective tax rate from 39% for comparable periods during fiscal 2002 to 38% during fiscal 2003, in addition to a decrease in income in the current fiscal year. The tax benefit associated with the premature dispositions of stock by employees obtained pursuant to employee stock plans reduced federal and certain state income taxes currently payable to zero during fiscal 2003 and 2002.

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

Revenue Recognition

Revenue is generated from licensing software and providing services. We recognize revenue in accordance with accounting principles generally accepted in the United States of America, as set forth in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and AICPA SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. In accordance with these statements, revenue is recognized upon meeting each of the following criteria:

•	Existence of persuasive evidence of an arrangement. Persuasive evidence generally is a written purchase order, license agreement or contract;

•	Delivery of product and authorization keys. Delivery has occurred when media containing the software is shipped or, in the case of electronic delivery, the customer is given access to the software, and the authorization keys are shipped or made available to the customer electronically;

•	Fee is fixed or determinable. A fee is deemed to be fixed and determinable when it is not subject to subsequent refund or adjustment. If the fee is not fixed or determinable, revenue is recognized when the amounts become due and payable;

•	Collection is deemed probable; and

•	Vendor-specific objective evidence exists to allocate the total fee to all elements of the arrangement.

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

Deferred Revenue

License revenue is deferred for revenue recognition purposes when the criteria noted above are not met. Maintenance revenue is deferred and recognized ratably over the maintenance term, typically one year. Advance payments for our WebTrends Live services are deferred and revenue is recognized based on customer usage, generally the consumption of page views. Deferred consulting and training revenues are recognized as those services are performed.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates made in the accompanying financial statements are:

•	Allowance for Uncollectible Accounts—We provide an allowance for uncollectible accounts as part of our general and administrative expenses based on our assessment of the collectibility of specific customer accounts and an analysis of the remaining accounts receivable. The allowance decreased by $11,000 during the nine months ended March 31, 2003 which decreased general and administrative expenses. The actual write-offs for uncollectible accounts during the nine months ended March 31, 2003 were $430,000 and recoveries from previously written-off amounts were $167,000, resulting in an ending balance of $1.1 million at March 31, 2003. In the future, if our actual collections differ significantly from our assumptions it may result in additional charges to or decreases in our general and administrative expenses.

•	Allowance for Sales Returns—We provide an allowance for sales returns based on historical trends in product returns. Revenue is recognized net of the provision for sales returns. During the nine months ended March 31, 2003 we increased our allowance for sales returns by $700,000 reducing revenues commensurately and recorded $1.1 million in actual product returns, resulting in an ending balance of $1.2 million at March 31, 2003. If the actual future returns differ from our estimates, it may result in a decrease or increase in our revenue.

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

Upon adoption of SFAS No. 142, we ceased amortization of approximately $918.2 million of goodwill, including the reclassification of approximately $2.4 million of acquired workforce to goodwill. We also recorded a charge of $579.3 million because we determined that the carrying value of existing goodwill on July 1, 2002 exceeded its fair value. We will test goodwill for impairment as of April 30, 2003 and annually, as of the same date, thereafter. We will perform evaluations more frequently if business conditions indicate an assessment in an interim period is warranted. We periodically review the estimated remaining useful lives of our other intangible assets. A reduction in our estimate of remaining useful lives could result in increased amortization expense in future periods.

•	Vacated Office Space—We have various office spaces under lease in locations that have been vacated as of April 30, 2003. We may record a charge to our income statement when we decide to vacate facilities, based on management’s assessment of market conditions, the time required to sublease, and experience with subleasing. At March 31, 2003, lease payments for the remaining term of these leases, after the space is vacated, have been fully reserved as part of the facility reserve of $877,000 or restructuring liability related to facilities consolidation of $3.2 million. We continue efforts to market sub-leases to these facilities to mitigate our losses.

•	Provision for Income Taxes—The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. If we do not generate sufficient taxable income, the realization of these deferred tax assets may be impaired resulting in additional income tax expense. A valuation allowance is recorded to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Substantially all of the valuation allowance is attributable to the tax benefit of disqualifying dispositions of stock options and will be credited to equity when realized. The valuation allowance has been established to fully reserve these deferred tax assets due to uncertainty regarding their realizability.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. We are currently evaluating the impact of adoption of SFAS No. 148 on our financial position and results of operation. We adopted the interim disclosure provisions of SFAS No. 148 effective January 1, 2003 and have provided the required disclosures.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires additional disclosure for guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. We adopted the provisions of FIN 45 effective January 1, 2003, which did not have a material impact on our financial position or results of operations. We adopted the disclosure provisions of FIN 45 effective January 1, 2003 and have provided the required disclosures.

Liquidity and Capital Resources

At March 31, 2003, we had $100.9 million in cash and cash equivalents and $214.0 million in short-term investments, a decrease of $160.9 million from June 30, 2002. The primary reason for the decline during the nine month period was the use of approximately $202.8 million in our acquisitions of PentaSafe and Marshal during the three months ended December 31, 2002.

Our operating activities resulted in net cash inflows of $52.8 million and $75.1 million during the nine months ended March 31, 2003 and 2002, respectively. Sources of cash during these periods were primarily from net income after adjusting for non-cash charges. Primary non-cash charges were the cumulative effect of change in accounting principle of $579.3 million and depreciation and amortization of $41.8 million during the nine months ended March 31, 2003. The primary non-cash charge was depreciation and amortization of $604.0 million during the nine months ended March 31, 2002, principally from the amortization of goodwill and other intangibles. In addition, increases in assets and decreases in liabilities, net of acquired assets and liabilities, used cash during the nine months ended March 31, 2003 and 2002.

Our investing activities resulted in net cash outflows of $22.5 million and $82.2 million during the nine months ended March 31, 2003 and 2002, respectively. The principal uses of cash during the nine months ended March 31, 2003 were acquisitions of PentaSafe and Marshal for net cash outflows of $202.8 million. Other principal uses of cash during the nine months ended March 31, 2003 and 2002, were acquisitions of property and equipment of $12.7 million and $12.8 million, respectively, and purchases of short-term investments of $99.8 million and $264.8 million, respectively. Cash outflows also included a long-term investment of $5.0 million during the nine months ended March 31, 2003. The principal sources of cash during the nine months ended March 31, 2003 and 2002, were maturities of short-term investments of $190.7 million and $198.2 million, respectively, and proceeds from the sale of short-term investments of $106.7 million during the nine months ended March 31, 2003.

Financing activities generated cash of $6.6 million and $11.7 million during the nine months ended March 31, 2003 and 2002, respectively, from the proceeds of the exercise of stock options and issuance of shares under our employee stock purchase plan.

As of March 31, 2003, we do not have any significant debt commitments outstanding other than under operating leases.

Long-term Obligations

The following summarizes our significant contractual obligations as of March 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	2003(1)	2004	2005	2006	2007	2008
Operating lease payments	$2,069	$7,055	$4,774	$1,859	$1,196	$704
Contingent payment under technology purchase agreement	1,625	—	—	—	—	—

	$3,694	$7,055	$4,774	$1,859	$1,196	$704

(1)	Represents remaining 3 months of fiscal year

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

Our quarterly operating results have varied substantially from quarter to quarter in the past and likely will vary significantly in the future due to revenue fluctuations caused by many factors. Those factors include:

•	general economic conditions and the discretionary nature of our customers’ purchasing practices, IT budgets, and budget cycles;

•	the timing of new product introductions or enhancements by us, our competitors, and our platform vendors (such as Microsoft), resulting in purchase deferrals by our customers in anticipation of new products;

•	competitive conditions in the industry, including new products, product announcements, and special pricing offered by our competitors;

•	our success in introducing new products and enhancements, and the timing of their release;

•	our ability to complete specific sales transactions in a given quarter or fiscal year; and

•	the nature of the fees we charge to our customers (one-time perpetual license fees versus periodic subscription or service fees).

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

In September 2000, we licensed a substantial portion of our Operations Manager technology to Microsoft for $175.0 million, payable over three years. Microsoft may use the technology broadly with respect to Windows 2000, but its use is limited with respect to Windows NT. Microsoft has used that technology as the basis for its Microsoft Operations Manager 2000 or “MOM” product. We also agreed to provide limited engineering resources for a fee and to develop and market new products, or extended management packs (“XMPs”), that operate with MOM. We have received significant benefits from the agreement, but it also poses significant risks and challenges, including:

•	quarterly license revenue from Microsoft peaked at $25.0 million in the September 2002 quarter and has declined thereafter. License revenue recognized and expected future revenue under the agreement are as follows (in thousands):

Fiscal year 2001	$25,000
Fiscal year 2002	85,000
Quarter ended September 30, 2002	25,000
Quarter ended December 31 2002	20,000
Quarter ended March 31, 2003	10,000

Revenue recognized through March 31, 2003	$165,000

Quarter ending:
June 30, 2003	$5,000
September 30, 2003	5,000

Expected future revenue	$10,000

Because the payments under our agreement with Microsoft terminate in August 2003 and our license revenues from the Microsoft agreement will decline to $5.0 million per quarter for the remaining term of the agreement, we must increasingly generate significant incremental revenue from other sources to maintain overall revenue growth. Should Microsoft delay or withhold a scheduled license payment during a quarter, it could materially impact our revenue and profitability in that quarter.

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

In fiscal year 2002, our sequential quarterly revenue growth rates were approximately 10%, attributable in substantial part to our agreement with Microsoft. In fiscal 2003, the license revenue from Microsoft decreased in accordance with the agreement. As a consequence, we experienced sequential quarterly revenue growth rates below 5% in the first half of our fiscal year and, and for the first time, flat sequential revenue from the December quarter to the March quarter.

We have used the revenue resulting from our license with Microsoft to fund increased development of new products that came to market in calendar year 2002 and additional new products that we began to introduce in calendar 2003. Revenue resulting from these new products, together with products acquired in our acquisitions, will require greater sales and marketing efforts resulting in higher operating expenses. However, to achieve profitability we must increase revenue from non-Microsoft sources while reducing overall operating expenses.

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

To increase our revenue we also must continue to enhance our existing products and services and to develop new products, services and multiple-product solutions to address the increasingly sophisticated and varied needs of our existing and prospective customers. The development of new products, services, solutions, and enhancement of existing products and services, entail significant technical and business risks and require substantial lead-time and significant investments in product development. The market for some of our products is in the early stage of development, and we are recent entrants to such markets and face competition from established competitors. As is common in new and evolving industries, demand and market acceptance for recently introduced products and new market entrants are subject to high levels of uncertainty and risk. Furthermore, new products can quickly render obsolete products that were formerly in high demand, which may include products that currently provide us with significant revenue.

We have a history of losses and may experience losses in the future.

Since our inception, we have incurred significant net losses. Although we had a modest amount of net income of $1.3 million during the three months ended December 31, 2002, we reported net losses of $3.2 million, $572.2 million, $65.3 million, $523.8 million and $730.5 million, during the three months ended March 31, 2003 and September 30, 2002, and during fiscal 2000, 2001 and 2002, respectively, in accordance with accounting principles generally accepted in the United States of America. These losses principally resulted from amortization of goodwill and other intangible assets and other acquisition related charges. Effective July 1, 2002, we adopted SFAS No. 142, and accordingly for the three months ended September 30, 2002, we recorded an impairment charge of $579.3 million. We ceased amortization of goodwill on July 1 2002, and now test goodwill for impairment at least annually, as of April 30. If during the quarter ending June 30, 2003 we determine that goodwill has become impaired, we will be required to record additional charges which would negatively affect our operating results. In the quarter ended March 31, 2003, we recorded an impairment charge on an investment in a non-public company due to a decline in value judged to be other than temporary. If in the future we determine that such investments have further declined in value, we may record additional charges which would negatively affect our operating results. Excluding any potential goodwill or long-term investment impairment charges, we expect to experience a net loss in the quarter ending June 30, 2003. To the extent we have any unexpected expenses or do not achieve our revenue targets our results will be adversely affected, which may in turn adversely affect our stock price.

If recent and anticipated measures to re-size and reorganize our business are not successful, we may experience distraction of management, disruptions to operations and unanticipated expenses.

In light of our recent acquisitions and changing business environment, we have adopted and anticipate adopting a number of measures to align our expenses with anticipated revenues and better prepare ourselves to exploit our target markets.

In December 2002, as part of our acquisition of PentaSafe we restructured our business, terminated 52 employees from NetIQ and 55 employees from PentaSafe. As a result of these measures, we recorded a charge of approximately $5.3 million related to the NetIQ restructuring, including employee termination benefits and reserves for facilities that were vacated, and a charge of approximately $1.7 million for termination benefits related to terminated PentaSafe employees.

In April 2003, we announced a reduction in force of approximately 110 employees, or approximately 7 percent of our worldwide workforce, including four senior executives, designed to reduce operating costs by combining our systems and security business units and streamlining our organizational structure. In addition, we announced that effective July 1, 2003, we expect to re-align our sales force from a territory orientation to a named account orientation to better focus on our existing customer base. At the same time, we are aligning our products into solution sets. The focus on specific customer needs and product solution sets, together with our recent implementation of a value-based sales approach, is intended to enable us to meet customer needs more quickly and achieve more cost-effective sales operations.

To the extent we engage in these and other organizational changes in the future, we may be required to incur additional costs and expenses. These measures, and any future steps we may adopt, may result in distraction of management, operational disruption or negative impact on customer service and satisfaction. To the extent we are unsuccessful in implementing these changes, we may not realize the intended operational improvements and cost reductions, and our business and financial condition would be adversely affected.

We have recently experienced several changes in our senior management team.

In January 2002, Charles M. Boesenberg joined the Company as President and Chief Executive Officer, and on August 1, 2002 Mr. Boesenberg was named Chairman of the Board of Directors, in each instance replacing Ching-Fa Hwang, a co-founder of NetIQ who remains a member of the Board. In December 2002, Flint J. Brenton, Senior Vice President and General Manager, Security Management and Administration, resigned upon our completion of the acquisition of PentaSafe. Upon completion of the acquisition of PentaSafe, Douglas J. Erwin, formerly CEO of PentaSafe, joined us as General Manager, Security Management, and he was appointed to the Board in January 2003.

In April 2003, as a result of the combination of our Systems and Security business units, and other efforts to streamline our business, we announced the departure of four members of our executive team. Richard J. Pleczko, Senior Vice President of Worldwide Marketing, Mr. Erwin, General Manager of the Security business unit and William D. Vance, Senior Vice President of Engineering for the Security business unit, resigned their positions as officers of the Company effective April 15, 2003. Glenn S. Winokur will continue as Chief Operating Officer until June 30, 2003 when he will leave the Company and will not be replaced. Although Mr. Erwin resigned his position as an officer, he will remain a member of the Board of Directors.

Our success will depend to a significant extent on our ability to assimilate these changes in our leadership team and to retain the services of our executive officers and other key employees. We do not have employment contracts for a defined term with our employees, including our executives and key employees. If we lose the services of one or more of our executives or key employees, including if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with us, this could harm our business and affect our ability to successfully implement our business objectives.

Failure to manage our growth, improve our infrastructure, and satisfactorily implement new information and fulfillment systems may adversely affect our business.

We have grown rapidly, including through acquisitions. Our growth has resulted in new and increased responsibilities for our management personnel and the need to effectively manage multiple geographic locations, develop new products that utilize the assets and resources of the combined entities, and further develop cost-effective standards, controls, procedures and policies. If we do not succeed in addressing these challenges or any other problems encountered in connection with our growth, our business, operating results and financial condition could be adversely affected.

Our growth has resulted in a need to upgrade our operational, financial, and management information systems. In particular, we have been required to improve our accounting and financial reporting systems, in order to accommodate our growth on a global basis and to meet the requirements of a changing regulatory environment. To meet these challenges we implemented a new customer relationship management system in fiscal 2002, and are continuing the process of modifying and refining it to better meet our needs. We also implemented an enterprise resource planning system during the December 2002 quarter and are in the process of modifying and refining it to better meet our needs. Most recently, we have implemented eServices technology that provides self-service support capabilities to our customers. While we believe that these systems will enable us to operate more efficiently and will enhance our ability to provide timely and accurate reporting, the failure of any of these systems could impact our ability to sell and deliver our products which could in turn materially and adversely impact our business including our ability to meet our revenue and expense targets.

Changes in accounting regulations could negatively affect market perception of our results and the way we do business.

The accounting rules applicable to our business have undergone significant changes in recent years, and future changes in accounting regulations and related interpretations and policies, particularly those related to expensing of employee stock options, could cause us to account for our business in ways that may adversely affect our operating results. As permitted by SFAS No. 123 Accounting for Stock-Based Compensation, currently we apply Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock option plans. Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. A change in accounting rules that would require us to change the way we account for such options to include a deferred compensation liability on our balance sheet and to include the deemed expense associated with such options in our statement of operations may, if adopted, reduce operating income or increase operating losses as a result of these non-cash expenses. In such an event, investor perception of our results of operations may be adversely affected and our stock price may fall.

Changes in the way we do business may impact our operating results by changing the manner in which we are required to account for sales.

There have been various changes in the enterprise software business that may impact the manner in which we do business. We currently sell most of our software licenses on a “perpetual” basis, which enables us to recognize the majority of revenue received in connection with the sale promptly upon consummation of the sale. However, certain software vendors are moving towards a subscription-based model in which periodic fees are charged for use of the software. If customers increasingly demand that we sell licenses to our software on a subscription basis, or otherwise charge a periodic fee for its use, it will delay our recognition of revenue for that sale and will decrease the revenues attributable to such sales during the reporting period in which the sale is made (although the revenue will continue to be recognized in subsequent periods). If substantial portions of our license sales are converted to a subscription basis, this could materially impact our revenues during the initial quarters in which the change is implemented.

We base a substantial portion of our marketing, sales strategy, and product development on our relationship with Microsoft.

We believe that our success in penetrating target markets for our systems management products depends in part on our ability to maintain a strong strategic relationship with Microsoft. Our relationship with Microsoft is important to validate our technology, facilitate broad market acceptance of our products, and enhance our sales, marketing, and distribution capabilities. On the other hand, Microsoft provides various products and management features that include competitive and overlapping capabilities to some of the solutions we offer on the Microsoft platform, and may expand its presence in this and other markets in the future. For example, Microsoft Operations Manager 2000 provides various manageability capabilities also provided by our AppManager products. Microsoft also may determine to discontinue or diminish our relationship at the conclusion of our current agreement in September 2003.

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

We derive a substantial portion of our revenues from customers outside the United States and are continuing to expand our international operations. We recently have established operations in Galway, Ireland to provide customer support and shared administrative services for the Europe-Middle East-Africa region. With our December 2002 acquisition of Marshal, we now have development, support, and administrative services operations in New Zealand. We also maintain offices in Japan and the United Kingdom, as well as a number of other foreign locations, to provide sales and sales support. Our international operations are subject to a variety of risks, including:

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

We have made investments in and acquired companies in the past, including our acquisitions of PentaSafe and Marshal in December 2002. We may in the future acquire or make investments in complementary companies, products, services, and technologies. The risks we may encounter in connection with an acquisition or investment include:

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

The consideration paid in connection with an investment or acquisition also impacts our operating results and financial condition. For example, during the quarter ended December 31, 2002 we spent $202.8 million in cash for the acquisitions of PentaSafe and Marshal. To the extent we pay cash for future acquisitions our cash reserves will be further reduced. To the extent we issue shares of stock or other rights to purchase stock, including options and other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs (such as of acquired in-process research and development costs), restructuring charges, and goodwill and other intangible assets that are subject to impairment and can result in future impairment charges. In the quarter ended March 31, 2003, we recorded an impairment charge on an investment in a non-public company due to a decline in value judged to be other than temporary. To the extent such investments further decline in value, we may be required to record additional charges which would negatively affect our operating results.

We face competition from a number of existing competitors, as well as potential new competitors, which could result in loss of market share and diminished profits.

We currently face competition from a number of sources, including:

•	Customers’ internal information technology departments that develop or integrate system and application monitoring tools for their particular needs;

•	Application vendors who bundle management solutions with their products;

•	Providers of network and systems management framework products such as Computer Associates International, Inc., Hewlett-Packard Company, and International Business Machines Corporation;

•	Providers of systems management solutions such as BMC Software, Inc., Concord Communications, Inc., and Precise Software Solutions, Ltd.;

•	Providers of content security solutions such as Clearswift Limited, Tumbleweed Communications Corp., Trend Micro, Inc., SurfControl plc, and Websense, Inc.;

•	Vendors of Internet servers, operating systems, and networking hardware. In particular, Microsoft Corporation, Oracle Corporation, Sun Microsystems, Inc., and others that bundle systems management solutions with their products;

•	Providers of administration products such as Quest Software, Inc. and BindView Corporation;

•	Providers of security solutions such as Internet Security Systems, Inc., Network Associates, Inc., Symantec Corporation, and BindView Corporation;

•	Providers of hosted web analytics solutions such as WebSideStory, Inc.;

•	Providers of eBusiness intelligence solutions such as Accrue Software, Inc. and the NetGenesis products from SPSS Inc.; and

•	Web management service providers and vendors, such as consulting firms, web design firms, Internet audit firms, site management vendors, Internet service providers, and independent software vendors.

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

Our success is heavily dependent on proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights in our products and services. These laws and procedures provide only limited protection. We presently have 13 issued patents in the United States, 22 pending patent applications in the United States, 1 issued foreign patent, and 20 pending patent applications in certain foreign jurisdictions. However, these patents may not provide sufficiently broad protection or they may not be enforceable in actions against alleged infringers. As well, despite precautions that we take, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our current or future products or to independently develop similar or superior technology or design around the patents we own. Policing unauthorized use and transfer of our software is difficult and software piracy can be expected to be a persistent problem. In licensing our products, other than in enterprise license transactions, we typically rely on “shrink wrap” or “clickwrap” licenses that are not signed by licensees. Such licenses may be unenforceable, in whole or in part, under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

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

Third parties may claim that our current or future products infringe their proprietary rights, and these claims, whether they have merit or not, could harm our business by increasing our costs or reducing our revenue. For example in January 2003, BMC Software, Inc. (“BMC”) filed suit against us alleging that NetIQ’s AppManager product infringes a BMC patent, and that we are infringing a BMC trademark. Although we believe these claims to be without merit, claims such as these could affect our relationships with existing customers and may discourage future customers from purchasing our products. The intensely competitive nature of our industry and the importance of technology to our competitors’ businesses may enhance the likelihood of being subject to third party claims of this nature. Any such claims, even if without merit, could be time consuming, result in potentially significant litigation costs or damages, cause product shipment delays and require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on commercially favorable terms or at all. Such claims could also force us either to stop selling, incorporating or using products or services that incorporate the challenged intellectual property or to redesign those products or services that incorporate such technology. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry grows and the functionality of products in different industry segments overlaps.

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

Our business is transacted principally in United States dollars. During the nine months ended March 31, 2003, 8% of our invoices were in currencies other than the United States dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Belgium, Canada, Denmark, France, Germany, Italy, Japan, New Zealand, Singapore, Spain, Sweden, Switzerland, and the United Kingdom. We believe that a natural hedge exists in some local currencies, as local currency denominated revenue offsets some of the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of March 31, 2003, we had no hedging contracts outstanding.

At March 31, 2003 we had $100.9 million in cash and cash equivalents, and $214.0 million in short-term investments. Based on our cash, cash equivalents and short-term investments at March 31, 2003 a 10% change in interest rates would change our annual interest income and cash flows by approximately $630,000.

ITEM 4.    CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for recording, processing, summarizing, and reporting the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On January 30, 2003, BMC Software, Inc. (“BMC”) filed suit against us in the U.S. District Court for the Southern District of Texas. The initial compliant alleged that unidentified NetIQ products infringe a BMC patent, and that we are infringing a BMC trademark. On May 1, 2003, subsequent to our filing of a motion for a more definite statement, BMC filed an amended complaint that principally restates the prior allegations and additionally alleges that our AppManager product infringes the BMC patent. BMC seeks injunctive relief, compensatory and treble damages, interest and attorneys’ fees. We believe we have meritorious defenses to these claims and intend to contest the litigation vigorously.

ITEM	6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number		Description

99.1		Sarbanes-Oxley Section 906 Certification.

(b	)	Reports on Form 8-K

A current report on Form 8-K was filed on April 3, 2003 announcing certain organizational changes and reaffirming our guidance regarding our revenue for the quarter ended March 31, 2003.

A current report on Form 8-K was filed on April 24, 2003, reporting our financial results as of and for the three and nine months ended March 31, 2003, and providing guidance for the three months ending June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Act, NetIQ Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 8th day of May, 2003.

NETIQ CORPORATION

By:	/s/ JAMES A. BARTH
James A. Barth Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Charles M. Boesenberg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NetIQ Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

/s/ CHARLES M. BOESENBERG
President and Chief Executive Officer

May 8, 2003

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

/s/ JAMES A. BARTH
Senior Vice President and Chief Financial Officer

May 8, 2003