Form 10-K
period 2003-06-30
NETIQ CORP
filed 2003-09-09
CIK 1084827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    Annual Report Pursuant To Section 13 or 15(d)

of The Securities Exchange Act of 1934

For the fiscal year ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act rule 12b-2).  Yes  ☒  No  ☐

As of December 31, 2002, the aggregate market value of Registrant’s voting stock held by non-affiliates was approximately $648.3 million based upon the closing sales price of the Common Stock as reported on the Nasdaq National Stock Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 31, 2002, the Registrant had outstanding 55,441,947 shares of Common Stock.

Certain sections of Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on November 13, 2003 are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

NetIQ Corporation

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED JUNE 30, 2003

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

PART I

ITEM 1.     BUSINESS

Overview

NetIQ is a leading provider of systems and security management and web analytics software solutions for assuring, analyzing and optimizing the performance, availability and security of our customers’ IT infrastructure and web sites. Historically focused on Microsoft Windows applications management, we have become a leading provider of software to test, migrate, administer, monitor, secure and analyze complex, distributed Windows-centric computer systems. Our UNIX and Linux modules introduced during fiscal 2002 and fiscal 2003 address our customers’ growing need to manage heterogeneous environments with cross-platform solutions, and enable them to manage more applications, servers and operating systems with our products. With the acquisition of PentaSafe Security Technologies, Inc. (PentaSafe) in December 2002, we now provide security management products running on AS/400 as well as on UNIX and Windows systems.

Businesses rely on proper functioning of their networks, operating systems, servers, applications, databases, and hardware. Our comprehensive, integrated solutions address two broad areas that are critical to managing the performance, availability, security, and utilization of this complex computing infrastructure:

•	Systems and security management, and

•	Web analytics.

Our Systems and security management business unit is comprised of our business units formerly known as Performance and Availability Management, and Security Management and Administration.

We provide free of charge through a link on our web site, www.netiq.com, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as amendments to those reports, and Proxy Statements, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission.

Markets and Products

Today’s organizations are highly dependent on computer systems to conduct their business operations. The typical information technology environment is characterized by distributed information systems and networks that support multiple business-critical applications for financial reporting, human resources, enterprise resource planning, supply chain management, customer relationship management, and email, as well as industry specific applications. In addition to the internal networks connecting employees with these computing services in multiple locations, the Internet has become an essential medium for connecting businesses with customers, suppliers, investors, and employees.

The critical nature of these systems and their growing complexity has placed increasing pressure on systems managers and chief information officers to provide reliable and highly available operations. These infrastructures must be kept secure and available 24 hours per day, 7 days per week, and must be able to support widely distributed global organizations. Failure to ensure these service levels can result in substantial costs, including loss of productivity and corporate revenue.

To keep their infrastructures running smoothly, many companies employ large departments of skilled systems managers and administrators. This approach has proven expensive and ineffective for many companies due to the scarcity of such highly skilled staff, the high cost of recruiting and retaining them, and the increasingly complex environments they must manage. To improve management efficiency and effectiveness, businesses are increasingly using systems management software solutions such as those offered by NetIQ. We offer products in the following three broad areas:

Systems Management.    The primary function of our systems management software is to promptly identify and provide immediate notification of and automated response to system problems such as application failures, system software crashes, hardware failures, slow email response time, and insufficient capacity. Our software continually monitors the performance, responsiveness, and availability of systems and applications and evaluates the capabilities of network services so that systems administrators can plan and budget for additions, upgrades and configuration changes and respond to actual or threatened degradation.

Windows, UNIX and Linux Management.    Windows server operating systems (Windows NT Server, Windows 2000 Server editions, and Windows Server 2003) represent a large and growing share of the platforms that businesses turn to for deploying their mission critical applications. However, many applications continue to run on UNIX and other non-Windows platforms, and the Linux platform is gaining momentum in the marketplace, leading to the proliferation of complex, heterogeneous environments typically including multiple servers running multiple enterprise-wide applications, often from remote locations. The growth and deployment of varied systems and applications in highly complex computing environments have created a number of unique performance and systems management challenges. These challenges range from basic tasks, such as monitoring central processing unit utilization, memory and disk-space availability, to complex tasks such as monitoring Internet traffic, email response times, and database performance. We offer the following products to address these challenges:

•	AppManager Suite is a comprehensive set of programs for managing, diagnosing, and analyzing the performance and availability of distributed Windows, UNIX, and Linux-based operating systems. AppManager also supports server applications, such as Exchange, SQL, Oracle, SAP R/3, Lotus Domino, BlackBerry, and multiple web and database servers. AppManager agents run on managed servers and applications while the management functions and configurations are defined from an operator console.

•	Extended Management Pack (XMP) Modules for Microsoft Operations Manager 2000 (MOM) provide value-added management capabilities that enable MOM to manage Windows NT and non-Microsoft platforms and applications.

•	AppAnalyzer for Exchange supplies analytics information regarding the use of Microsoft Exchange across the enterprise, including message traffic analysis, delivery times and content notification. Storage and usage reports generated by this product may be used to optimize performance, help maintain secure environments, and generate internal cost allocations.

VoIP and Network Management.    Because network performance is essential to continuous and consistent availability of all critical services throughout the infrastructure, systems administrators routinely test the impact of new applications on the network to identify and correct potential network performance problems and continually monitor application performance across the network to ensure that user requirements and service levels are being met. Increasingly, companies are migrating voice communications onto existing Internet protocol based computer network infrastructures by use of a technology called Voice over Internet Protocol or VoIP. Pre-deployment tests of the network to predict performance and assess readiness and post-deployment monitoring to maintain consistent performance are critical for a smooth VoIP implementation and high quality operations. We offer the following VoIP Management solutions:

•	Vivinet Manager Suite is a set of programs for real-time monitoring, management and reporting of the performance and availability of a user’s entire VoIP environment. These programs enable the user to quickly diagnose problems with call quality, call system health and network performance, and to automate problem management and response from a single console. Vivinet Manager Suite modules and connectors also provide integration with many of the most common third-party VoIP tools and utilities.

•	Vivinet Assessor is designed to predict how well VoIP will work on a network prior to deployment by simulating VoIP traffic and producing in-depth reports, including executive summary and detailed reports to help pinpoint where network improvements need to be made.

•	Vivinet Diagnostics is designed to quickly pinpoint call quality problems in VoIP networks and to easily explain reasons for reduced call quality. Vivinet Diagnostics software is designed to reduce the time needed to resolve voice quality issues and to reduce the skills required for VoIP troubleshooting, in both pre- and post-deployment environments.

•	Chariot is designed to measure and predict end-to-end performance of networked applications. The detailed performance data collected by Chariot enables users to optimize network performance, eliminate unnecessary upgrades and determine when network loads will necessitate new equipment. Using simulated real-world application loads, Chariot generates application traffic to evaluate the effect changes will have on existing applications.

    In July 2003, we granted Ixia exclusive distribution rights to our Chariot products in the United States and Canada through December 31, 2004, as well as a perpetual license to the source code for the Chariot products to develop and distribute derivative products. In addition to the license rights, Ixia was granted an option to purchase assets associated with our Chariot products. The option may be exercised commencing September 1, 2004 and expires on January 15, 2005.

Security Management.    The volume, complexity, importance and sensitivity of the data produced across the enterprise requires sophisticated automated policies for administering and securing the computing infrastructure against internal and external threats. To manage internal threats associated with the violation of user policies or the misuse of access, directory services, corporate resources and intellectual property, businesses typically use administration products. External threats are typically addressed with perimeter-based products such as firewalls, intrusion detection, and anti-virus servers. Traditionally, security and administration problems have been addressed separately using specific products to solve individual problems.

Policy and Compliance Management.    We provide solutions to manage security policy and compliance across an IT organization with the following products:

•	VigilEnt Policy Center automates policy management best practices by enabling IT administrators to create security policies, distribute them online, educate employees, and track and report compliance.

•	Marshal Content Security Solutions enforce acceptable use policies for email, web and instant messaging environments and also provide content security, anti-spam and anti-virus capabilities.

Administration and Identity Management.    We provide solutions that deliver more efficient and secure access by automating processes for provisioning user accounts, enabling users to perform self-service without involving an IT help desk and enabling IT operations to administer their security systems and identity repositories. We offer the following solutions to address these challenges:

•	Security Administration Suite consists of a set of integrated products that provide secure distributed administration for Windows NT 4 and 2000/Active Directory, Exchange 5.5 and 2000, and other Windows resources. These products enable a user to more easily deploy products from multiple vendors; administer access, group policies, file and storage systems and mailboxes; and configure hardware, networks, file systems and security files.

•	VigilEnt Password Manager enables enterprise-wide password management by providing password synchronization, self-service password reset and automated password policy enforcement. In addition, the product automatically tracks and logs all password activity, enabling administrators to access, search and sort data for comprehensive auditing, improved service management and heightened security.

•	Migration Suite is a suite of configuration, consolidation, and migration tools that accelerate the transition to Windows 2000/Active Directory or Exchange 2000 or between platforms, while minimizing the impact on IT resources and end-users.

Vulnerability and Configuration Management.    We provide leading solutions that deliver automated, multi-platform protection to configure systems and identify and correct vulnerabilities. These products proactively improve system availability by establishing security configuration baselines, continuously audit for security vulnerabilities and help correct exposures before they result in security breaches or costly downtime. We offer the following solutions to address these challenges:

•	VigilEnt Security Manager enhances system availability by establishing security configuration baselines across heterogeneous systems, continuously audits for security vulnerabilities, and helps correct exposures before they result in security breaches or costly downtime.

•	Security Analyzer is a flexible, enterprise-scale vulnerability assessment product for Windows, Solaris, and Linux platforms. Security Analyzer identifies vulnerabilities, supplies detailed correction instructions, and audits compliance with security policies.

Incident and Event Management.    We provide leading solutions that automate the management and analysis of log data, intrusions and events from multiple security devices. These products help organizations solve several related business security problems: detecting and preventing intrusions, managing security events in real-time, consolidating excessive security event logs for long-term log and trend analysis and managing multiple firewall reporting systems. We offer the following solutions to address these challenges:

•	Security Manager provides an advanced, central security console for real-time security event monitoring and automated response, host-based intrusion detection, event log consolidation and security configuration management. Security Manager scales to thousands of servers and workstations, integrates with security solutions from third-party vendors, and captures, consolidates, correlates and manages security event information from a single console.

•	VigilEnt Log Analyzer provides an enterprise solution for log archival and consolidation, security event analysis and log forensics. It enables security officers and administrators to analyze security events from a wide variety of operating systems, firewalls, intrusion detection systems and other infrastructure components.

•	Firewall Suite provides in-depth analysis of incoming and outgoing activity through firewall, VPN and proxy servers. This product enables network and firewall administrators to move beyond reactive operations management to proactive network management, eliminating issues and risks before they arise.

Convergence of Systems and Security Management.    We believe that systems management and security management solutions are converging as enterprises seek to improve the efficiency and effectiveness of managing their environments and reduce their cost of operations. To respond to this need, we have embarked upon a strategy of “convergence” focused on unifying our systems and security management product lines.

Currently, many of our security management and administration products share data and leverage common features such as reporting, discovery, and asset management. However, over the next twelve to eighteen months we expect to configure our products to offer significant consolidation of information onto the same computer console. In the longer term, we intend to offer the ability to use common agents that can be enabled to perform security, administration and systems management functions. This consolidation is expected to provide solutions that more effectively manage the breadth of problems enterprises face. We believe our integrated products will improve the efficiency and effectiveness of customers’ IT operations and provide them significant cost savings. As a leading provider of both security and systems management solutions, NetIQ believes it is uniquely positioned to take advantage of these trends and requirements.

Web Analytics.    In recent years, there has been an increased focus on building external and internal web sites for business functions (eCommerce, information distribution, and customer/employee self-service). As a result, web sites have become an integral part of overall business strategy, facilitating communications with customers, vendors, employees, and investors. Successful Web-based strategies require an understanding of how visitors interact with the company’s Internet and intranet sites and how various online and offline initiatives translate into bottom line results. Businesses need a means of forecasting, tracking, and integrating historical visitor data with other corporate and market databases in order to optimize these business functions, thereby reducing costs and growing revenues through higher returns on marketing investments. We offer the following products to address these challenges:

•	WebTrends Intelligence Suite provides a broad view of Web visitor activity that can be used to interpret user experience, determine marketing effectiveness, understand how visitors are using the site and analyze eCommerce performance. This suite includes a Web data warehouse, pre-defined and custom reports, tables and graphs, powerful analysis tools and integration with content management systems.

•	WebTrends Reporting Series delivers real-time, accurate answers to improve visitor acquisition, conversion and retention so that our customers can maximize the effectiveness of their web sites. We deliver WebTrends Reporting Series, at the customer’s option, through either software that is purchased and operated at the customer site or a hosted service that we provide to the customer.

•	WebTrends Log Analyzer Series delivers fast and easy-to-use Web traffic reporting for small businesses. Offered in two editions, Log Analyzer offers broad functionality at an entry-level price and provides comprehensive reports intended for use by small businesses.

Relationship with Microsoft

On September 25, 2000 we entered into a licensing agreement with Microsoft Corporation whereby we granted Microsoft a perpetual, non-exclusive license to our Operations Manager product technology and source code for core operations management of Windows 2000 and Microsoft server applications. We have received a total of $175.0 million in license fees over a three-year period starting November 2000 and ending August 2003. License revenue from the Microsoft agreement was $25.0 million during fiscal 2001, $85.0 million during fiscal 2002, $60.0 million during fiscal 2003, and will be $5.0 million in the first quarter of fiscal 2004. Over the three-year period, Microsoft also agreed to spend $5.0 million per year and pay us an additional $5.0 million per year to market joint solutions of the parties. The amounts paid to us to market joint solutions are being recognized as a reduction of sales and marketing expenses as the related expenses are incurred.

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

Field and Inside Sales.    We market our software and services through our domestic and international field sales offices in the following locations:

•	United States: Alpharetta, GA; Bedminster, NJ; Bellevue, WA; Encinitas, CA; Fairfax, VA; Houston, TX; Morrisville, NC; New York, NY; Portland, OR; Rosemont, IL; San Clemente, CA; and San Jose, CA;

•	International: Antwerp, Belgium; Auckland, New Zealand; Calgary, Canada; Copenhagen, Denmark; Frankfurt, Germany; Galway, Ireland; Hamburg, Germany; Johannesburg, South Africa; Milan, Italy; Munich, Germany; Paris, France; Sao Paulo, Brazil; Seoul, South Korea; Singapore; Staines, United Kingdom; Stockholm, Sweden; Sydney, Australia; Tokyo, Japan; Toronto, Canada; and Vienna, Austria.

During fiscal 2003, our direct sales organization was organized to include geographically focused field sales representatives, teamed with inside sales representatives. Starting in fiscal 2004 we re-organized our field sales force to reflect principally a named account focus. Each of our sales representatives is supported by system engineers who assist with pre-sales activities.

Typically, our field sales process includes an initial sales presentation in person or over the phone, a product demonstration, a product evaluation period, a closing meeting and a purchasing process. Our sales process normally takes 30 to 180 days depending on the product, but this process can be longer for larger customers or enterprise-wide opportunities. A majority of our sales are from repeat customers who often purchase additional software and our complementary products as their environments become more complex, their needs change, and as we introduce new products.

Value Added Resellers, System Integrators, Distributors and Original Equipment Manufacturers.    The NetIQ Authorized Reseller Program provides training, technical support and priority communications, and facilitates joint sales and marketing activities with our channel partners. Our channel sales representatives focus on managing the sales activities of our regional channel partners and the branch sales offices of our national reseller partners. As of June 30, 2003 we had approximately 670 third-party channel partners who resold our products and provided services to our customers worldwide. Our top ten channel partners represented approximately 16% and 14% of our worldwide license revenue, in the aggregate, during fiscal 2003 and 2002, respectively.

International Revenue.    International revenue represented 23%, 18%, and 26% of total revenue during fiscal 2003, 2002 and 2001, respectively. Total revenue includes domestic revenue from the Microsoft agreement of $60.0 million, $85.0 million and $25.0 million during fiscal 2003, 2002 and 2001, respectively. We anticipate that as we expand our international sales efforts and as revenue from the Microsoft agreement ceases in August 2003, the percentage of revenue derived from international sources will increase. Currently, a majority of our international business is conducted in U.S. dollars. Our international operations are subject to a variety of risks—see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results” for more information regarding these risks.

Pricing.    We typically license our software to customers under non-exclusive, perpetual license agreements priced on a per-server or per-user basis. Our web analytics hosted service typically is sold on a page-view basis and customers are charged based on usage and time. Original purchases of maintenance and renewal maintenance are priced at specified percentages of the related list prices or license fees as specified in the contract. Training and consulting services generally are priced on a daily rate.

Our ability to increase our market share and sell our products in new markets depends on many factors including our relationships with multiple indirect marketing channels in the United States and internationally, competitive conditions and changes in the way our products are priced. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results” for more information regarding these risks.

Marketing

Our marketing programs are designed to inform customers about the capabilities and benefits of our products and services, to connect our sales force with prospective customers and to attract third parties who can serve as distributors and resellers of our products and services. Our marketing efforts include participation in industry trade shows, technical conferences, technology seminars, preparation of competitive analyses, sales training, publication of technical and educational articles in industry journals, targeted database-driven direct response communications, advertising, public relations, and analyst and press tours.

We often work with third parties to expand the market for our products. We have cooperative business relationships with developers of Windows and UNIX-based systems, including Dell Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation, Oracle Corporation, Sun Microsystems, Inc., and Unisys Corporation. We have similar relationships with developers of applications and technologies, including Akamai Technologies, Inc., Check Point Software Technologies Ltd., Cisco Systems, Inc., Research in Motion Limited, Trend Micro Inc., and Veritas Software Corporation. As part of these relationships, we often cooperate in our engineering efforts and develop joint marketing programs with these partners.

We have a range of relationships with systems integration and consulting organizations that may recommend or sell our products to their customers or where we cooperate in serving joint customers. Examples of these relationships include Avanade Inc., Electronic Data Systems Corp., HP Services, IBM Global Services, and Siemens AG.

Customer Support and Services

Customers typically purchase software maintenance which includes software updates with each new product license. Customers are provided an annual option to renew this maintenance agreement. Our technical support organization provides product support to our current customers and to prospective customers in connection with pre-sales evaluations. Our support offerings are two tiered and include 24 hours per day, 7 days per week in our premium level offering. Both tiers provide self-service support on our web site as well as telephone and email support.

Our professional services group provides implementation and other services. Our training courses focus on enabling customers and partners to successfully implement, use and manage our products in their respective environments in a timely and cost-effective manner. End-user training is provided on a regularly scheduled basis at our training facilities in Houston, Texas, Portland, Oregon and Staines, United Kingdom and through our authorized training partners.

Research and Development

Our research and development organizations are responsible for the design, development and release of our products. These groups are organized into product management, development, quality assurance, documentation and localization disciplines and by major product families. Members from each discipline form separate product teams that work closely with sales, marketing and customer support to better understand market needs and user requirements. Additionally, we have a well-developed information feedback loop with our customers designed to enable us to respond to and address their changing system and systems management requirements. We also purchase or license third-party technology to shorten the time to market. The focus of our research and development efforts is to bring new products and services as well as new versions of existing products to market quickly in order to keep pace with the rapid evolution of technology and increasing customer demands. During fiscal 2003, 2002 and 2001, research and development expenses were $71.1 million, $61.0 million and $39.6 million, respectively, representing 23%, 22% and 24%, respectively, of total revenue in each of those years.

Competition

The markets we address are rapidly evolving and highly competitive, and we expect competition in our markets to persist and intensify. Our competitors frequently introduce new products and continually enhance existing products. We believe the key criteria our customers apply when evaluating our products compared to those of our competition include functionality, performance, reliability, ease of installation and use; price and total cost of ownership of our products relative to those of our competitors; the breadth of our product lines; and the quality of our sales, support and service. We may not be able to compete successfully against current and future competitors and such inability would materially and adversely affect our business, future quarterly and annual operating results and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results” for more information regarding these risks.

We currently face competition from a number of sources, including:

•	customers’ internal information technology departments that develop or integrate systems management, security management, or web analytics tools for their particular needs;

•	application vendors who bundle management solutions with their products such as Oracle Corporation and SAP AG;

•	providers of network and systems management framework products such as Computer Associates International, Inc., Hewlett-Packard Company, and International Business Machines Corporation;

•	providers of performance and availability management solutions such as BMC Software, Inc., Concord Communications, Inc., and Veritas Software Corporation;

•	providers of content security solutions such as Clearswift Limited, Tumbleweed Communications Corp., Trend Micro, Inc., Postini Corporation, Brightmail, Inc., SurfControl plc, and Websense, Inc.;

•	vendors of Internet servers, operating systems or networking hardware, such as Microsoft Corporation, Sun Microsystems, Inc., and others that bundle systems management solutions with their products;

•	providers of administration products such as BindView Corporation and Quest Software, Inc.;

•	providers of security management solutions such as BindView Corporation, Computer Associates International, Inc., International Business Machines Corporation, Internet Security Systems, Inc., Network Associates Technology, Inc., and Symantec Corporation;

•	web management service providers and vendors, such as consulting firms, web design firms, Internet audit firms, site management vendors, Internet service providers and independent software vendors;

•	providers of eBusiness intelligence solutions such as the NetGenesis products from SPSS, Inc.; and

•	providers of hosted web analytics solutions such as Coremetrics, Inc., Omniture, Inc., and WebSideStory, Inc.

Intellectual Property

Our success is dependent in part upon our proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secret protection, confidentiality procedures and contractual provisions to protect our intellectual property rights in our technology. These laws, procedures and agreements provide only limited protection. We presently have 15 issued patents in the United States, 20 pending patent applications in the United States, 3 issued foreign patents, and 24 pending patent applications in certain foreign jurisdictions. There is no assurance that our patent applications will result in issued patents or that our issued patents will be upheld if challenged. While we seek protection for our intellectual property rights in certain countries outside the United States where we do business, effective protection for our intellectual property rights may not be available in every country in which we market our products or services.

We license technology from third parties for our products and certain components of our products. We intend to continue to license technology from third parties to enhance our products and build our product portfolio.

We are not aware that any of our products infringe any valid and enforceable intellectual property rights of third parties. However, on January 30, 2003 BMC Software, Inc. (BMC) filed suit against us in the U.S. District Court for the Southern District of Texas alleging that our AppManager product infringes a BMC patent, and that we infringe a BMC trademark. This litigation has now been stayed and the court has ordered that BMC submit its claims to arbitration. We believe we have meritorious defenses to these allegations, and intend to defend any adversarial proceedings vigorously, although there is no assurance we will be successful. See “Legal Proceedings” for additional information regarding the matter.

We expect that software product developers such as NetIQ increasingly may be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any infringement claim brought against us by a third-party, with or without merit, could result in costly and time-consuming litigation, divert management’s attention and resources, and cause product delays or lost sales. Any such infringement claim could also require us to enter into royalty or licensing agreements that may not be available on terms acceptable to us, if at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results” for more information regarding these risks.

Employees

As of June 30, 2003 we had 1,364 employees, 529 of whom were in sales and marketing, 442 in research and development, 206 in customer support and services, and 187 in general and administration. None of our employees is represented by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good. For a discussion of our need to attract and retain additional qualified personnel, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results” for more information regarding these risks.

Executive Officers

The following table sets forth information regarding our executive officers as of June 30, 2003.

Name	Age	Position
Charles M. Boesenberg	55	President, Chief Executive Officer, and Chairman of the Board of Directors
James. A. Barth	60	Senior Vice President, Finance and Administration, and Chief Financial Officer
Betsy E. Bayha	52	Vice President, General Counsel and Secretary
Holly E. Files	47	Senior Vice President, Worldwide Support and Services
Steven M. Kahan	41	Senior Vice President, Marketing
Thomas R. Kemp	37	Senior Vice President, Corporate Strategy and Development
Mark P. Marron	42	Senior Vice President, Worldwide Sales
Daniel J. Meub	50	Senior Vice President, General Manager Web Analytics
Richard M. Schell	53	Executive Vice President, Products

Charles M. Boesenberg joined NetIQ as President and Chief Executive Officer in January 2002 and was named Chairman of the Board of Directors in August 2002. Prior to joining NetIQ, he was President of Post PC Ventures, a management and investment group from March 2000 to December 2001. From December 1998 to February 2000, Mr. Boesenberg served as President and Chief Executive Officer of Integrated Systems, Inc., a provider of embedded systems software. Before joining Integrated Systems, Mr. Boesenberg was President and Chief Executive Officer of Magellan Corporation, which was the surviving corporation of a merger with Ashtech, Inc., a position that he assumed in January 1995 with Ashtech. Magellan specializes in satellite navigation and communication products. Mr. Boesenberg has held senior executive positions with a number of leading high-technology companies including International Business Machines Corporation and Apple Computer, Inc. Mr. Boesenberg served as a member of the Board of Directors of Symantec Corporation, a provider of Internet security technology, from June 1994 until September 12, 2002, but did not participate in Symantec Corporation board meetings after assuming his position with NetIQ. Mr. Boesenberg currently serves as a member of the Board of Directors of Maxtor Corporation, a provider of hard disk drive storage products and solutions, where he serves on the Compensation Committee. Mr. Boesenberg served as a member of the Board of Directors of Epicor Software, a provider of integrated enterprise software solutions for mid-market companies, from December 2000 until May 2003. Mr. Boesenberg holds a B.S. in mechanical engineering from the Rose Hulman Institute of Technology and a M.S. in business administration from Boston University.

James A. Barth was named Senior Vice President, Finance and Administration, and Chief Financial Officer of NetIQ in November 2001, and for the period November 2000 to November 2001 he served as Senior Vice President, Finance, Chief Financial Officer and Secretary of NetIQ. From March 1999 to November 2000, he served as Vice President, Finance, Chief Financial Officer and Secretary of NetIQ. From November 1997 until March 1999, Mr. Barth served as the Vice President, Chief Financial Officer and Secretary of Interlink Computer Sciences, a developer of enterprise networking software designed for the IBM mainframe platform. From October 1994 to November 1997, Mr. Barth served as Executive Vice President, Chief Financial Officer and Secretary of MagiNet, a provider of interactive entertainment and information systems. Mr. Barth also served as the Chief Financial Officer of Rational Software from July 1982 to March 1994. Mr. Barth holds a B.S. in business administration from the University of California at Los Angeles and is a certified public accountant.

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

Holly E. Files was named Senior Vice President, Worldwide Support and Services in April 2003, and for the period of February 2002 through March 2003 she served as our Vice President, Worldwide Services and Support. From July 2001 until February 2002, she served as the Chief Information Officer of 800.com. Ms. Files served as Vice President of Worldwide Services for WebTrends Corporation from November 1998 and continued in that position after it was acquired by NetIQ until July 2001. From July 1997 until November 1998, she served as Executive Director of Operations at Radiant Systems/RapidFire, a point-of-sale systems provider for the retail sector. Prior to her position at Radiant, Ms. Files served as Vice President of Technical Services for Clientele Software, a provider of CRM solutions, Director of Professional Services at ParcPlace/Digitalk, a supplier of object-oriented software engineering tools, and held management positions at several software companies.

Steven M. Kahan joined NetIQ as Senior Vice President, Marketing in December 2002 after PentaSafe was acquired. At PentaSafe, he served as Vice President of Marketing from September 2000 to December 2002. From June 1999 to September 2000, Mr. Kahan served as Chief Executive Officer of e-Security Inc., a provider of enterprise security management software. From August 1998 to June 1999, he served as Chief Operating Officer of Allen Systems Group, Inc., a provider of professional services and software solutions for information management, operations management, and applications management. From March 1995 to August 1998, he served as Director of Marketing at TriMark Technologies, Inc., a leading provider of software solutions for the life insurance industry, acquired by PeopleSoft, Inc. in June 1998. Prior his position at TriMark, Mr. Kahan was employed in various marketing positions by Andersen Consulting from December 1992 to February 1995 and by Knowledgeware from January 1985 to December 1992. In addition to his position at NetIQ, Mr. Kahan presently serves as Chairman of the Human Firewall Council, an organization of private and public sector security experts, and is on the Board of Advisors for the Center of Information Security Awareness of Kennesaw State University. Mr. Kahan holds a B.A. in communications from Illinois State University.

Thomas R. Kemp was named Senior Vice President, Corporate Strategy and Development in July 2002. Since joining NetIQ in January of 1996 as a founding team member, Mr. Kemp has held various management positions at NetIQ. From January 2002 to June 2002, he served as Senior Vice President and General Manager of Performance and Availability Management. From November 2000 to December 2001, Mr. Kemp served as Senior Vice President of Products, and from June 2000 to October 2000, he was Vice President of Products. From May 1997 to May 2000, Mr. Kemp served as Vice President of Marketing, and from January 1996 until April 1997, he served as Director of Products of NetIQ. From August 1993 to November 1995, he held various management positions at Compuware Corporation, a provider of software tools and professional services to boost business productivity. From July 1992 to July 1993, Mr. Kemp served as Manager of System Engineers at EcoSystems until its sale to Compuware. Prior to July 1992, he held various consulting and marketing positions at Oracle Corporation, a database management company. Mr. Kemp holds a B.S. in computer science and history from the University of Michigan.

Mark P. Marron joined NetIQ as Senior Vice President, Worldwide Sales in August 2001. Prior to joining NetIQ, from 1999 to August 2001, Mr. Marron served as General Manager Worldwide Channel Sales for Computer Associates International Inc., a provider of software and services that enable organizations to manage their IT environments. From 1997 to 1999, he served as Senior Vice President of Channel Sales and Operations for Europe, Middle East and Africa, from 1993 to 1997, he served as Senior Vice President of Channel Sales for United States and from 1991 to 1993, he served as Vice President of Telesales at Computer Associates International, Inc. From 1989 to 1991 he served as District Sales Manager/Account Manager at On-Line Software International, and from 1988 to 1989, he was National Account Manager at Information Sciences, Inc. Mr. Marron holds a B.S. in computer science from Montclair State University.

Daniel J. Meub was named Senior Vice President, General Manager, Web Analytics in February 2002. He served as Senior Vice President, eServices of NetIQ after WebTrends Corporation was acquired in March 2001. At WebTrends, Mr. Meub served as Chief Operating Officer from February 2000 to March 2001, Senior Vice President of Marketing and Sales from April 1999 to February 2000 and Vice President of Marketing from December 1998 to April 1999. From December 1996 to October 1998, Mr. Meub served as the President and Chief Executive Officer of Adaptive Solutions Inc., a supplier of forms processing software and imaging solutions for the health care and governmental markets, which filed a voluntary petition for bankruptcy protection. From January 1995 to November 1996, Mr. Meub served as the Executive Vice President of Marketing and Product Development of Now Software Inc., a supplier of time management and utility software. Mr. Meub has served in a variety of sales and marketing roles since 1976. Mr. Meub holds a B.A. from Stanford University and a M.B.A. from Northwestern University.

Richard M. Schell was named Executive Vice President Products in April 2003, and for the period June 2002 through March 2003 he served as our Chief Technology Officer and General Manager, Performance and Availability Management. From February 2001, to June 2002, Dr. Schell was self-employed. Dr. Schell served as the Chief Executive Officer of iSharp, a provider of hosted solutions to monitor and administer site infrastructure performance, from September 1999 to February 2001, when the company filed for bankruptcy protection. From October 1994 to February 1998, he served as Senior Vice President, Product Development, at Netscape Communications, a provider of open client, server and integrated applications software. He holds an A.B., M.S. and a Ph.D. in computer science from the University of Illinois.

ITEM 2.     PROPERTIES

Our corporate and administrative headquarters and certain research and development and sales and marketing personnel are located at the 85,000 square foot facility that we own in San Jose, California.

We lease properties primarily in the following locations to house our research and development, sales and marketing, and general and administrative personnel:

Location	Area leased (sq. feet)	Lease expiration
Houston, Texas(1)	226,000	October 2004, November 2004, and July 2005
Portland, Oregon(2)	98,000	January 2004 and December 2006
Morrisville (Research Triangle Park), North Carolina	23,000	September 2004
Manukau (Auckland), New Zealand(3)	12,100	April 2004
Staines, United Kingdom	11,000	March 2008
Galway, Ireland	6,400	December 2008
Bellevue, Washington	5,200	June 2005
Norwell (Boston), Massachusetts(4)	5,100	July 2005
Tokyo, Japan	4,200	June 2005

(1)	Includes 111,000 square feet of office space vacated as part of our December 2002 restructuring plan of which 35,000 square feet are sub-leased starting July 2003.
(2)	Includes 22,000 square feet of office space vacated as part of our December 2002 restructuring plan of which 8,000 square feet of unoccupied office space is sub-leased starting September 2003.
(3)	Includes 4,000 square feet of sub-leased office space.
(4)	Unoccupied office space acquired in connection with the PentaSafe acquisition. The remaining liability has been fully reserved as part of goodwill.

We also lease various other smaller properties in the United States and foreign countries primarily for our sales and marketing personnel. A majority of these leases are for a period of less than one year. We believe that our properties are in good condition, adequately maintained and suitable for the conduct of our business. Certain of our lease agreements provide options to extend the lease for additional specified periods. For additional information regarding our obligations under leases, see Note 13 to the Consolidated Financial Statements.

ITEM 3.     LEGAL PROCEEDINGS

On January 30, 2003 BMC Software, Inc. (BMC) filed suit against us in the U.S. District Court for the Southern District of Texas (Court). The initial complaint alleged that unidentified NetIQ products infringe a BMC patent and that we are infringing a BMC trademark, and sought injunctive relief, compensatory and treble damages, interest, and attorneys’ fees. On May 1, 2003 subsequent to our filing of a motion for a more definite statement, BMC filed an amended complaint that principally restated the prior allegations and additionally alleged that our AppManager product infringes the BMC patent. On May 12, 2003 we filed a motion to compel arbitration and stay proceedings, arguing that the claims asserted by BMC’s complaint were subject to arbitration under arbitration clauses in two agreements earlier entered into between NetIQ and BMC. On August 22, 2003 the Court entered an order granting our motion and ruled that all proceedings in the lawsuit must be stayed and that BMC’s patent and trademark infringement claims must be submitted first to arbitration for resolution. We believe we have meritorious defenses to these claims and intend to contest any adversarial proceedings vigorously.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the Nasdaq National Stock Market under the trading symbol “NTIQ”. The following table presents the range of high and low closing prices for our common stock for the two years ended June 30, 2003:

	Year Ended June 30,
	2003		2002
	High	Low	High	Low
Fourth Quarter	$16.86	$10.89	$24.52	$19.15
Third Quarter	$15.20	$11.00	$37.23	$20.27
Second Quarter	$17.74	$10.35	$37.05	$23.32
First Quarter	$21.72	$14.50	$39.75	$20.10

The number of record holders of the shares of our common stock was 249 as of August 31, 2003, which does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. Based on the number of annual reports requested by brokers, we estimate that we have approximately 14,000 beneficial owners of our common stock.

We have never declared or paid any cash dividends on shares of our common stock and do not expect to do so in the foreseeable future. We anticipate that all future earnings, if any, generated from operations will be retained to develop and expand our business. Any future decision to pay cash dividends will depend on our growth, profitability, financial condition and other factors our Board of Directors may deem relevant.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with our Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended June 30,
	2003	2002*	2001*	2000*	1999
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Software license revenue	$205,707	$207,848	$125,670	$37,235	$18,433
Service revenue	104,517	70,391	41,267	10,685	3,136

Total revenue	310,224	278,239	166,937	47,920	21,569

Cost of software license revenue	10,090	4,048	2,114	800	755
Cost of service revenue	29,329	23,483	10,213	2,217	1,260
Amortization and impairment of purchased technology*	25,436	21,109	8,976	658	—

Total cost of revenue	64,855	48,640	21,303	3,675	2,015

Gross profit	245,369	229,599	145,634	44,245	19,554

Operating expenses:
Sales, marketing and general and administrative	155,932	126,823	89,846	29,456	15,032
Research and development	71,105	61,016	39,607	10,109	4,344
Employee stock-based compensation	796	3,247	2,001	696	1,928
Amortization of other intangible assets	18,520	20,198	9,940	1,002	—
Impairment of goodwill	330,484	—	—	—	—
Write-off of acquired in-process research and development	1,396	—	2,663	10,693	—
Restructuring charge	5,280	—	816	—	—
Amortization of goodwill	—	751,763	535,770	62,524	—

Total operating expenses	583,513	963,047	680,643	114,480	21,304

Loss from operations	$(338,144)	$(733,448)	$(535,009)	$(70,235)	$(1,750)

Cumulative effect of change in accounting principle, net of income taxes	$(579,338)	$—	$—	$—	$—

Net loss	$(908,741)	$(730,488)	$(523,833)	$(65,328)	$(1,642)

Basic and diluted earnings per share:
Loss before cumulative effect of change in accounting principle	$(6.19)	$(13.74)	$(12.48)	$(3.59)	$(0.47)
Cumulative effect of change in accounting principle	(10.88)	—	—	—	—

Net loss per share	$(17.07)	$(13.74)	$(12.48)	$(3.59)	$(0.47)

Consolidated Cash Flow Data:
Cash provided by operations	$47,124	$99,263	$52,880	$4,036	$2,026
Net cash (used in) provided by investing activities	(48,086)	(53,163)	(181,456)	35,812	(1,353)
Purchases of property and equipment	(15,291)	(15,609)	(42,595)	(2,243)	(1,366)
Cash (used in) provided by acquisitions, net	(202,312)	—	6,768	—	—
Purchases of long-term investments	(5,000)	(2,800)	—	—	—
Cash provided by (used in) financing activities	13,803	(72,184)	30,454	138,167	5,603

	June 30,
	2003	2002	2001	2000	1999
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$76,095	$64,032	$89,494	$187,610	$9,634
Short-term investments	237,281	411,861	377,287	145,916	—
Working capital	264,462	430,416	423,951	311,709	4,443
Other intangible assets	56,245	57,537	97,175	35,005	—
Goodwill	272,561	915,813	1,672,628	1,330,886	—
Total assets	753,770	1,548,643	2,322,529	1,721,761	18,354
Long-term obligations, net of current portion	—	—	—	—	205
Total stockholders’ equity	655,207	1,461,460	2,249,892	1,685,722	5,799

*	During fiscal 2003, we reclassified from operating expenses to cost of revenue the amortization of purchased technology for fiscal 2002, 2001 and 2000. The reclassification did not change total revenue, net loss, or earnings per share. See Note 6 to Consolidated Financial Statements.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

 RESULTS OF OPERATIONS

Overview

NetIQ is a leading provider of systems and security management and web analytics software solutions for assuring, analyzing and optimizing the performance, availability and security of our customers’ IT infrastructure. Historically focused on Microsoft Windows applications management, we have become a leading provider of software to test, migrate, administer, monitor, secure and analyze complex, distributed Windows-centric computer systems. Our UNIX and Linux modules introduced during fiscal 2002 and fiscal 2003 address our customers’ growing need to manage heterogeneous environments with cross-platform solutions, and enable them to manage more applications, servers and operating systems with our products. With the acquisition of PentaSafe in December 2002, we now provide security management products running on AS/400 as well as UNIX and Windows systems.

Businesses rely on proper functioning of their networks, operating systems, servers, applications, databases, and hardware. Our comprehensive, integrated solutions address two broad areas that are critical to managing the performance, availability, security and utilization of this complex computing infrastructure:

•	Systems and security management, and

•	Web analytics.

Our Systems and security management business unit is comprised of our business units formerly known as Performance and Availability Management, and Security Management and Administration.

We were founded in June 1995 and completed our initial public offering in July 1999 with a follow-on offering in December 1999.

Significant Events

Acquisition of PentaSafe Security Technologies, Inc.

On December 9, 2002 we acquired all outstanding shares of PentaSafe Security Technologies, Inc. (PentaSafe) for cash of $185.0 million and approximately 4.2 million shares of common stock, valued at approximately $55.7 million. We also assumed warrants to purchase approximately 60,000 shares of our common stock valued at approximately $606,000, and assumed employee stock options to purchase approximately 3.8 million shares of our common stock valued at approximately $35.0 million, of which approximately $1.8 million was recorded as deferred employee stock-based compensation to be amortized over the remaining vesting period of the options. We also incurred approximately $5.2 million of direct acquisition costs, for a total purchase price of approximately $281.5 million. PentaSafe provided integrated security management software solutions designed to ensure continuous compliance with security policies as well as to defend against security threats. We acquired PentaSafe to accelerate our penetration of the security management market, broaden our customer base, and strengthen our security product portfolio and domain expertise.

Acquisition of Marshal Software Ltd.

On December 20, 2002 we acquired all of the outstanding shares of Marshal Software Ltd. (Marshal) for cash of $22.7 million and incurred approximately $300,000 of direct acquisition costs, for a total purchase price of approximately $23.0 million. Marshal provided enterprise content security solutions. We acquired Marshal to help us address our customers’ requirements for controlling and monitoring electronic data entering and leaving the organization and to add content security to our comprehensive range of solutions for messaging environments.

Other Acquisitions and Investments

In July 2002, we made a minority investment of $5.0 million in @Stake, Inc., a privately held services company. The investment is accounted for under the cost method.

In January 2002, we acquired technology from Subquery Innovations, Inc. (Subquery) for an initial cash payment of $1.6 million. In addition, after it met specified milestones, we paid Subquery an additional $1.6 million in May 2003.

In December 2001, we made a minority investment of $2.8 million in Lumigent Technologies, Inc. (Lumigent), a privately held software company. The investment was accounted for under the equity method until May 2003. Commencing June 2003, we account for the investment under the cost method due to reduction of our ownership percentage resulting from additional stock issued by Lumigent in a subsequent financing. The value of this investment was written down by $1.4 million during fiscal 2003 due to management’s assessment that the decline in value reflected by the price of the financing was other-than-temporary.

On March 30, 2001 we acquired all of the outstanding shares of WebTrends Corporation (WebTrends) for 12.8 million shares of common stock valued at approximately $926.0 million, assumed employee stock options to purchase approximately 2.7 million shares of our common stock valued at approximately $133.0 million, of which $4.9 million was recorded as an increase in deferred employee stock-based compensation and is being amortized over the remaining vesting period of the options, and incurred approximately $11.0 million of direct merger costs for a total purchase price of approximately $1.1 billion. WebTrends provided web analytics and eBusiness intelligence software. The acquisition was accounted for using purchase accounting.

Reduction in Force

In April 2003, we announced a reduction in force designed to reduce operating costs and to better support the convergence of the systems management and security management markets, by combining our systems and security business units and streamlining our organizational structure. As a result, we terminated the employment of 108 employees, including four senior executives, substantially all of whom left the Company by June 30, 2003. The total severance costs of $1.5 million relating to this reduction in force were recorded as sales and marketing, research and development and general and administrative expenses during the quarter ended June 30, 2003.

Restructurings

Fiscal 2003—In light of our acquisition of PentaSafe in December 2002 and resizing of the combined businesses, we adopted a plan to eliminate redundant positions in both the NetIQ and PentaSafe workforces and to vacate excess facilities as follows:

PentaSafe

We terminated the employment of 55 employees of PentaSafe and accrued $1.7 million related to severance benefits. As of June 30, 2003, 52 of these employees have left the Company and the remaining 3 employees will terminate employment by August 2003. The cost of eliminating these positions was accounted for as part of the purchase price.

NetIQ

We terminated the employment of 52 employees of NetIQ and vacated certain of our leased facilities, resulting in a total charge of $5.3 million reflected as a restructuring charge in our statement of operations in fiscal 2003. As of June 30, 2003, 49 of these employees have left the Company and the remaining 3 employees will terminate employment by August 2003.

Fiscal 2001—Pursuant to our acquisition of WebTrends in March 2001 and resizing of the combined businesses, we adopted a plan to eliminate redundant positions in both the NetIQ and WebTrends workforces as follows:

WebTrends

We terminated the employment of 49 employees of WebTrends and accrued $1.5 million related to severance benefits. The cost of eliminating these positions was accounted for as part of the purchase price.

NetIQ

We terminated the employment of 36 employees of NetIQ resulting in a total charge of $816,000 reflected as a restructuring charge in our statement of operations in fiscal 2001.

Newly Adopted Accounting Principle

We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on July 1, 2002. Upon adoption of SFAS No. 142, we recorded a one-time, non-cash transitional impairment charge of $579.3 million to reduce the carrying value of our goodwill from previous acquisitions.

Under SFAS No. 142 our annual evaluation of the carrying value of goodwill will be conducted each year as of April 30. Additionally, as required by SFAS No 142, we will perform evaluations more frequently if business conditions indicate an assessment in an interim period is warranted. We conducted our first annual review for impairment of goodwill as of April 30, 2003 and recorded a non-cash charge of $330.5 million. The impairment charge is attributable to our revised forecast for operating profits and cash flows and corresponds to the overall decline in our market capitalization.

Licensing agreement with Microsoft Corporation

On September 25, 2000 we entered into a licensing agreement with Microsoft Corporation whereby we granted Microsoft a perpetual, non-exclusive license to our Operations Manager product technology and source code for core operations management of Windows 2000 and Microsoft server applications. We have received a total of $175.0 million in license fees over a three-year period starting November 2000 and ending August 2003. License revenue from the Microsoft agreement was $25.0 million during fiscal 2001, $85.0 million during fiscal 2002, $60.0 million during fiscal 2003, and will be $5.0 million in the first quarter of fiscal 2004. Over the three-year period, Microsoft also agreed to spend $5.0 million per year and pay us an additional $5.0 million per year to market joint solutions of the parties. The amounts paid to us to market joint solutions are being recognized as a reduction of sales and marketing expenses as the related expenses are incurred.

Tender Offers

On November 13, 2002 we announced a voluntary stock option exchange program for our employees, excluding the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Chief Technology Officer. The program was intended to balance the need to retain employees while minimizing dilution to stockholders. The program reduced the term of re-issued options to five years, generally restricted exercisability for six months following the re-grant and, depending on the exercise price of the options tendered for exchange, gave employees fewer options than they had tendered. On December 18, 2002, employees tendered options to purchase a total of 5,276,953 shares in connection with the offer, and new options for 2,848,145 shares were granted on June 20, 2003 at an exercise price of $16.00 per share. In connection with this exchange, we retired 1,038,664 shares from the option plans to offset potential future dilution resulting from the potentially lower price of the new grants. The exchange did not result in any additional compensation charges or variable plan accounting.

On May 7, 2001 we announced a voluntary stock option exchange program for our non-executive employees. Under the program, employees were given the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date. The exchange was limited to employees who held options with an exercise price equal to or greater than $50.00 per share. Options exercisable for a total of 1,364,957 shares were tendered by employees under the program. New options for a total of 1,304,606 shares were granted on December 10, 2001 at an exercise price of $35.11 per share. The exchange did not result in any additional compensation charges or variable plan accounting.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe there are several accounting policies that are critical to understanding our consolidated financial statements, as these policies affect the reported amounts of revenue and expenses, and involve management’s judgment regarding significant estimates. The critical accounting policies and estimates are described below.

Revenue Recognition

Revenue is generated from licensing software and providing services. We recognize revenue in accordance with accounting principles generally accepted in the United States of America, as set forth in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and AICPA SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and other related pronouncements. In accordance with these statements, revenue is recognized upon meeting each of the following criteria:

•	Existence of persuasive evidence of an arrangement. Persuasive evidence generally is a purchase order, license agreement or other contract;

•	Delivery of product and authorization keys. Delivery has occurred when media containing the software is shipped or, in the case of electronic delivery, the customer is given access to the software, and the authorization keys are shipped or made available to the customer electronically;

•	Fee is fixed or determinable. A fee is deemed to be fixed or determinable when it is not subject to subsequent refund or adjustment. If the fee is not fixed or determinable, revenue is recognized when the fee becomes due and payable;

•	Collection is deemed probable; and

•	Vendor-specific objective evidence exists to allocate the total fee to the elements of the arrangement.

Software revenue is recognized using the residual method. Under the residual method revenue is recognized if vendor-specific objective evidence of fair value exists for all of the undelivered elements in an arrangement. Vendor-specific objective evidence of fair value is based on the price generally charged when the element is sold separately or, if not yet sold separately, is established by authorized management. In situations where vendor-specific objective evidence of fair value for an undelivered element does not exist, the entire amount of revenue from the arrangement is deferred and recognized when fair value can be established for all undelivered elements or when all such elements are delivered.

Service revenue includes maintenance revenue, usage and subscription-based revenue from our hosted services offerings, consulting and training services.

License revenue is deferred when the criteria noted above are not met for revenue recognition purposes, and recognized, as appropriate, when all criteria for revenue recognition have been met. Maintenance revenue is deferred and recognized ratably over the maintenance term, typically one year. Advance payments for hosted services are deferred and revenue is recognized over the service period. Deferred consulting and training revenues are recognized as those services are performed.

Generally, sales made through distributors, resellers, and original equipment manufacturers are recognized at the time these partners report that they have sold the software or, alternatively, when we drop-ship the product to the end-user, in each case after all revenue recognition criteria have been met. Sales made to international master distributors of web analytics products are recognized when sold to the master distributor once all revenue recognition criteria have been met. Additionally, we monitor master distributor inventory levels, accounts receivable aging, and the distributor credit history and current credit rating. We also maintain an allowance for potential sales returns.

When licenses and services are sold together, license fees are recognized upon shipment, provided that (1) the above criteria have been met, (2) payment of the license fee is not dependent upon the performance of the services, and (3) the services do not provide significant customization of the software and are not essential to the functionality of the software that was sold. For arrangements that do not meet the above criteria, license and related service revenues are recognized upon completion of all contractual obligations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates made in the accompanying financial statements are:

•	Allowance for Uncollectible Accounts—We provide an allowance for uncollectible accounts receivable as part of our general and administrative expenses based on our assessment of the collectibility of specific customer accounts and an analysis of the remaining accounts receivable. The allowance was reduced by $165,000 during fiscal 2003 due to improvement in the accounts receivable aging, which resulted in a decrease in general and administrative expenses. The actual write-offs for uncollectible accounts during fiscal 2003 were $593,000 and recoveries from previously written-off amounts were $283,000, resulting in an ending balance of $944,000 at June 30, 2003. In the future, if our actual collections differ significantly from our estimates it may result in additional charges to or decreases in our general and administrative expenses.

•	Allowance for Sales Returns—We provide an allowance for sales returns based on historical trends in product returns. Revenue is recognized net of the provision for sales returns. During fiscal 2003, we increased our allowance for sales returns by $1.1 million reducing revenues commensurately and recorded $1.6 million in actual product returns, resulting in an ending balance of $1.1 million at June 30, 2003. If actual future returns differ significantly from our estimates, it may result in a decrease or increase in future revenue.

•	Other Intangible Assets—We record intangible assets when we acquire companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Certain identifiable intangible assets such as purchased technology and customer lists are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition and goodwill is capitalized, subject to periodic review for impairment.

Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Should conditions be different than management’s current assessment, material write-downs of intangible assets may be required. We recorded a charge of $798,000 during the fourth quarter of fiscal 2003 related to discontinuance of the VigilEnt User Manager technology purchased as part of the PentaSafe acquisition. We periodically review the estimated remaining useful lives of our other intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization expense in future periods.

During fiscal 2003, we reclassified amortization of purchased technology from operating expenses to cost of revenue for all periods presented. As such, any future amortization or write-downs of these assets would adversely affect our gross margin.

•

Goodwill—Under current accounting guidelines adopted on July 1, 2002 we no longer amortize goodwill to expense, but rather periodically assess goodwill for impairment. Accordingly, goodwill recorded in business combinations may significantly impact our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill or if impairment indicators are identified with respect to previously recorded goodwill, the fair value of goodwill is determined using valuation techniques that require significant management judgment. Should conditions be different than management’s original assessment, significant write-downs of goodwill may be required.

Upon adoption of SFAS No. 142 in July 2002, we ceased amortization of approximately $918.2 million of goodwill. We also recorded a one-time, non-cash transitional impairment charge of $579.3 million because we determined that the carrying value of existing goodwill on July 1, 2002 exceeded its fair value by that amount. We conducted our first annual review for impairment of goodwill as of April 30, 2003 and recorded a non-cash charge of $330.5 million. The impairment charge is attributable to our revised forecast for operating profits and cash flows and corresponds to the overall decline in our market capitalization. At June 30, 2003, the carrying value of our goodwill was approximately $272.6 million. If we are required to write-down this goodwill in the future, our operating results will be adversely affected.

•	Facility Reserve—We have various office spaces under lease, some of which have been vacated as of June 30, 2003. We accrue charges to our operating expenses when we decide to vacate facilities based on management’s assessment of market conditions, the time required to sublease, experience with subleasing, and remaining lease term. At June 30, 2003 we had one facility in Portland, Oregon that was fully reserved. At June 30, 2003 our facility reserve was approximately $753,000. In July 2003, we finalized a sub-lease agreement with a tenant to occupy that space starting September 2003. If actual future rental payments, net of any sub-lease income, differ significantly from our estimates, it may result in an increase or decrease in our operating expenses, and any increase could adversely affect future operating results.

•	Restructuring Liability—In certain of our acquisitions we have resized our business and accrued restructuring liability associated with costs of employee terminations, vacating facilities and write-off of assets that will no longer be used in operations, based on management estimates. We recorded a restructuring charge of $5.3 million in December 2002 associated with our acquisition of PentaSafe. Of the total remaining liability of $2.8 million at June 30, 2003, $2.7 million relates to vacated facilities and $116,000 to severance for termination of employment. In July 2003 we finalized a sub-lease agreement with a tenant and, as a result, a portion of the vacated premises now have been sub-leased and we expect to reduce our restructuring liability in the first quarter of fiscal 2004 by approximately $238,000. We also recorded a restructuring charge of $816,000 related to our acquisition of WebTrends during fiscal 2001. There is no remaining liability outstanding related to this restructuring as of June 30, 2003. If the actual future payments, net of any sub-lease income, differ significantly from our estimates, it may result in an increase or decrease in our restructuring charge, and any increase could adversely affect future operating results.

•	Provision for Income Taxes—The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. If we do not generate sufficient taxable income, the realization of these deferred tax assets may be impaired resulting in additional income tax expense. A valuation allowance is recorded to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Substantially all of the valuation allowance is attributable to the tax benefit of disqualifying dispositions of stock options and will be credited to equity when realized. The valuation allowance has been established to fully reserve these deferred tax assets due to uncertainty regarding their realizability.

Results of Operations

On December 20, 2002 we completed the acquisition of Marshal Software, Inc. On December 9, 2002 we completed the acquisition of PentaSafe Security Technologies, Inc. On March 30, 2001 we completed the acquisition of WebTrends Corporation. Results of these operations from the date of acquisition forward have been included in the consolidated financial statements.

Total Revenue.    Total revenue and year-over-year changes are as follows (in thousands, except percentages):

				Percentage Change
	2003	2002	2001	2002 to 2003	2001 to 2002
Software license revenue	$145,707	$122,848	$100,670	19%	22%
Software license revenue under Microsoft agreement	60,000	85,000	25,000	(29)%	240%

Total software license revenue	205,707	207,848	125,670	(1)%	65%

Service revenue	104,517	70,391	41,267	48%	71%

Total revenue	$310,224	$278,239	$166,937	11%	67%

Total revenue increased by $32.0 million and $111.3 million, or 11% and 67%, from fiscal 2002 to 2003 and from fiscal 2001 to 2002, respectively. Software license revenue represented 66%, 75% and 75% of total revenue for 2003, 2002 and 2001, respectively, with service revenue representing the balance of revenue for the same periods. We expect our service revenue to grow as a percentage of total revenue as the license revenue from the Microsoft agreement ceases, our installed base increases and existing customers renew maintenance contracts.

Software License Revenue.    Total software license revenue decreased by 1% from fiscal 2002 to 2003, primarily due to a $25.0 million decrease in revenue under Microsoft agreement during fiscal 2003. This decrease was partially offset by inclusion of license revenue from our acquisitions of PentaSafe and Marshal and growth in our non-Microsoft revenue for a total increase of $22.9 million, or 19% during the same period.

Total software license revenue increased by 65% from fiscal 2001 to 2002, primarily due to a $60.0 million increase in revenue under the Microsoft agreement during fiscal 2002 and the inclusion of the operations of WebTrends for all of fiscal 2002.

Pursuant to the schedule of payments set forth in the agreement with Microsoft, software license revenue from Microsoft began a sequential decline in the quarter ended December 31, 2002. The final $5.0 million under the agreement will be received during the first quarter of fiscal 2004.

Service Revenue.    Service revenue increased by $34.1 million and $29.1 million, or 48% and 71%, from fiscal 2002 to 2003 and from fiscal 2001 to 2002, respectively. The increase was primarily due to additional maintenance fees associated with new software licenses, renewals by our existing customers, and the inclusion of the operations of PentaSafe and Marshal partially during fiscal 2003 and WebTrends for all of fiscal 2002 and 2003. Service revenue increased in absolute terms due to the compounding effect of our base of installed licenses, a significant majority of our customers renewing their maintenance service agreements and inclusion of a greater amount of implementation service, and increases in revenue from our hosted web analytics service. We expect our service revenue to grow as a percentage of total revenue as the license revenue from Microsoft ceases in August 2003, our installed base increases, and existing customers renew maintenance contracts.

Total Cost of Revenue.    Total cost of revenue and year-over-year changes are as follows (in thousands, except percentages):

	2003	2002	2001
Cost of software license revenue	$10,090	$4,048	$2,114
As percentage of license revenue	5%	2%	2%

Cost of service revenue	$29,329	$23,483	$10,213
As percentage of service revenue	28%	33%	25%

Amortization of purchased technology	$24,638	$21,109	$8,976
Impairment of purchased technology	$798	$—	$—

Total cost of revenue	$64,855	$48,640	$21,303

As percentage of total revenue	21%	17%	13%

Total cost of revenue increased by $16.2 million and $27.3 million, or 33% and 128%, from fiscal 2002 to 2003 and from fiscal 2001 to 2002, respectively.

Cost of Software License Revenue.    Our cost of software license revenue includes personnel costs and costs associated with software packaging, documentation such as user manuals and CDs, and production, as well as non-employee commissions and royalties. Cost of software license revenue as a percentage of related license revenue increased from 2% during fiscal 2001 and 2002 to 5% during fiscal 2003. The increase primarily is due to increases in royalty expense, fulfillment costs, and the decline in revenue from Microsoft, which does not have any costs associated with it. We expect cost of software license revenue to increase as a percentage of software license revenue in the future as the revenue from the Microsoft agreement ceases.

Cost of Service Revenue.    Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services and training services. Costs associated with training consist principally of labor and travel expenses as well as training materials. Cost of service revenue as a percentage of related service revenue increased from 25% during fiscal 2001 to 33% during fiscal 2002, and decreased to 28% during fiscal 2003.

The improvement in our services gross margin in fiscal 2003 is primarily attributable to a majority of our customers renewing their maintenance agreements and greater efficiencies in providing technical support services. The decline in service gross margins in fiscal 2002 was primarily due to the addition of the WebTrends customer base, which requires more implementation services than our traditional customers and includes higher-cost operations relating to the subscription revenue from our hosted web analytics service.

We expect service revenue to increase in absolute dollars as our installed license base grows and, as a consequence, our cost of service revenue to increase in absolute dollars.

Amortization and Impairment of Purchased Technology.    Purchased technology consists of developed software capitalized in our acquisitions and is amortized using the straight-line method over the estimated useful life, generally three years. During fiscal 2003, we revised the classification of amortization of purchased technology from operating expenses to cost of revenue. The revision in expense classification was applied to all periods presented. Amortization increased from $9.0 million during fiscal 2001 to $21.1 million during fiscal 2002 and $24.6 million during fiscal 2003. The increase in the amortization was due to additional amounts capitalized in acquisitions. Additionally, we recorded a charge of $798,000 during the fourth quarter of fiscal 2003 related to discontinuance of the VigilEnt User Manager technology purchased as part of the PentaSafe acquisition. We expect to amortize approximately $19.1 million of purchased technology during fiscal 2004, absent further acquisitions or impairments.

Operating Expenses

Sales and Marketing.    Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, and expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows, lead generation activities and proportionately allocated facilities and information technology costs.

Sales and marketing expenses and year-over-year changes are as follows (in thousands, except percentages and headcount):

	2003	2002	2001
Sales and marketing expenses	$131,912	$107,713	$76,706
Percentage increase from previous year	22%	40%
As a percentage of total revenue	43%	39%	46%

Headcount at June 30	529	493	432

Sales and marketing expenses increased by $24.2 million and $31.0 million, or 22% and 40%, from fiscal 2002 to 2003 and from fiscal 2001 to 2002, respectively. The increase in absolute dollars resulted principally from our acquisitions of PentaSafe and Marshal during fiscal 2003, and from hiring additional field sales and support, inside sales and marketing personnel, expanding our sales infrastructure, increasing the number of third-party channel partners, and higher sales commissions. Sales and marketing as a percentage of revenue decreased from 46% in fiscal 2001 to 39% in fiscal 2002, and increased to 43% in fiscal 2003. The fluctuation in the percentages was principally the result of the level of revenue from Microsoft in each fiscal year, which does not require significant sales or marketing effort. During fiscal 2004, we expect sales and marketing expenses to increase in absolute dollars, as a result of increase in non-Microsoft revenue and full year of operations for our fiscal 2003 acquisitions, partially offset by our workforce reductions.

Research and Development.    Our research and development expenses consist primarily of salaries and other personnel-related costs, consulting fees, depreciation and proportionately allocated facilities and information technology costs. To date, all research and development costs have been expensed as incurred in accordance with SFAS No. 86, as our software development process is essentially completed concurrent with the establishment of technological feasibility.

Research and development expenses and year-over-year changes are as follows (in thousands, except percentages and headcount):

	2003	2002	2001
Research and development	$71,105	$61,016	$39,607
Percentage increase from previous year	17%	54%
As a percentage of total revenue	23%	22%	24%

Headcount at June 30	442	423	364

Research and development expenses increased by $10.1 million and $21.4 million, or 17% and 54%, from fiscal 2002 to 2003 and from fiscal 2001 to 2002, respectively. This increase in absolute dollars resulted principally from increases in headcount, including personnel from our acquisitions of PentaSafe and Marshal. Our strategy since signing the license agreement with Microsoft in September 2000 has been to increase spending in research and development through fiscal 2003. As a result, we brought to market a number of new products. During fiscal 2004, we expect research and development expenses to increase in absolute dollars, as a result of full year of operations for our fiscal 2003 acquisitions, partially offset by our workforce reductions.

General and Administrative.    Our general and administrative expenses consist primarily of personnel costs for finance and administration, as well as directors and officers insurance, professional services expenses, such as legal and accounting fees, and proportionately allocated facilities and information technology costs.

General and administrative expense and year-over-year changes are as follows (in thousands, except percentages and headcount):

	2003	2002	2001
General and administrative	$24,020	$19,110	$13,140
Percentage increase from previous year	26%	45%
As a percentage of total revenue	8%	7%	8%

Headcount at June 30	187	157	130

General and administrative expenses increased by $4.9 million and $6.0 million, or 26% and 45%, from fiscal 2002 to 2003 and from fiscal 2001 to 2002, respectively. The increase in absolute dollars was primarily due to increased staffing necessary to manage and support our growth. In fiscal 2003, we also incurred higher legal expenses, as well as higher premiums for directors and officers insurance. In fiscal 2002, general and administrative expenses included $1.5 million associated with a warrant issued to an executive search firm in March 2002 for recruiting services in connection with recruiting our chief executive officer. During fiscal 2004, we expect our general and administrative expenses to increase in absolute dollars due to an increase in our directors and officers’ insurance premiums and full year of operations for our fiscal 2003 acquisitions, partially offset by our workforce reductions.

Employee Stock-Based Compensation.    Deferred employee stock-based compensation represents the intrinsic value of unvested options assumed in the acquisitions of PentaSafe and WebTrends and charges associated with the grant of options at less than fair market value prior to our initial public offering. The deferred amount is being amortized over the vesting periods of the assumed and granted options, generally four years. During fiscal 2003, 2002 and 2001, we recognized employee stock-based compensation expense of $796,000, $3.2 million and $2.0 million, respectively. The increase in expense in fiscal 2002, and the decrease in fiscal 2003 is due to the amortization of deferred employee stock based compensation related to the assumption of WebTrends options, which has decreased over time in accordance with the vesting periods. During fiscal 2004, we expect to amortize approximately $386,000 of deferred employee stock-based compensation.

Amortization of Other Intangible Assets.    Amortization of other intangible assets includes amortization of customer contracts, customer lists, patents and tradename intangibles capitalized in our acquisitions, but excludes amortization of purchased technology. Amortization of purchased technology is classified as cost of revenue in accordance with SFAS No. 86, Computer Software To Be Sold, Leased or Otherwise Marketed. Other intangible assets are amortized using the straight-line method over their estimated useful life, generally three years. Amortization increased from $8.7 million during fiscal 2001 to $20.2 million during fiscal 2002 and decreased to $18.5 million during fiscal 2003. The increase in the amortization during fiscal 2002 was due to additional amounts capitalized from acquisitions we completed in 2001. The decrease in the amortization during fiscal 2003 resulted from the full amortization of amounts capitalized in previous acquisitions, partially offset by intangibles assets capitalized from our acquisitions in December 2002. During fiscal 2004, we expect to amortize approximately $14.9 million of other intangible assets, absent further acquisitions.

Impairment and Amortization of Goodwill.    During fiscal 2002 and 2001 we amortized $751.8 million and $535.8 million of goodwill recognized in our acquisitions. We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on July 1, 2002 and accordingly stopped amortizing goodwill on that date. Upon adoption of SFAS No. 142, we recorded a one-time, non-cash transitional impairment charge of $579.3 million to reduce the carrying value of our goodwill from previous acquisitions. The charge is non-operational in nature and is reflected as the cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations. There was no income tax effect of the change in accounting principle.

We conducted our first annual review for impairment of goodwill as of April 30, 2003 and recorded a non-cash charge of $330.5 million. The impairment charge is attributable to our revised forecast for operating profits and cash flows and corresponds to the overall decline in our market capitalization.

In calculating both impairment charges as of July 1, 2002 and April 30, 2003 the fair values of the reporting units were estimated using a combination of the discounted cash flows and comparable transactions methodologies.

Under SFAS No. 142 we are required to perform an annual test of impairment of goodwill. We have determined to perform this test as of April 30 each year. In addition to the annual test of impairment of goodwill we assess impairment of goodwill between annual tests, at each balance sheet date, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, which can result in additional non-cash charges.

Write-off of Acquired In-Process Research and Development Costs.    During fiscal 2003 and 2001 we expensed $1.4 million and $2.7 million, respectively, related to the acquisitions of PentaSafe and WebTrends, respectively. These costs associated with the purchase of in-process technology were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition. No such charges were recorded during fiscal 2002.

In connection with our acquisitions of PentaSafe in December 2002 and WebTrends in March 2001 we acquired technology consisting of both existing technology and in-process research and development. The valuation of acquired technology was made by applying the income approach, which considers the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. Projected free cash flows used in the income approach are based on PentaSafe and WebTrends past experience with typical product life cycles, and expected demand from PentaSafe and WebTrends customers, respectively, for new products. A discount rate of 25% was used to take into account the novelty of the technology, the extent of the company’s familiarity with the technology, the stage of completion and the risks surrounding the successful development and commercialization of each of the in-process research and development projects that were valued. The key elements of the acquired companies’ development processes include: design of user interface, developing code, integration with existing products, technical documentation, and testing. A project is considered technologically feasible when a prototype is available for beta or general release. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

Costs incurred prior to establishment of technological feasibility are charged to research and development expense and have not been material through June 30, 2003. Such research and development costs to bring the remaining products from PentaSafe to technological feasibility in fiscal 2004 are not expected to have a material impact on our future results of operations or financial condition.

Restructuring Charge.    During fiscal 2003, we recorded a restructuring charge of $5.3 million related to a plan to terminate employment of 52 employees and vacate certain of our facilities that will no longer be used due to resizing the combined business after the acquisition of PentaSafe. During fiscal 2001, we recorded a restructuring charge of $816,000 related to our plan to terminate employment of 36 employees due to resizing the combined business after the acquisition of WebTrends. No such charge was recorded during fiscal 2002.

Total Other Income, Net.    For fiscal 2003, 2002 and 2001, total other income, net was $10.8 million, $18.7 million and $21.8 million, respectively. The decrease in total other income is primarily the result of lower interest income earned on our cash and cash equivalents and short-term investments, due to the continuing decline in the yield on new investments as earlier investments mature, as well as lower cash balances due to the use of cash in December 2002 for the acquisitions of PentaSafe and Marshal. In addition, total other income includes in fiscal 2003 a charge of $1.4 million related to an impairment of a long-term investment in an affiliate based on management’s assessment that the decline in value was other than temporary. During fiscal 2004, we expect interest income to decline due to lower cash and cash equivalents and short-term investments and continued decline in yields.

Income Taxes.    We recorded income tax expense of $2.0 million, $15.8 million and $10.6 million in fiscal 2003, 2002 and 2001, respectively. The decrease in the income tax expense incorporates a decrease in our effective tax rate from 39% during fiscal 2001 and 2002 to 38% during fiscal 2003, in addition to a decrease in taxable income. The tax benefit associated with dispositions from employee stock plans reduced federal and certain state income taxes payable to zero in fiscal 2003, 2002 and 2001.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. We adopted the provisions of SFAS No. 146 for restructuring activities after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, while under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires additional disclosure for guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. We adopted FIN 45 effective January 1, 2003. Adoption of FIN 45 did not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. We adopted the disclosure requirements of SFAS No. 148 effective January 1, 2003.

Liquidity and Capital Resources

As of June 30, 2003 we had $76.1 million in cash and cash equivalents and $237.3 million in short-term investments, for a total of $313.4 million compared to $475.9 million as of June 30, 2002 a decrease of $162.5 million. The primary reason for the decline during fiscal 2003 was the use of approximately $202.3 million in our acquisitions of PentaSafe and Marshal in December 2002, offset partially by $47.1 million in cash flows from operations.

Our operating activities resulted in net cash inflows of $47.1 million, $99.3 million and $52.9 million, in fiscal 2003, 2002 and 2001, respectively. Sources of cash during these periods were primarily from net income after adjusting for non-cash charges. During fiscal 2003, primary non-cash charges were the cumulative effect of change in accounting principle of $579.3 million, impairment of goodwill of $330.5 million and depreciation and amortization of $58.3 million. During fiscal 2002 and 2001, the primary non-cash charge was depreciation and amortization of $804.9 million and $560.9 million, principally from the amortization of goodwill and other intangible assets. In addition, increases in assets and decreases in liabilities, net of acquired assets and liabilities, used cash during fiscal 2003. During fiscal 2002 and 2001 decreases in assets and increases in liabilities provided cash.

Our investing activities resulted in net cash outflows of $48.1 million, $53.2 million and $181.5 million in fiscal 2003, 2002 and 2001, respectively. The principal uses of cash during fiscal 2003 were acquisitions of PentaSafe and Marshal for net cash outflows of $202.3 million. Other principal uses of cash during fiscal 2003, 2002 and 2001, were acquisitions of property and equipment of $15.3 million, $15.6 million and $42.6 million, respectively, including the purchase in fiscal 2001 of a building for our corporate offices in San Jose, California at a total purchase price of $28.2 million. Cash outflows also included purchases of short-term investments of $183.0 million, $305.5 million and $397.6 million in fiscal 2003, 2002 and 2001, respectively, and long-term investments of $5.0 million and $2.8 million during fiscal 2003 and 2002, respectively. The principal sources of cash during fiscal 2003 and 2001 were proceeds from the sale of short-term investments of $132.7 million and $62.6 million, respectively, and during 2003, 2002 and 2001 were proceeds from maturities of short-term investments of $224.5 million, $270.9 million and $190.5 million, respectively. We also obtained net cash of $6.8 million from our acquisitions in fiscal 2001.

Financing activities resulted in net cash inflows of $13.8 million and $30.5 million during fiscal 2003 and 2001, respectively, and a net cash outflow of $72.2 million in fiscal 2002. Sources of cash during these periods were principally from exercises of stock options and issuance of shares under our employee stock purchase plan. During fiscal 2002, we used cash of $88.6 million to purchase treasury stock.

Long-term Obligations

The following summarizes our contractual obligations as of June 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands, including lease payments accrued as part of our restructuring liability, facility reserve, and goodwill):

	2004	2005	2006	2007	2008	Thereafter
Operating lease payments	$7,902	$5,669	$1,936	$1,173	$489	$48

Also, see Note 13 to the Consolidated Financial Statements for additional information regarding our obligations.

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

From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products or technologies. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. We have no current plans, agreements, or commitments, and are not currently engaged in any negotiations with respect to such transactions.

Employee Stock Options

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity and essentially all of our employees participate in our option program. During fiscal 2003, 85% of the options granted, excluding options regranted as part of our tender offer, went to employees other than our five most highly compensated executive officers. Options granted under the plans expire no later than 10 years from the grant date and generally vest within 4 years. We also have an employee stock purchase plan under which employees are entitled to purchase a limited number of shares at 85% of fair market value. See Note 10 to the Consolidated Financial Statements for additional information regarding our stock option plans.

We have assumed certain option plans in connection with our acquisitions. Generally, these options were granted under terms similar to the terms of our stock option plans at prices adjusted to reflect the relative exchange ratios in the acquisition.

The following information is presented to reflect the activity, including grants to our listed officers and status of our outstanding options to enhance stock option disclosures and dilution.

Options granted to employees, including officers and non-employee directors, and dilutive effect of options granted are summarized as follows:

	Year Ended June 30,
	2003	2002	2001
Total option granted(1)	2,124,750	5,611,027	3,929,716
Less options cancelled(2)	(5,821,744)	(1,659,123)	(852,493)

Net options granted	(3,696,994)	3,951,904	3,077,223

Net (cancellations) grants during the year as a percentage of outstanding shares(3)	(6.8)%	7.4%	8.2%
Grants to top five listed officers(4) during the year as a percentage of total options granted	15.3%	31.9%	14.8%
Grants to top five listed officers during the year as a percentage of outstanding shares(3)	0.6%	3.4%	1.5%
Cumulative options held by top five listed officers as a percentage of total options outstanding(5)	19.4%	17.6%	14.3%

(1)	Excludes options assumed in connection with acquisitions and options regranted as part of tender offers.
(2)	Excludes 2,848,145 and 1,304,606 options cancelled and regranted in 2003 and 2001 tender offer, respectively.
(3)	Outstanding shares at the beginning of each year.
(4)	“Listed Officers” are those defined for proxy statements as our Chief Executive Officer and each of the four other most highly compensated executive officers during the respective fiscal years.
(5)	Outstanding options at the end of the year.

During fiscal 2003 net cancellations of 3.7 million options includes 2.1 million options cancelled as a result of our 2003 tender offer and options cancelled for employees terminated under our restructuring and reduction in force.

A summary of stock option activity under our plans is as follows:

		Options Outstanding
	Shares Available for Options	Shares	Weighted- Average Exercise Price
Outstanding, June 30, 2001	2,913,521	9,204,802	$32.18
Granted	(5,611,027)	5,611,027	$27.95
Options regranted under fiscal 2001 tender offer	(1,304,606)	1,304,606	$35.11
Exercised	—	(823,263)	$9.43
Cancelled	1,650,949	(1,659,123)	$38.22
Expired	(547,527)	—	—
Additional shares reserved	4,558,199	—	—

Outstanding, June 30, 2002	1,659,509	13,638,049	$31.36
Granted	(2,124,750)	2,124,750	$16.31
Options regranted under tender offer	(2,848,145)	2,848,145	$16.00
Options assumed in acquisitions	—	3,848,214	$11.80
Exercised	—	(1,174,385)	$5.45
Options tendered by employees	5,276,953	(5,276,953)	$34.85
Cancelled	3,392,936	(3,392,936)	$27.95
Expired	(2,175,940)	—	—
Additional shares reserved	2,529,235	—	—

Outstanding, June 30, 2003	5,709,798	12,614,884	$21.26

A summary of outstanding in-the-money and out-of-the-money options as of June 30, 2003 is as follows:

	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-Money	1,628,592	$8.51	2,377,238	$12.90	4,005,830	$11.11
Out-of-the-Money(1)	2,773,813	$35.25	5,835,241	$21.58	8,609,054	$25.98

Total Options Outstanding	4,402,405	$25.35	8,212,479	$19.07	12,614,884	$21.26

(1)	Out-of-the-money options have an exercise price equal to or above the closing price of $15.50 at June 30, 2003.

Options granted to top five listed officers during fiscal 2003 are as follows:

	Number of Securities Underlying Option Granted	Percentage of Total Options Granted to Employees(1)	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name					5%	10%
Charles M. Boesenberg (CEO)	—	—	—	—	—	—
Glenn S. Winokur(2)	100,000	4.7%	$20.17	07/18/09	$821,122	$1,913,562
Mark P. Marron	25,000	1.2%	$14.25	10/17/09	$145,030	$337,980
Richard M. Schell	150,000	7.1%	$22.63	07/01/12	$2,134,783	$5,409,959
Thomas R. Kemp	50,000	2.4%	$20.17	07/18/09	$410,561	$956,781

(1)	Based on a total of 2,124,750 options granted to employees during fiscal 2003.
(2)	Resigned position on June 30, 2003.

Option exercises during fiscal 2003 and remaining option holdings for top five listed officers as of June 30, 2003 are as follows:

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at June 30, 2003		Value of Unexercised In-the-Money Options at June 30, 2003(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Charles M. Boesenberg (CEO)	—	$—	562,499	937,501	$—	$—
Glenn S. Winokur	—	$—	176,043	—	$144,912	$—
Mark P. Marron	—	$—	65,625	109,375	$—	$31,250
Richard M. Schell	—	$—	37,500	262,500	$—	$—
Thomas R. Kemp	—	$—	127,085	175,000	$417,879	$—

(1)	Option values based on stock price of $15.50 at June 30, 2003.

The following table summarizes common stock subject to future issuance under the Company’s equity compensation plans and warrant agreement as of June 30, 2003:

	Stock to be issued upon exercise of outstanding options and warrant(1)	Weighted-average exercise price	Stock remaining available for future issuance under equity compensation plans
Plans approved by stockholders(2)	7,036,828	$25.04	4,136,452	(3)
Plans not approved by stockholders(4)	3,082,407	$19.87	1,573,346
Warrant not approved by stockholders(5)	140,000	$21.81	—

Total	10,259,235		5,709,798

(1)	Does not include an aggregate of 2,495,649 shares of common stock to be issued upon exercise of options assumed in connection with our acquisitions. No additional awards will be granted under these plans.
(2)	Includes the 1995 Stock Plan (1995 Plan) and the 1999 Employee Stock Purchase Plan (Purchase Plan).
(3)	Does not include 1,976,328 shares of common stock reserved for issuance pursuant to the Purchase Plan.
(4)	Includes the 2002 Stock Plan (2002 Plan), the Amended and Restated 1998 Stock Incentive Compensation Plan, including the Approved UK Sub Plan (1998 Plan), and the Mission Critical Software, Inc. 1997 Stock Plan (Mission Critical Plan).
(5)	Does not include warrants issued by PentaSafe to purchase an aggregate of 56,261 shares of common stock that were assumed in the acquisition.

Plans approved by stockholders.    The 1995 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year equal to the lowest of (i) 2,600,000 shares, (ii) 5% of the outstanding shares of common stock on the first day of the fiscal year, or (iii) a number of shares as authorized by the Board of Directors. Pursuant to this provision, on July 22, 2003 the number of shares available for grant under the 1995 Plan was increased by 2,600,000.

The Purchase Plan provides for annual increases in the number of shares available for issuance under the stock purchase plan on the first day of each fiscal year equal to the lowest of (i) 800,000 shares, (ii) 2% of the outstanding shares of common stock on the first day of the fiscal year, or (iii) a number of shares as authorized by the Board of Directors. Pursuant to this provision, on July 22, 2003 the number of shares available for grant under the Purchase Plan was increased by 800,000.

Plans not approved by stockholders.    On January 25, 2002 our Board of Directors approved and adopted the 2002 Plan, and reserved 1,500,000 shares for issuance thereunder. At June 30, 2003 the number of shares of common stock subject to outstanding options under the 2002 Plan is 712,230, and the number of shares of common stock that may be granted under the 2002 Plan is 739,432. Our Board of Directors or one or more committees of the Board of Directors administer the plan and have the power to interpret the terms of the Plan and awards granted pursuant to the Plan. The 2002 Plan may be used for non-statutory grants only and no options may be granted to executive officers or directors. These options may be granted at not less than 85% of fair market value, but are generally issued at fair market value, generally become exercisable over four years, and expire between 5 and 10 years after the date of grant.

As a result of our acquisition of WebTrends on March 30, 2001 we assumed the outstanding options granted by WebTrends under the 1998 Plan. On December 17, 2001 the Board of Directors approved and adopted the NetIQ Corporation Approved UK Sub Plan (UK Sub Plan) and reserved 500,000 shares for issuance thereunder. The UK Sub Plan was approved by the United Kingdom Inland Revenue in February 2002 and we have used the shares available under this plan only for the purpose of granting options to our employees in the United Kingdom. At June 30, 2003 the number of shares of common stock subject to outstanding options under the 1998 Plan is 1,542,350, and the number of shares of common stock that may be granted under the 1998 Plan is 833,914. Our Board of Directors or one or more committees of the Board of Directors administer the 1998 Plan and have the power to interpret any provision of the 1998 Plan. These options are granted at fair market value at the date of grant, generally become exercisable over four years, and expire between 5 and 10 years after the date of grant.

As a result of our acquisition of Mission Critical Software, Inc. (Mission Critical) on May 12, 2000, we assumed the outstanding options granted by Mission Critical under the Mission Critical Plan. At June 30, 2003 the number of shares of common stock subject to outstanding options under the Mission Critical Plan is 827,827, and no additional shares of common stock can be granted under the Mission Critical Plan. Our Board of Directors or one or more committees of the Board of Directors administer the plan and have the power to interpret the terms of the Plan and awards granted pursuant to the Plan. These options are granted at fair market value at the date of grant, generally become exercisable over four years, and expire between 5 and 10 years after the date of grant.

Warrant not approved by stockholders.    In March 2002 we issued a warrant to purchase 140,000 shares of common stock at an exercise price of $21.81 per share to an executive search firm in connection with the search for the our new chief executive officer. The warrant was immediately vested and exercisable. The warrant was valued at $1.5 million using the Black-Scholes pricing model with the following assumptions: contractual life of 16 months, risk free interest rate of 3.87%, volatility of 111%, and no dividends paid during the contractual term. The fair value of the warrant was expensed in March 2002 and is included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss. No shares have been issued pursuant to the warrant. The warrant expired unexercised on July 28, 2003.

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

Our quarterly operating results have varied substantially from quarter to quarter in the past and likely will vary significantly in the future due to revenue fluctuations caused by many factors. Those factors include:

•	general economic conditions and the discretionary nature of our customers’ purchasing practices, IT budgets and budget cycles;

•	the timing of new product introductions or enhancements by us, our competitors and our platform vendors, which may result in purchase deferrals by our customers in anticipation of new products;

•	competitive conditions in our industry, including new products, product announcements and special pricing offered by our competitors;

•	our ability to introduce new products and enhancements and the timing of their release;

•	our ability to offset the expiration of license fees from Microsoft with growth in other areas of our business;

•	our ability to complete specific sales transactions in a given quarter or fiscal year;

•	the nature of the fees we charge to our customers (one-time perpetual license fees versus periodic subscription or service fees); and

•	unexpected expenses relating to past or future acquisitions and managing our growth.

We have experienced seasonality in our license bookings, with the second and fourth quarter of our fiscal year typically having the largest volume in new license bookings. We believe that this seasonality results from the budgeting, procurement and work cycles of our customers, from the structure of our direct sales incentive and compensation program and from industry accepted practices. We expect this seasonality to continue in the future.

In addition, the risk of quarterly fluctuations relative to our expectations is increased by the fact that a significant portion of our revenues, typically between 40% and 60%, has historically been generated during the last month of each fiscal quarter, with a substantial portion of that occurring in the last week and last day of the fiscal quarter. Many customers tend to make a majority of their purchases at the end of a fiscal quarter and many enterprise customers negotiate licenses near the end of the quarter. In part, this is because these customers believe that they are able to negotiate lower prices and more favorable terms at that time. Our reliance on a large portion of revenue occurring at the end of the quarter and the increase in the dollar value of transactions that occur at the end of a quarter can result in increased uncertainty relating to quarterly revenues. Due to this end-of-period buying pattern, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. These factors increase the chances that our results could diverge from the expectations of investors and securities analysts.

While we have traditionally focused on sales of our products to workgroups and divisions of a customer, we are increasingly pursuing enterprise sales, resulting in a sales cycle ranging between 30 and 180 days, and in some cases longer. In addition, in recent quarters we have experienced longer financial and purchasing review cycles from many of our customers, which we believe to be a result of the current economic conditions.

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

In September 2000, we licensed a substantial portion of our Operations Manager technology to Microsoft for $175.0 million, payable over a three-year period ending August 2003. Microsoft may use the technology broadly with respect to Windows 2000, but its use is limited with respect to Windows NT. Microsoft used that technology as the basis for its Microsoft Operations Manager 2000 or “MOM” product. We also agreed to provide limited engineering resources for a fee and to develop and market new products, or extended management packs (XMPs), that operate with MOM. We received significant benefits from the agreement, but it also poses significant risks and challenges, including:

•	license revenue from the agreement was $25.0 million during fiscal 2001, $85.0 million during fiscal 2002, $60.0 million during fiscal 2003, and will be $5.0 million in the first quarter of fiscal 2004. Because the payments under the agreement ceased in August 2003, we must generate significant incremental revenue from other sources to maintain overall revenue growth; and

•	revenue from sales of AppManager products may decline due to customer concern regarding potential overlap between MOM and AppManager. The order rates for AppManager and XMP products have fluctuated in recent quarters. More widespread adoption of MOM may lead to the loss of revenue from our AppManager products. Although such adoption may increase our opportunity to earn additional revenue from licenses of XMPs, such additional revenue may not be sufficient to offset the loss of revenue from our AppManager products.

We believe that our success in penetrating target markets for our systems management products depends in part on our ability to maintain a strong strategic relationship with Microsoft, even after the revenue stream and marketing collaboration under our license agreement with Microsoft ends. Our relationship with Microsoft is important to validate our technology, facilitate broad market acceptance of our products, and enhance our sales, marketing, and distribution capabilities. On the other hand, Microsoft provides various products and management features, such as MOM, that include competitive and overlapping capabilities to some of the solutions we offer on the Microsoft platform, and may expand its presence in this and other markets in the future.

We participate with Microsoft in a number of joint sales and marketing initiatives. It is possible that Microsoft may decline to participate in joint initiatives in the future. We also attempt to coordinate our systems management product offerings with future releases of Microsoft’s operating systems and software. It is possible that in the future Microsoft may not notify us of feature enhancements to its products prior to new releases of its operating systems or may not provide us with necessary development tools and information or may choose to work more closely with our competitors. In that case, we may not be able to introduce products on a timely basis that capitalize on new Microsoft operating system releases and feature enhancements.

We may not be able to achieve or sustain the revenue growth rates we have previously experienced.

During the first three quarters of fiscal 2002, our sequential quarterly revenue growth rates were approximately 10%, attributable in substantial part to our agreement with Microsoft. During fiscal 2003, the license revenue from Microsoft decreased in accordance with the agreement. As a consequence, we experienced for the first time sequential decreases in our quarterly license revenue starting in the quarter ended March 31, 2003.

We have used the revenue resulting from our license with Microsoft to fund increased development of new products that came to market in fiscal 2002 and 2003 and additional new products that we will introduce in fiscal 2004. Revenue resulting from these new products, together with products acquired in our acquisitions, will require greater sales and marketing efforts resulting in higher operating expenses. However, to achieve profitability we must increase revenue from non-Microsoft sources while reducing overall operating expenses.

We are increasing our reliance on indirect distribution channels as a means of growing product sales and are intensifying our emphasis on international sales made through those channels. These relationships, both domestically and internationally, are non-exclusive and typically are terminable upon short notice. This strategy presents a number of risks and uncertainties including: the ability of resellers or integrators to cease marketing or integrating our products with little or no notice; the ability of our resellers or integrators to market or use competitive products or services from third parties and to promote such third-party products or services in preference to ours; the effectiveness of our resellers and integrators in marketing our products; the difficulty in attracting and replacing high quality resellers and integrators; the potential of conflicts between our direct and indirect sales channels resulting in lost sales and customer confusion or dissatisfaction; and risk associated with accurately reporting revenue.

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

Since our inception, we have incurred significant net losses. During fiscal 2003, 2002 and 2001, we reported net losses of $908.7 million, $730.5 million and $523.8 million, respectively, in accordance with accounting principles generally accepted in the United States of America. These losses principally resulted from amortization and impairment of goodwill, amortization of other intangible assets and other acquisition related charges. During fiscal 2001 and 2002, we amortized $535.8 million and $751.8 million of goodwill recognized in our acquisitions. We adopted SFAS No. 142 on July 1, 2002, and accordingly ceased amortizing goodwill on that date. Upon adoption of SFAS No. 142, we recorded a one-time, non-cash charge of $579.3 million to reduce the carrying value of our goodwill from previous acquisitions. We conducted our first annual review for impairment of goodwill as of April 30, 2003 and recorded a non-cash charge of $330.5 million. The impairment charge is attributable to our revised forecast for operating profits and cash flows and corresponds to the overall decline in our market capitalization. If in future periods we determine that goodwill has become impaired, we will be required to record additional charges, which would negatively affect our operating results.

We recorded a charge of $798,000 during the fourth quarter of fiscal 2003 related to discontinuance of the VigilEnt User Manager technology purchased as part of the PentaSafe acquisition. During fiscal 2003, we also recorded an impairment charge of $1.4 million on an investment in a non-public company based on management’s assessment that the decline in value of that investment was other than temporary. If in the future we determine that such intangible assets and/or investments have further declined in value, we may record additional charges, which would negatively affect our operating results.

We expect to experience a net loss in fiscal 2004. To the extent we have any unexpected expenses or do not achieve our revenue targets our results will be adversely affected, which may in turn adversely affect our stock price.

If recent and anticipated measures to re-size and reorganize our business are not successful, we may experience distraction of management, disruptions to operations and unanticipated expenses.

In light of our recent acquisitions and changing business environment, we have adopted a number of measures to align our expenses with anticipated revenues and better prepare ourselves to exploit our target markets.

In December 2002, as part of our acquisition of PentaSafe we restructured our business, and terminated the employment of 52 employees from NetIQ and 55 employees from PentaSafe. As a result of these measures, we recorded a charge of approximately $5.3 million related to the NetIQ restructuring, including both employee termination benefits and reserves for facilities that were vacated, and a charge of approximately $1.7 million for termination benefits related to terminated employment of PentaSafe employees.

In April 2003, we announced a reduction in force designed to reduce operating costs by combining our systems and security business units and streamlining our organizational structure. As a result, we terminated the employment of 108 employees, including four senior executives, substantially all of whom left the Company by June 30, 2003. In addition, on July 1, 2003, we re-aligned our sales force from a territory orientation to a named account orientation to better focus on our existing customer base and realigned our products into solution sets. The focus on specific customer needs and product solution sets, together with our recent implementation of a value-based sales approach, is intended to enable us to meet customer needs more quickly and achieve more cost-effective sales operations, but may result in disruption of sales activities.

To the extent we engage in these and other organizational changes in the future, we may incur additional costs and expenses and suffer lost revenue. These measures, and any future steps we may adopt, may result in distraction of management, operational disruption or negative impact on customer service and satisfaction. To the extent we are unsuccessful in implementing these changes, we may not realize the intended operational improvements and cost reductions, and our business and financial condition would be adversely affected.

We have recently experienced several changes in our senior management team.

In January 2002, Charles M. Boesenberg joined the Company as President and Chief Executive Officer, and on August 1, 2002 Mr. Boesenberg was named Chairman of the Board of Directors, in each instance replacing Ching-Fa Hwang, a co-founder of NetIQ who remains a member of the Board. Upon completion of the acquisition of PentaSafe, Douglas J. Erwin, formerly CEO of PentaSafe, joined us as General Manager, Security business unit, and he was appointed to the Board in January 2003.

In April 2003, as a result of the combination of our systems and security business units, and other efforts to streamline our business, we announced the departure of four members of our executive team. Richard J. Pleczko, Senior Vice President of Worldwide Marketing, Douglas J. Erwin, General Manager of the Security business unit and William D. Vance, Senior Vice President of Engineering for the Security business unit, resigned their positions as officers of the Company effective April 15, 2003, and Glenn S. Winokur resigned as Chief Operating Officer effective June 30, 2003. Although Mr. Erwin resigned his position as an officer, he remained a member of the Board of Directors until August 11, 2003, when he resigned due to other business commitments.

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

We have grown rapidly, including through acquisitions. Our growth has resulted in new and increased responsibilities for our management personnel and the need to effectively manage multiple geographic locations, develop new products that utilize the assets and resources of the combined entities and further develop cost-effective standards, controls, procedures and policies. If we do not succeed in addressing these challenges or any other problems encountered in connection with our growth, our business, operating results and financial condition could be adversely affected.

Our growth has resulted in a need to upgrade our operational, financial, and management information systems. In particular, we have been required to improve our accounting and financial reporting systems in order to accommodate our growth on a global basis and to meet the requirements of a changing regulatory environment. To meet these challenges we implemented a new customer relationship management system in fiscal 2002, and are continuing the process of modifying and refining it to better meet our needs. We also implemented a new enterprise resource planning system, including an accounting and financial bookkeeping system for tracking and reporting the company’s financial information, during the December 2002 quarter and are in the process of modifying and refining it to better meet our needs. Most recently, we have implemented eServices technology that provides self-service support capabilities to our customers. While we believe that these systems will enable us to operate more efficiently and will enhance our ability to provide timely and accurate reporting, the failure, poor performance or errors of any of these systems, especially during the high-volume end-of-quarter time periods, could impact our ability to sell and deliver our products which could in turn materially and adversely impact our business, including our ability to meet our revenue and expense targets.

Changes in accounting regulations could negatively affect market perception of our results and the way we do business.

The accounting rules applicable to our business have undergone significant changes in recent years, and future changes in accounting regulations and related interpretations and policies, particularly those related to expensing of employee stock options, could cause us to account for our business in ways that may adversely affect our operating results. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, currently we apply Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock option plans. Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. A change in accounting rules that would require us to change the way we account for such options to include a deferred compensation liability on our balance sheet and to include the deemed expense associated with such options in our statement of operations may, if adopted, reduce operating income or increase operating losses as a result of these non-cash expenses. In such an event, investor perception of our results of operations may be adversely affected and our stock price may fall.

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

We derive a substantial portion of our revenues from customers outside the United States and are continuing to expand our international operations. During fiscal 2003, we have established operations in Galway, Ireland to provide customer support and shared administrative services for the Europe-Middle East-Africa region. With our December 2002 acquisition of Marshal, we now have development, support, and administrative services operations in New Zealand. We also maintain offices in Japan and the United Kingdom, as well as a number of other foreign locations, to provide sales and sales support. Our international operations are subject to a variety of risks, including:

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

We have made investments in and acquired companies in the past, including our acquisitions of PentaSafe and Marshal in December 2002. We may in the future acquire or make investments in complementary companies, products, services and technologies. The risks we may encounter in connection with an acquisition or investment include:

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

The consideration paid in connection with an investment or acquisition also impacts our operating results and financial condition. For example, during the quarter ended December 31, 2002 we spent $202.3 million in cash, net of cash received, issued 4.2 million shares of our common stock and assumed employee stock options to purchase 3.8 million shares of our common stock, for the acquisitions of PentaSafe and Marshal. To the extent we pay cash for future acquisitions our cash reserves will be further reduced. To the extent we issue shares of stock or other rights to purchase stock, including options and other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs such as of acquired in-process research and development costs, restructuring charges, and goodwill and other intangible assets that are subject to impairment and can result in future impairment charges. Upon adoption of SFAS No. 142 on July 1, 2002, we recorded a one-time, non-cash transitional impairment charge of $579.3 million to reduce the carrying value of our goodwill from previous acquisitions. We conducted our first annual review for impairment of goodwill as of April 30, 2003 and recorded a non-cash charge of $330.5 million. If we are required to write-down goodwill in the future, our operating results will be adversely affected.

During fiscal 2003, we also recorded an impairment charge of $1.4 million on an investment in a non-public company based on management’s assessment that the decline in value of that investment was other than temporary. If in the future we determine that such investments have further declined in value, we may record additional charges, which would negatively affect our operating results.

We face competition from a number of existing competitors, as well as potential new competitors, which could result in loss of market share and diminished profits.

We currently face competition from a number of sources, including:

•	customers’ internal information technology departments that develop or integrate systems management, security management, or web analytics tools for their particular needs;

•	application vendors who bundle management solutions with their products such as Oracle Corporation and SAP AG;

•	providers of network and systems management framework products such as Computer Associates International, Inc., Hewlett-Packard Company, and International Business Machines Corporation;

•	providers of performance and availability management solutions such as BMC Software, Inc., Concord Communications, Inc., and Veritas Software Corporation;

•	providers of content security solutions such as Clearswift Limited, Tumbleweed Communications Corp., Trend Micro, Inc., Postini Corporation, Brightmail, Inc., SurfControl plc, and Websense, Inc.;

•	vendors of Internet servers, operating systems or networking hardware, such as Microsoft Corporation, Sun Microsystems, Inc., and others that bundle systems management solutions with their products;

•	providers of administration products such as BindView Corporation and Quest Software, Inc.;

•	providers of security management solutions such as BindView Corporation, Computer Associates International, Inc., International Business Machines Corporation, Internet Security Systems, Inc., Network Associates Technology, Inc., and Symantec Corporation;

•	web management service providers and vendors, such as consulting firms, web design firms, Internet audit firms, site management vendors, Internet service providers and independent software vendors;

•	providers of eBusiness intelligence solutions such as the NetGenesis products from SPSS, Inc.; and

•	providers of hosted web analytics solutions such as Coremetrics, Inc., Omniture, Inc., and WebSideStory, Inc.

In the future potential competitors may bundle their products with products similar to ours, or incorporate functionality into existing products that renders certain of our products unmarketable or obsolete. In addition, our ability to sell our products depends, in part, on the compatibility of our products with other third-party products, such as operating systems and messaging, Internet and database applications. Some of these third-party software developers may change their products so that they compete with our products or are no longer compatible with our products. Any of the foregoing could lead to price reductions or a potential loss of sales of the affected products.

Errors in our products could result in significant costs to us and could impair our ability to sell our products.

Because our software products are complex, they may contain errors, or “bugs,” that could be detected at any point in a product’s life cycle. These errors could materially and adversely affect our business reputation, result in significant costs to us, and impair our ability to sell our products in the future. The costs incurred in correcting any product errors may be substantial and could decrease our profit margins. While we expect to continually test our products for errors and work with customers through our customer support services organization to identify and correct bugs, errors in our products may be found in the future. Because it is difficult to simulate the highly complex computing environments in which our customers use our products and because of the increasing functionality of our product offerings, testing may be complicated and fail to identify all errors. Moreover, because our products support and interoperate with third-party operating systems and applications, any errors or bugs in that software may result in errors in the performance of our products and may require cooperation from the third-party to resolve.

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

Third parties may claim that our current or future products infringe their proprietary rights, and these claims, whether they have merit or not, could harm our business by increasing our costs or reducing our revenue. For example in January 2003, BMC Software, Inc. (BMC) filed suit against us alleging that our AppManager product infringes a BMC patent, and that we are infringing a BMC trademark. That litigation has now been stayed and the court has ordered that BMC submit its claims to arbitration. Although we believe these claims to be without merit, claims such as these could affect our relationships with existing customers and may discourage future customers from purchasing our products. The intensely competitive nature of our industry and the importance of technology to our competitors’ businesses may enhance the likelihood of being subject to third-party claims of this nature. Any such claims, even if without merit, could be time consuming, result in potentially significant litigation costs or damages, cause product shipment delays and require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on commercially favorable terms or at all. Such claims could also force us either to stop selling, incorporating or using products or services that incorporate the challenged intellectual property or to redesign those products or services that incorporate such technology. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry grows and the functionality of products in different industry segments overlaps.

If we fail to protect our intellectual property rights, competitors may be able to use our technology or trademarks and this could weaken our competitive position, reduce our revenue and increase costs.

Our success is heavily dependent on proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights in our products and services. These laws and procedures provide only limited protection. We presently have 15 issued patents in the United States, 20 pending patent applications in the United States, 3 issued foreign patent, and 24 pending patent applications in certain foreign jurisdictions. However, these patents may not provide sufficiently broad protection or they may not be enforceable in actions against alleged infringers. As well, despite precautions that we take, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our current or future products or to independently develop similar or superior technology or design around the patents we own. Policing unauthorized use and transfer of our software is difficult and software piracy can be expected to be a persistent problem. In licensing our products, other than in enterprise license transactions, we typically rely on “shrink wrap” or “clickwrap” licenses that are not signed by licensees. Such licenses may be unenforceable, in whole or in part, under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

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

Certain of our software products contain components developed and maintained by third-party software vendors or available through the “open source” software community. We also expect that we may incorporate software from third-party vendors and open source software in our future products. Our business would be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our software to function with alternate third-party software or open source software, or develop these components ourselves, which would result in increased costs and could result in delays in our software shipments. Furthermore, we might be forced to limit the features available in our current or future software offerings. We presently are developing products for use on the Linux platform. The SCO Group (SCO) has filed and threatened to file lawsuits against companies that operate Linux for commercial purposes, alleging that such use of Linux infringes SCO’s intellectual property rights. The threat of such litigation and the cost of the licensing scheme presently proposed by SCO may adversely affect the demand for the Linux platform and, consequently, the sales of our Linux-based products.

Natural disasters or other incidents may affect our network and data centers or otherwise disrupt our business.

We rely on our network and data center infrastructure for internal communications, communications with customers and partners, direct sales of our software products, sales lead generation and direct provision of fee-based services. That infrastructure, as well as our other facilities, is vulnerable to damage from human error, physical or electronic security breaches, power loss and other utility failures, fire, earthquake, flood, sabotage, vandalism and similar events. Despite precautions, a natural disaster or other incident could result in interruptions in our service or significant damage. Continued attempts to exploit security vulnerabilities in infrastructure products poses a real and serious threat to the stability of our IT infrastructure. Recent virus and worms, like “Slammer” in summer 2003, have the ability to propagate across the global network quickly causing business disruption even for well-prepared organizations. We believe our processes for managing these risks are appropriate; however, there are currently no safeguards that will guarantee full protection.

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

Certain provisions of our certificate of incorporation and bylaws and certain provisions of Delaware law could delay or make difficult a change in control of the Company that a stockholder may consider favorable. Our certificate of incorporation allows our Board of Directors to designate and issue one or more series of preferred stock that may have rights preferences and privileges superior to our common stock without any action by our stockholders. We have a classified Board of Directors, with staggered, three-year terms, that may lengthen the time required to gain control of the Board of Directors. In addition, certain of our officers are parties to a Change of Control Agreement or other agreements with the Company, which provide for the acceleration of stock option vesting and the payment of certain compensation in the event such officer’s employment is terminated within a specified period after a change of control. In addition, our 1995 and 2002 Stock Plans provide for acceleration of stock option vesting in the event an employee’s employment is terminated within a specified period after a change of control. Any of these provisions could dissuade a potential acquirer from seeking to acquire control of NetIQ, which in turn could result in our stockholders not being able to participate in premiums that may otherwise have been offered in potential acquisition.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, short-term investments, trade accounts receivable, and accounts payable. We consider investments in highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. Our investment policy limits the percentage of assets that can be invested in any one issuer of debt and any one type of short-term investment.

Our business is principally transacted in United States dollars. During fiscal 2003, 10% of our invoices were in currencies other than the United States dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Austria, Belgium, Brazil, Canada, Denmark, France, Germany, Ireland, Italy, Japan, Netherlands, New Zealand, Norway, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. We believe that a natural hedge exists in some local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of June 30, 2003 we had no hedging contracts outstanding.

At June 30, 2003 we had $76.1 million in cash and cash equivalents, and $237.3 million in short-term investments. Based on our cash, cash equivalents and short-term investments at June 30, 2003, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $500,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required to be filed under this Item are presented in Item 15 and the Schedule of Valuation and Qualifying Accounts, which follows Item 15.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have a disclosure committee comprised of key individuals from a variety of disciplines within our company who are involved in the disclosure and reporting process. The committee meets regularly to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to our executive officers, see the section captioned “Executive Officers” at the end of Part I of this report. All other information required by this item is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement to be filed in connection with our 2003 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section captioned “Executive Compensation” contained in the Proxy Statement to be filed in connection with our 2003 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the section captioned “Beneficial Ownership of Company Stock” contained in the Proxy Statement to be filed in connection with our 2003 Annual Meeting of Stockholders.

See the information contained under the heading “Employee Stock Options” within Item 7 of this Form 10-K regarding common stock subject to future issuance under the Company’s equity compensation plans and warrant agreements as of June 30, 2003.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section captioned “Certain Relationships and Related Transactions” contained in the Proxy Statement to be filed in connection with our 2003 Annual Meeting of Stockholders.

ITEM 14.    ACCOUNTANTS FEES AND SERVICES

The information required by this item is incorporated by reference to the section captioned “Audit and Related Fees” contained in the Proxy Statement to be filed in connection with our 2003 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report:

1. Financial Statements.    The following financial statements of the Company and the Report of Deloitte & Touche LLP, Independent Auditors, are included in this Report on the pages indicated:

2.  Financial Statement Schedules.    The following financial statement schedule of the Company for the years ended June 30, 2003, 2002 and 2001, is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

Schedule	Title	Page
II	Valuation and Qualifying Accounts	77

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3.  Exhibits.

Exhibit Number	Description

2+	Agreement and Plan of Merger dated as of September 30, 2002 among PentaSafe Security Technologies, Inc. NetIQ, Durham Acquisition Corp., Joseph Horzepa as Shareholder Representative and J.P. Morgan Trust Company, National Association, as Escrow Agent (incorporated by reference to the exhibit of the same number filed with NetIQ’s Quarterly Report on Form 10-Q, filed February 14, 2003)

3(a)+	Restated Certificate of Incorporation of NetIQ (incorporated by reference to the exhibit of the same name filed with NetIQ’s Registration Statement on Form S-4, declared effective February 23, 2001)

3(c)+	Restated Bylaws of NetIQ (incorporated by reference to the exhibit of the same name filed with NetIQ’s Registration Statement on Form S-4, declared effective February 23, 2001)

4(a)+	Specimen Common Stock Certificate (incorporated by reference to the exhibit 4.1 of NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

4(b)+	Registration Rights Agreement, dated May 14, 1997 by and among NetIQ and certain NetIQ stockholders identified therein (incorporated by reference to the exhibit 4.2 of NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.1+	Form of Indemnification Agreement between NetIQ and each of its directors and executive officers (incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

Exhibit Number	Description

10.2+	Form of Change of Control Severance Agreements between NetIQ and each of its executive officers (incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.3A+	Amended and Restated 1995 Stock Plan

10.3B+	Form of Stock Option Agreement under the Amended and Restated Stock Plan (incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.3C+	Form of Director Option Agreement under the 1995 Amended and Restated Stock Plan (incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.4A+	1999 Employee Stock Purchase Plan (incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.4B+	Form of Subscription Agreement under the 1999 Employee Stock Purchase Plan (incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.5+	2002 Stock Plan (incorporated by reference to the same exhibit of the same number filed with NetIQ’s Initial employee benefits plan statement on Form S-8, filed January 30, 2002)

10.6*+	Software Distribution Agreement, dated June 23, 1998 between NetIQ and Tech Data Product Management, Inc. (incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.7+	Agreement of Sublease, dated July 31, 1998 between NetIQ and AMP Incorporated (incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.8+	Confidential Settlement Agreement, dated March 10, 1999 by and between Compuware Corporation, NetIQ, and the individuals named therein (incorporated by reference to the exhibit of the same number filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.9+	Purchase and Sale Agreement, dated July 24, 2000 between NetIQ and TMG North First Associates, L.P. (incorporated by reference to the exhibit of the same number filed with NetIQ’s Quarterly Report on Form 10-Q, filed November 14, 2000)

10.10*+	License, Development and Marketing Agreement, dated September 25, 2000 between NetIQ and Microsoft Corporation (incorporated by reference to the exhibit of the same number filed with NetIQ’s Quarterly Report on Form 10-Q, filed November 14, 2000)

10.11+	Employment Agreement, dated January 16, 2001 as amended on September 24, 2001 by and between NetIQ and Elijahu Shapira

10.12+	Employment Agreement, dated January 25, 2002 by and between NetIQ and Charles Boesenberg (incorporated by reference to the exhibit of the same number filed with NetIQ’s Quarterly Report on Form 10-Q, filed February 12, 2002)

10.13+	Action by Unanimous Written Consent of the Compensation Committee of NetIQ, effective as of January 25, 2002 (incorporated by reference to the exhibit of the same number filed with NetIQ’s Quarterly Report on Form 10-Q, filed February 12, 2002)

10.14+	Separation and Settlement Agreement with General Complete Release of All Claims, dated February 5, 2002 by and between NetIQ and Thomas P. Bernhardt (incorporated by reference to the exhibit of the same number filed with NetIQ’s Quarterly Report on Form 10-Q, filed February 12, 2002)

Exhibit Number	Description

10.16+	Common Stock Warrant Agreement, dated March 31, 2002 by and between NetIQ and Heidrick & Struggles, Inc. (incorporated by reference to the exhibit of the same number filed with NetIQ’s Quarterly Report on Form 10-Q, filed May 14, 2002)

10.17+	Amended and Restated 1998 Stock Incentive Compensation Plan (incorporated by reference to the exhibit of the same number filed with NetIQ’s Quarterly Report on Form 10-Q, filed May 14, 2002)

10.18+	The Approved UK Sub-Plan of the NetIQ Amended and Restated 1998 Stock Incentive Compensation Plan (incorporated by reference to the exhibit of the same number filed with NetIQ’s Quarterly Report on Form 10-Q, filed May 14, 2002)

10.19+	Agreement of Sublease, dated April 30, 2002 between NetIQ and Compaq Computer Corporation

10.20+	PentaSafe, Inc. Third Amended and Restated 1998 Stock and Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 101821))

10.21+	Employment Agreement with Non-Competition and No-Hire Agreement between Douglas Erwin, NetIQ, and PentaSafe Security Technologies, Inc (incorporated by reference to the exhibit of the same number filed with NetIQ’s Quarterly Report on Form 10-Q, filed February 14, 2003)

21	Subsidiaries of the Registrant

23	Independent Auditors’ Consent

24	Power of Attorney (see page 48)

25	Separation and Settlement Agreement with Mutual General Complete Release of All Claims, dated April 23, 2003, by and between NetIQ and Glenn S. Winokur

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Subject to Confidential Treatment
+	Previously filed

(b)	Reports on Form 8-K

1.	A current report on Form 8-K was filed on July 23, 2003 reporting our financial results as of and for the three and twelve months ended June 30, 2003 and providing guidance for fiscal 2004, including for the three months ending September 30, 2003.

2.	A current report on Form 8-K was filed on August 11, 2003 announcing David J. Barram as Lead Independent Director, Maureen F. McNichols as Director, and resignation of Douglas J. Erwin as a Director of NetIQ.

SIGNATURES

Pursuant to the requirements of the Securities Act, NetIQ Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 8th day of September, 2003.

NETIQ CORPORATION

By:	/s/ JAMES A. BARTH

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

Name	Title	Date

/s/ CHARLES M. BOESENBERG (Charles M. Boesenberg)	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 8, 2003

/s/ JAMES A. BARTH (James A. Barth)	Senior Vice President, Finance and Administration, and Chief Financial Officer, (Principal Financial and Accounting Officer)	September 8, 2003

/s/ DAVID J. BARRAM (David J. Barram)	Director	September 8, 2003

/s/ CHING-FA HWANG (Ching-Fa Hwang)	Director	September 8, 2003

/s/ ALAN W. KAUFMAN (Alan W. Kaufman)	Director	September 8, 2003

/s/ MICHAEL E. LEHMAN (Michael E. Lehman)	Director	September 8, 2003

/s/ MICHAEL J. MAPLES (Michael J. Maples)	Director	September 8, 2003

(Maureen F. McNichols)	Director

/s/ ELIJAHU SHAPIRA (Elijahu Shapira)	Director	September 8, 2003

/s/ YING-HON WONG (Ying-Hon Wong)	Director	September 8, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of NetIQ Corporation:

We have audited the accompanying consolidated balance sheets of NetIQ Corporation and subsidiaries (the Company) as of June 30, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the consolidated financial statement schedule listed in Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NetIQ Corporation and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, in 2003 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. As discussed in Note 6 to the consolidated financial statements, certain expense classifications in the accompanying consolidated statements of operations for the fiscal years ended June 30, 2002 and 2001 have been revised.

/s/ Deloitte & Touche LLP

San Jose, California

July 21, 2003

NetIQ CORPORATION

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and 2002

(In thousands, except share and per share amounts)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$76,095	$64,032
Short-term investments	237,281	411,861
Accounts receivable, net of allowance for uncollectible accounts and sales returns of $2,045 in 2003 and $3,029 in 2002	39,016	35,095
Prepaid expenses and other	7,019	4,511

Total current assets	359,411	515,499

Property and equipment, net	58,042	55,518
Other intangible assets, net	56,245	57,537
Goodwill	272,561	915,813
Long-term investments	5,714	2,652
Other assets	1,797	1,624

Total assets	$753,770	$1,548,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,224	$5,612
Accrued compensation and related benefits	16,667	17,505
Other liabilities	13,124	15,363
Restructuring liability, current portion	2,302	—
Deferred revenue, current portion	55,632	46,603

Total current liabilities	94,949	85,083

Restructuring liability, net of current portion	532	—
Deferred revenue, net of current portion	3,082	2,100

Total liabilities	98,563	87,183

Commitments and contingencies (Note 13)
Stockholders’ equity:
Convertible preferred stock—$0.001; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock—$0.001; 250,000,000 shares authorized, 56,540,908 issued and outstanding in 2003; 54,588,258 issued and outstanding in 2002	2,927,470	2,876,462
Deferred employee stock-based compensation	(861)	(395)
Accumulated deficit	(2,271,445)	(1,327,592)
Accumulated other comprehensive income	43	1,625
Less treasury stock, at cost, zero shares at June 30, 2003 and 4,003,550 shares at June 30, 2002	—	(88,640)

Total stockholders’ equity	655,207	1,461,460

Total liabilities and stockholders’ equity	$753,770	$1,548,643

See notes to consolidated financial statements.

NetIQ CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years Ended June 30, 2003, 2002, and 2001

(In thousands, except per share amounts)

	2003	2002	2001
		(As revised**)	(As revised**)

Software license revenue	$205,707	$207,848	$125,670
Service revenue	104,517	70,391	41,267

Total revenue	310,224	278,239	166,937

Cost of software license revenue	10,090	4,048	2,114
Cost of service revenue	29,329	23,483	10,213
Amortization and impairment of purchased technology (**)	25,436	21,109	8,976

Total cost of revenue	64,855	48,640	21,303

Gross profit	245,369	229,599	145,634

Operating expenses:
Sales and marketing	131,912	107,713	76,706
Research and development	71,105	61,016	39,607
General and administrative	24,020	19,110	13,140
Employee stock-based compensation (*)	796	3,247	2,001
Amortization of other intangible assets	18,520	20,198	9,940
Impairment of goodwill	330,484	—	—
Write-off of acquired in-process research and development	1,396	—	2,663
Restructuring charge	5,280	—	816
Amortization of goodwill	—	751,763	535,770

Total operating expenses	583,513	963,047	680,643

Loss from operations	(338,144)	(733,448)	(535,009)

Other income (expenses):
Interest income	10,764	19,438	22,274
Interest expense	(40)	(26)	(40)
Impairment of long-term investment	(1,438)	—	—
Other income (expenses), net	1,465	(682)	(448)

Total other income	10,751	18,730	21,786

Loss before income taxes and cumulative effect of change in accounting principle	(327,393)	(714,718)	(513,223)
Income taxes	2,010	15,770	10,610

Loss before cumulative effect of change in accounting principle	(329,403)	(730,488)	(523,833)

Cumulative effect of change in accounting principle, net of income taxes	(579,338)	—	—

Net loss	(908,741)	(730,488)	(523,833)

Other comprehensive income (expenses), net of income taxes:
Foreign currency translation adjustments	(763)	98	(6)
Unrealized (loss) gain on short-term investments	(819)	(40)	1,690

Comprehensive loss	$(910,323)	$(730,430)	$(522,149)

Basic and diluted earnings per share:
Loss before cumulative effect of change in accounting principle	$(6.19)	$(13.74)	$(12.48)
Cumulative effect of change in accounting principle	(10.88)	—	—

Net loss	$(17.07)	$(13.74)	$(12.48)

Shares used to compute basic and diluted earnings per share	53,253	53,155	41,984

(*) Employee stock-based compensation:
Sales and marketing	$294	$917	$668
Research and development	324	1,155	624
General and administrative	178	1,175	709

Total	$796	$3,247	$2,001

(**)	During fiscal 2003 the Company reclassified from operating expenses to cost of revenue the amortization of purchased technology for fiscal 2002 and 2001. The reclassification did not change total revenue, net loss, or earnings per share. See Note 6 to Consolidated Financial Statements.

See notes to consolidated financial statements.

NetIQ CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2003, 2002, and 2001

(In thousands, except share and per share amounts)

			Deferred Employee Stock-based Compensation		Accumulated Other Comprehensive Income (loss)
	Common Stock			Accumulated Deficit		Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances, June 30, 2000	37,533,359	$1,760,396	$(1,286)	$(73,271)	$(117)	—	$—	$1,685,722
Exercise of stock options	2,538,963	24,768	—	—	—	—	—	24,768
Issuances of stock under Employee Stock Purchase Plan	362,473	5,686	—	—	—	—	—	5,686
Issuances of stock and options in business combinations, net	12,849,834	1,058,706	(4,893)	—	—	—	—	1,053,813
Stock issued in lieu of compensation	—	51	—	—	—	—	—	51
Deferred employee stock-based compensation	—	(396)	396	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	2,001	—	—	—	—	2,001
Foreign currency translation adjustments	—	—	—	—	(6)	—	—	(6)
Unrealized gain on short-term investments	—	—	—	—	1,690	—	—	1,690
Net loss	—	—	—	(523,833)	—	—	—	(523,833)

Balances, June 30, 2001	53,284,629	2,849,211	(3,782)	(597,104)	1,567	—	—	2,249,892
Exercise of stock options	823,263	7,760	—	—	—	—	—	7,760
Issuances of stock under Employee Stock Purchase Plan	480,366	8,697	—	—	—	—	—	8,697
Tax benefit of disqualifying disposition of stock options	—	9,434	—	—	—	—	—	9,434
Warrant issued in lieu of compensation	—	1,500	—	—	—	—	—	1,500
Deferred employee stock-based compensation	—	(140)	140	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	3,247	—	—	—	—	3,247
Foreign currency translation adjustments	—	—	—	—	98	—	—	98
Unrealized loss on short-term investments	—	—	—	—	(40)	—	—	(40)
Net loss	—	—	—	(730,488)	—	—	—	(730,488)
Purchase of treasury stock	—	—	—	—	—	4,003,550	(88,640)	(88,640)

Balances, June 30, 2002	54,588,258	2,876,462	(395)	(1,327,592)	1,625	4,003,550	(88,640)	1,461,460
Exercise of stock options	1,174,385	6,405	—	—	—	—	—	6,405
Issuances of stock under Employee Stock Purchase Plan	609,274	7,356	—	—	—	—	—	7,356
Exercise of warrant	3,837	43	—	—	—	—	—	43
Deferred employee stock-based compensation	—	(550)	550	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	796	—	—	—	—	796
Issuances of stock and options in business combinations, net	165,154	37,754	(1,812)	(35,112)	—	(4,003,550)	88,640	89,470
Foreign currency translation adjustments	—	—	—	—	(763)	—	—	(763)
Unrealized loss on short-term investments	—	—	—	—	(819)	—	—	(819)
Net loss	—	—	—	(908,741)	—	—	—	(908,741)

Balances, June 30, 2003	56,540,908	$2,927,470	$(861)	$(2,271,445)	$43	—	$—	$655,207

See notes to consolidated financial statements.

NetIQ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2003, 2002, and 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(908,741)	$(730,488)	$(523,833)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,250	804,921	560,875
Amortization of employee stock-based compensation	796	3,247	2,001
Loss on sale of investments and property and equipment	824	1,000	415
Impairment of goodwill	330,484	—	—
Equity interest in loss of unconsolidated investee	500	148	—
Impairment of long-term investment in affiliate	1,438	—	—
Write-off of acquired in-process research and development costs	1,396	—	2,663
Cumulative effect of change in accounting principle	579,338	—	—
Tax benefit from disqualifying dispositions of stock options	181	13,900	9,620
Stock and warrant issued in lieu of compensation	—	1,501	51
Changes in:
Accounts receivable	3,491	(7,577)	(4,509)
Prepaid expenses and other	(1,394)	(1,814)	2,631
Accounts payable	(245)	360	(1,675)
Accrued compensation and related benefits	(5,785)	2,592	6,207
Other liabilities	(15,311)	(3,525)	(7,577)
Restructuring liability	2,834	—	—
Deferred revenue	(932)	14,998	6,011

Net cash provided by operating activities	47,124	99,263	52,880

Cash flows from investing activities:
Purchases of property and equipment	(15,291)	(15,609)	(42,595)
Proceeds from sales of property and equipment	20	47	31
Cash (used) received in acquisitions, net	(202,312)	—	6,768
Purchases of short-term investments	(182,967)	(305,517)	(397,566)
Proceeds from sale of short-term investments	132,742	—	62,588
Proceeds from maturities of short-term investments	224,521	270,901	190,510
Purchases of long-term investments	(5,000)	(2,800)	—
Other	201	(185)	(1,192)

Net cash used in investing activities	(48,086)	(53,163)	(181,456)

Cash flows from financing activities:
Proceeds from sale of common stock and exercise of warrant	13,803	16,456	30,454
Purchase of treasury stock	—	(88,640)	—

Net cash provided by (used in) financing activities	13,803	(72,184)	30,454

Effect of exchange rate changes on cash	(778)	622	6

Net increase (decrease) in cash and cash equivalents	12,063	(25,462)	(98,116)
Cash and cash equivalents, beginning of year	64,032	89,494	187,610

Cash and cash equivalents, end of year	$76,095	$64,032	$89,494

Noncash investing activities:
Issuance of common stock and options in business combinations	$37,754	$—	$1,058,706
Issuance of treasury stock in business combination	$53,528	$—	$—
Supplemental disclosure of cashflow information-cash paid for:
Interest	$40	$26	$40
Income taxes	$2,451	$1,367	$677

See notes to consolidated financial statements.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2003, 2002, and 2001

1.    Organization and Summary of Significant Accounting Policies

Organization—NetIQ Corporation (Company), established in June 1995, develops, markets and supports systems and security management and web analytics software solutions. The Company markets its products through its field and inside sales organization and reseller channel partners.

Basis of Presentation—The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include allowance for uncollectible accounts receivable, allowance for sales returns, net realizable value of other intangible assets and goodwill, facility reserves, restructuring liabilities, and recoverability of deferred income tax assets and liabilities. Actual results could differ from those estimates.

Cash Equivalents—The Company considers all highly liquid debt instruments and time deposits, purchased with a remaining maturity of three months or less to be cash equivalents.

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

Property and Equipment—Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives, generally fifteen years for the building, three to five years for computer equipment and software, five years for furniture and fixtures, and shorter of five years or life of the related lease for leasehold improvements.

Software Development Costs—Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Computer Software To Be Sold, Leased or Otherwise Marketed. The costs to develop such software have not been capitalized, as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility. During fiscal 2003, the Company revised the classification of amortization of purchased technology from operating expenses to cost of revenue. The revision in expense classification was applied to all periods presented.

Other Intangible Assets—Other intangible assets consist of purchased technology, acquired customer lists and contracts, trade names and trademarks, patents, and publishing rights and are amortized using the straight-line method over the estimated useful lives, generally three years.

Goodwill—Goodwill represents the excess of acquisition costs over the fair value of net assets acquired. Through June 30, 2002 goodwill was amortized on a straight-line method over three years. On July 1, 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and discontinued the amortization of goodwill (see Notes 3 and 7). The Company performs its annual test of impairment of goodwill as of April 30.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2002, and 2001

Long-Term Investments—Long-term investments consist of equity investments in privately held companies, accounted for under the cost method, as the Company does not have the ability to exert significant influence. One of these investments was accounted for under the equity method from the date of acquisition until May 2003. Accordingly, the investment was adjusted during the period to reflect the Company’s share of investment income or loss, which is recorded as other expenses. Subsequent to May 2003, due to a reduction in ownership percentage, the investment is recorded under the cost method.

Long Lived Assets—The Company reviews the carrying value of its long-term assets on a periodic basis. The recoverability of property and equipment and other intangible assets is assessed based on current projections of future revenue and cash flows. In addition to the annual test of impairment of goodwill, management assesses impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Treasury Stock—Treasury stock is accounted for by the cost method. In April 2002 the Board of Directors authorized a stock repurchase program to acquire, from time to time, up to $100.0 million of the Company’s outstanding common stock in open market or negotiated transactions. The Company had repurchased 4,003,550 shares as of June 30, 2002 under the program for a total purchase price of $88.6 million. All treasury stock was issued in the acquisition of PentaSafe Security Technologies, Inc. in December 2002.

Revenue Recognition—Revenue is generated from licensing software and providing services. The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, as promulgated by Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and other related pronouncements. In accordance with these statements, revenue is recognized upon meeting each of the following criteria:

•	Existence of persuasive evidence of an arrangement. Persuasive evidence is generally a purchase order, license agreement or other contract;

•	Delivery of product and authorization keys. Delivery has occurred when media containing the software is shipped or, in the case of electronic delivery, the customer is given access to the software, and the authorization keys are shipped or made available to the customer electronically;

•	Fee is fixed or determinable. A fee is deemed to be fixed or determinable when it is not subject to subsequent refund or adjustment. If the fee is not fixed or determinable, revenue is recognized when the fee becomes due and payable;

•	Collection is deemed probable; and

•	Vendor-specific objective evidence exists to allocate the total fee to the elements of the arrangement.

Software revenue is recognized using the residual method. Under the residual method revenue is recognized if vendor-specific objective evidence of fair value exists for all of the undelivered elements in an arrangement. Vendor-specific objective evidence of fair value is based on the price generally charged when the element is sold separately or, if not yet sold separately, is established by authorized management. In situations where vendor-specific objective evidence of fair value for an undelivered element does not exist, the entire amount of revenue from the arrangement is deferred and recognized when fair value can be established for all undelivered elements or when all such elements are delivered.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2002, and 2001

Service revenue includes maintenance revenue, usage and subscription-based revenue from hosted services offerings, consulting and training services.

License revenue is deferred when the criteria noted above are not met for revenue recognition purposes, and recognized, as appropriate, when all criteria for revenue recognition have been met. Maintenance revenue is deferred and recognized ratably over the maintenance term, typically one year. Advance payments for hosted services are deferred and revenue is recognized over the service period. Deferred consulting and training revenues are recognized as those services are performed.

Generally, sales made through distributors, resellers, and original equipment manufacturers are recognized at the time these partners report that they have sold the software or, alternatively, when the Company drop-ships the product to the end-user, in each case after all revenue recognition criteria have been met. Sales made to international master distributors of web analytics products are recognized when sold to the master distributor once all revenue recognition criteria have been met. Additionally, the Company monitors master distributor inventory levels, accounts receivable aging, and the distributor credit history and current credit rating. The Company also maintains an allowance for potential sales returns.

When licenses and services are sold together, license fees are recognized upon shipment, provided that (1) the above criteria have been met, (2) payment of the license fee is not dependent upon the performance of the services, and (3) the services do not provide significant customization of the software and are not essential to the functionality of the software that was sold. For arrangements that do not meet the above criteria, license and related service revenues are recognized upon completion of all contractual obligations.

Stock-based Compensation—The Company accounts for its employee stock option plans in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Unvested options assumed in acquisitions are accounted for in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, and the related deferred employee stock-based compensation is amortized ratably over the vesting periods.

SFAS No 123, Accounting for Stock-Based Compensation, as amended by SFAS No 148, Accounting for Stock-Based Compensation—Transition and Disclosure, requires the disclosure of pro forma earnings as though the Company had adopted the SFAS No 123 fair value method since the Company’s inception. The fair value of stock-based awards to employees is calculated through the use of the Black-Scholes options pricing model, even though such model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The weighted-average fair values of the Company’s stock-based awards to employees are based on the single option valuation approach, forfeitures are recognized as they occur and it is assumed no dividends will be declared. The weighted-average fair value calculations were based on the following assumptions:

	Year ended June 30,
	2003	2002	2001
Estimated life (in years)	4.00	4.00	4.00
Risk-free interest rate	2.7%	3.5%	5.0%
Volatility	74%	82%	85%

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2002, and 2001

For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized using the straight-line method over the options’ vesting period. The Company’s pro forma results are as follows (in thousands, except per share amounts):

	Year Ended June 30,
	2003	2002	2001
Reported net loss	$(908,741)	$(730,488)	$(523,833)
Employee stock-based compensation expense included in reported net income, net of income taxes	796	3,247	2,001
Employee stock-based compensation determined under the fair value method for all awards, net of income taxes	(74,752)	(49,487)	(28,915)

Pro forma net loss	$(982,697)	$(776,728)	$(550,747)

Basic and diluted earnings per share:
As reported	$(17.07)	$(13.74)	$(12.48)
Pro forma	$(18.45)	$(14.61)	$(13.12)

Foreign Currency Transactions—The functional currencies of the Company’s foreign subsidiaries are the local currencies. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at the exchange rates in effect as of the balance sheet date and results of operations for each subsidiary are translated using average rates in effect for the periods presented. Translation adjustments are included in stockholders’ equity as accumulated other comprehensive income and as part of comprehensive loss.

Income Taxes—Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is recorded to reduce net deferred tax assets to amounts that are more likely than not to be recognized.

Earnings Per Share—Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding, less shares subject to repurchase by the Company. Diluted earnings per share was the same as basic earnings per share for all periods presented since the effect of potentially dilutive securities is excluded, as their inclusion would be antidilutive due to the Company’s net loss.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade receivables. Cash equivalents consist primarily of money market funds and certificates of deposit. Short-term investments consist primarily of corporate notes and bonds, US Government and municipalities notes and bonds, floating rate investments, foreign debt issues, asset-backed securities, commercial paper, and certificates of deposit, and are regularly monitored by management. The Company’s investment policy limits the percentage of assets that can be invested in any one issuer of debt and any one type of short-term investment.

The Company sells its products to companies in diverse industries and generally does not require its customers to provide collateral to support accounts receivable. Credit reviews are performed on significant customers prior to extending credit. The determination of a customer’s ability to pay requires significant judgment and failure to collect from a customer can adversely affect the Company’s revenues and net income. To reduce credit risk, management also performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2002, and 2001

Certain Significant Risks and Uncertainties—The Company operates in the software industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have significant negative effect on the Company’s future financial position, results of operations and cash flows: merger integration efforts; demand for systems and security management and web analytics solutions, including new product introductions by competitors; development of distribution channels; demand for Windows based systems and applications; ability to implement and expand operational customer support and financial control systems to manage growth, both domestically and internationally; the hiring, training and retention of key employees; the Company’s relationship with Microsoft; fundamental changes in technology underlying software products; litigation or other claims against the Company.

Recently Issued Accounting Standards—In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The Company adopted the provisions of SFAS No. 146 for restructuring activities after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, while under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

In December 2002, the FASB issued SFAS No. 148, which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure requirements of SFAS No. 148 effective January 1, 2003.

Reclassifications—Certain amounts previously reported have been reclassified to conform to the current year presentation. See also Note 6 to Consolidated Financial Statements.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2002, and 2001

2.    Business Combinations

Fiscal 2003 acquisitions

Acquisition of PentaSafe Security Technologies, Inc:

On December 9, 2002 the Company acquired all outstanding shares of PentaSafe Security Technologies, Inc. (PentaSafe) for cash of $185.0 million and approximately 4.2 million shares of common stock, valued at approximately $55.7 million. The Company also assumed warrants to purchase approximately 60,000 shares of the Company’s common stock valued at approximately $606,000, and assumed employee stock options to purchase approximately 3.8 million shares of the Company’s common stock valued at approximately $35.0 million, of which approximately $1.8 million was recorded as deferred employee stock-based compensation to be amortized over the remaining vesting period of the options. The Company also incurred approximately $5.2 million of direct acquisition costs, for a total purchase price of approximately $281.5 million. PentaSafe provided integrated security management software solutions designed to ensure continuous compliance with security policies as well as to defend against security threats. The Company acquired PentaSafe to accelerate its penetration of the security management market, broaden its customer base, and strengthen its security product portfolio and domain expertise.

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

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2002, and 2001

The results of operations of PentaSafe from the date of acquisition have been included in the Company’s consolidated financial statements. The assets acquired and liabilities assumed at the date of acquisition were recorded at estimated fair values. Fair values of intangible assets acquired are based on an independent valuation prepared using estimates and assumptions provided by management. Fair value of tangible assets acquired and liabilities assumed were determined by management using estimates of current replacement cost, present value of amounts to be collected in the future, and other techniques. The purchase price has been allocated as follows (in thousands):

Current assets	$10,041
Property and equipment, net	2,743
Other assets	294
Other intangible assets subject to amortization:
Purchased technology	16,014
Customer contracts	23,853
Publishing rights	1,262
Tradename	633
Deferred employee stock-based compensation	1,812
In-process research and development costs	1,368
Goodwill	245,384

Total assets acquired	303,404

Current liabilities	(13,009)
Deferred revenue	(8,919)

Total liabilities assumed	(21,928)

Net assets acquired	$281,476

The Company is amortizing other intangible assets on a straight-line basis over an estimated useful life of three years.

Approximately $1.4 million of the purchase price was allocated to the estimated fair value of in-process research and development projects. At the date of acquisition, these projects had not reached technological feasibility and had no future alternative minimum use. Accordingly, the value allocated to these projects was immediately expensed in operations on the acquisition date during fiscal 2003. The estimated fair value of these projects was determined by applying the income approach, which considers the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 25% to take into account the novelty of the technology, the extent of the company’s familiarity with the technology, the stage of completion and the risks surrounding the successful development and commercialization of each of the in-process research and development projects that were valued.

The goodwill recorded as a result of the acquisition is not deductible for income tax purposes.

PentaSafe had approximately 310 employees at the date of the acquisition. Prior to December 31, 2002 and in connection with the acquisition, the Company gave termination notices to 55 PentaSafe employees made redundant, and accrued $1.7 million related to their severance benefits. The estimated cost of eliminating these positions was accounted for as part of the purchase price. Of the total eliminated positions, 9 were in research and development, 26 were in sales and marketing, and 20 were in general and administration. As of June 30, 2003, 52 redundant employees had left the Company and the remaining 3 redundant employees will terminate

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2002, and 2001

employment by August 2003. During fiscal 2003, $1,639,000 was paid as termination benefits and $48,000 remained as a liability at June 30, 2003.

The following unaudited pro forma information shows the results of operations for fiscal 2003 and 2002 as if the PentaSafe acquisition had occurred at the beginning of the periods presented and at the purchase price established at the time of the acquisition (in thousands, except per share amounts):

	Year Ended June 30,
	2003	2002
Revenue	$325,420	$316,677

Loss before cumulative effect of change in accounting principle	$(347,144)	$(746,919)

Net loss	$(926,482)	$(746,919)

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(6.30)	$(13.03)

Net loss per share	$(16.81)	$(13.03)

The pro forma results for fiscal 2003 exclude $1.4 million in charges for write-off of acquired in-process research and development as such charges are non-recurring. The pro forma results for fiscal 2003 and 2002 include amortization of other intangible assets. The pro forma results for fiscal 2003 include $11.0 million related to non-recurring charges incurred by PentaSafe.

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

Acquisition of Marshal Software Ltd.:

On December 20, 2002 the Company acquired all of the outstanding shares of Marshal Software Ltd. (Marshal) for cash of $22.7 million and incurred approximately $300,000 of direct acquisition costs, for a total purchase price of approximately $23.0 million. Marshal provided enterprise content security solutions. The Company acquired Marshal to address its customers’ requirements for controlling and monitoring electronic data entering and leaving the organization and to add content security to its comprehensive range of solutions for messaging environments.

The results of operations of Marshal from the date of acquisition have been included in the Company’s condensed consolidated financial statements. In connection with the acquisition, intangible assets of $23.8 million were acquired, comprising $4.7 million of other intangible assets that are being amortized over three years, and goodwill of $19.1 million. Additionally, net liabilities of $823,000 were assumed in the acquisition. The goodwill recorded as a result of the acquisition is not deductible for income tax purposes.

The pro forma effects to the consolidated financial statements of acquiring Marshal as of the beginning of fiscal 2002 are not presented as such effects are not significant.

Fiscal 2002 acquisitions

The Company made no significant acquisitions during fiscal 2002.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2002, and 2001

3.    Change in Accounting Principle

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on July 1, 2002. SFAS No. 142 requires the Company to stop amortizing goodwill and certain other intangible assets with an indefinite useful life. Instead, it requires that goodwill and other intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142, and at least annually thereafter. The Company’s annual review of impairment will be conducted each year as of April 30. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.

Upon adoption of SFAS No. 142, the Company recorded a one-time, non-cash transitional impairment charge of $579.3 million to reduce the carrying value of its goodwill from previous acquisitions. The charge is reflected as the cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations. In calculating the impairment charge, the fair values of the reporting units were estimated using a combination of the discounted cash flows and comparable transactions methodologies. There was no income tax effect of the change in accounting principle. As a result of the adoption of SFAS No. 142, $2.4 million relating to acquired workforce was reclassified from other intangible assets to goodwill.

In accordance with SFAS No. 142, the Company discontinued amortization of goodwill, effective July 1, 2002. A reconciliation of previously reported net loss and earnings per share to the amounts adjusted for the exclusion of the amortization of acquired workforce and goodwill, net of the related income tax effect follows (in thousands, except per share amounts):

	Year Ended June 30,
	2003	2002	2001
Reported net loss(1)	$(908,741)	$(730,488)	$(523,833)
Add: Acquired workforce amortization, net of tax	—	1,729	1,022
Add: Goodwill amortization, net of tax	—	751,763	535,770

Adjusted net income (loss)	$(908,741)	$23,004	$12,959

Basic earnings per share	$(17.07)	$(13.74)	$(12.48)
Add: Acquired workforce amortization, net of tax	—	0.03	0.02
Add: Goodwill amortization, net of tax	—	14.14	12.76

Adjusted basic earnings per share	$(17.07)	$0.43	$0.30

Share used to compute basic earnings per share	53,253	53,155	41,984

Diluted earnings per share	$(17.07)	$(13.27)	$(11.49)
Add: Acquired workforce amortization, net of tax	—	0.03	0.02
Add: Goodwill amortization, net of tax	—	13.66	11.75

Adjusted diluted earnings per share	$(17.07)	$0.42	$0.28

Share used to compute diluted earnings per share	53,253	55,034	45,581

(1)	Net loss for fiscal 2003 includes the impact of the cumulative effect of change in accounting principle of $579.3 million upon adoption of SFAS No. 142 and a charge of $330.5 million related to impairment of goodwill.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2002, and 2001

4.    Short-term Investments

Short-term investments consist of the following (in thousands):

	June 30, 2003
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
US government and municipalities notes and bonds	$160,952	$668	$—	$161,620
Corporate notes and bonds	49,476	436	(26)	49,886
Asset-backed securities	25,674	77	(2)	25,749
Certificates of deposit	26	—	—	26

Short-term investments	$236,128	$1,181	$(28)	$237,281

	June 30, 2002
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate notes and bonds	$192,985	$1,399	$(36)	$194,348
US government and municipalities notes and bonds	174,955	871	—	175,826
Floating rate investments	11,548	—	(40)	11,508
Foreign debt issues	10,310	128	—	10,438
Asset-backed securities	9,025	188	—	9,213
Commercial paper	8,920	—	—	8,920
Certificates of deposit	1,608	—	—	1,608

Short-term investments	$409,351	$2,586	$(76)	$411,861

At June 30, 2003 short-term investments with amortized cost of $166.0 million and fair value of $166.7 million have maturities of less than one year and short-term investments with amortized cost of $70.1 million and fair value of $70.6 million have maturities of one to two years.

Any gains and losses on sales of securities are computed on a specific identification basis. During fiscal 2003 gross realized gains and losses on sale of investments were $534,000 and $22,000, respectively. There were no realized gains or losses during fiscal 2002. During fiscal 2001 gross realized losses on sale of investments were $355,000. There were no gains during fiscal 2001.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2002, and 2001

5.    Property and Equipment

Property and equipment at June 30 consist of (in thousands):

	2003	2002
Land and building	$32,959	$32,896
Computer equipment and software	41,824	30,278
Leasehold improvements	7,145	3,031
Furniture and fixtures	4,456	3,978
Construction in progress	560	1,964

	86,944	72,147
Less accumulated depreciation	(28,902)	(16,629)

Property and equipment, net	$58,042	$55,518

6.    Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Carrying amount	Accumulated Amortization	Net

	June 30, 2003
Purchased technology	$83,261	$55,145	$28,116
Customer contracts	24,829	4,618	20,211
Customer lists	42,651	36,840	5,811
Publishing rights	1,262	235	1,027
Tradenames	3,047	2,246	801
Patents	1,487	1,208	279

	$156,537	$100,292	$56,245

	June 30, 2002
Purchased technology	$64,297	$30,741	$33,556
Customer lists	39,881	21,514	18,367
Acquired workforce	8,570	4,748	3,822
Tradenames	2,414	1,380	1,034
Patents	1,487	729	758

	$116,649	$59,112	$57,537

During the quarter ended June 30, 2003 the Company decided to discontinue one of its products that was acquired as part of an acquisition. As a result, the Company recorded an impairment charge of $798,000 relating to the unamortized purchased technology intangible asset of that discontinued product.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2002, and 2001

Estimated future amortization of other intangible assets as of June 30, 2003 is as follows (in thousands):

Fiscal year ending June 30,
2004	$33,985
2005	15,528
2006	6,732

Total	$56,245

During fiscal 2003, the Company reclassified from operating expenses to cost of revenue the amortization of purchased technology for fiscal 2002 and 2001 with no effect on total revenue, net loss, or earnings per share. The effect of the reclassification on the statements of operations is as follows (in thousands):

	Year Ended June 30, 2002		Year Ended June 30, 2001
	As previously reported	As revised	As previously reported	As revised
Amortization and impairment of purchased technology	$—	$21,109	$—	$8,976
Total cost of revenue	$27,531	$48,640	$12,327	$21,303
Gross profit	$250,708	$229,599	$154,610	$145,634
Total operating expenses	$984,156	$963,047	$689,619	$680,643

7.    Goodwill

Changes in goodwill during fiscal 2003 are as follows (in thousands):

Balance, June 30, 2002	$915,813
Acquired workforce reclassified, net of deferred tax	2,398
Impairment charge upon change in accounting principle (See Note 3)	(579,338)
Goodwill recorded in the acquisition of PentaSafe	245,384
Goodwill recorded in the acquisition of Marshal	19,060
Impairment charge based on annual review of goodwill	(330,484)
Other adjustments	(272)

Balance, June 30, 2003	$272,561

The Company conducted its first annual review of impairment of goodwill as of April 30, 2003 and recorded a non-cash charge of $330.5 million. The impairment charge is attributable to revised forecast for operating profits and cash flows and corresponds to the overall decline in the Company’s market capitalization.

In calculating the impairment charge, the fair values of the reporting units were estimated using a combination of the discounted cash flows and comparable transactions methodologies.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2002, and 2001

8.    Other Liabilities

Other liabilities at June 30 consist of (in thousands):

	2003	2002
Accrued sales and marketing costs	$7,547	$6,556
Sales tax payable	879	1,579
Facilities reserve	753	1,799
Accrued merger costs	598	183
Other	3,347	5,246

Other liabilities	$13,124	$15,363

At June 30, 2003 the Company’s facilities reserve represented unoccupied office space in Portland, Oregon and represents the total remaining liability under the lease agreement expiring in December 2006. At June 30, 2002 facilities reserve relating to the unoccupied office space in Portland, Oregon and Santa Clara, California amounted to $1.0 million and $0.8 million, respectively. The Santa Clara lease expired in June 2003.

9.    Restructurings

Fiscal 2003 restructuring

During the quarter ended December 31, 2002 the Company recorded a restructuring charge of $5.3 million related to redundancies at NetIQ resulting from the PentaSafe and Marshal acquisitions and the resizing of the combined businesses.

Prior to December 31, 2002 a total of 52 NetIQ employees were notified that they were being terminated pursuant to the restructuring plan. Of the total eliminated positions, 15 were in research and development, 25 were in sales and marketing, 9 were in technical support, and 3 were in general and administration. As of June 30, 2003, 49 employees had left the Company and the remaining 3 employees will terminate employment by August 2003. During fiscal 2003, $944,000 was paid as termination benefits and $116,000 remained as a liability at June 30, 2003.

The Company leases approximately 22,000 square feet of office space in Portland, Oregon under a five-year lease expiring January 2004. As part of the restructuring plan, the Company determined that it would no longer need this space for its operations for the remainder of the lease term and vacated the premises in December 2002. The quarterly rent for the unused space is approximately $110,000. Based on management’s assessment of market conditions, including the time required to sublease the facility, a liability of $474,000 was accrued during the quarter ended December 31, 2002 as part of the restructuring charge. The amount accrued at June 30, 2003 represents the total remaining liability under the lease.

The Company also leases approximately 111,000 square feet of office space in Houston, Texas under two leases expiring in October 2004 and November 2004. As part of the restructuring plan, the Company determined that it would no longer need this space for its operations for the remainder of the lease terms. One of the premises was vacated in February 2003 and the second was vacated in April 2003. The quarterly rent for both leases is approximately $468,000, in the aggregate. Based on management’s assessment of market conditions, including the time required to sub-lease these facilities, a liability of $2.8 million was accrued during the quarter ended December 31, 2002 as part of the restructuring charge. The amount accrued at June 30, 2003 represents the total remaining liability under the agreements.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2002, and 2001

The following summarizes the fiscal 2003 restructuring activity (in thousands):

	Employee Severance and Other Related Benefits	Facilities Consolidations	Total
Restructuring charge (Quarter ended December 31, 2002)	$1,060	$4,220	$5,280
Cash payments	(944)	(690)	(1,634)
Reclassification	—	56	56
Write-off of leasehold improvements	—	(868)	(868)

Restructuring liability at June 30, 2003	116	2,718	2,834

Less current portion	(116)	(2,186)	(2,302)

Restructuring liability, net of current portion	$—	$532	$532

Fiscal 2001 restructuring

During the quarter ended June 30, 2001 the Company recorded a restructuring charge of $816,000 related to redundancies at NetIQ resulting from the WebTrends merger and the resizing of the combined businesses. The entire restructuring charge was related to the reduction in the workforce resulting from resizing the combined businesses. As of June 30, 2001 the Company terminated employment of 36 employees under this plan, of which 12 were in research and development and 24 were in sales and marketing. During fiscal 2002 and 2001, $530,000 and $286,000, respectively, were paid out as termination benefits and there is no remaining liability at June 30, 2003.

10.    Stockholders’ Equity

Employee Stock-Based Compensation—In connection with options granted to purchase common stock, the Company recorded deferred stock-based compensation of $3.0 million during fiscal 1999. Such amounts represent, for employee stock options, the difference between the exercise price and the fair value of the Company’s common stock at the date of grant, and, for non-employee options, the deemed fair value of the option at the date of vesting. The deferred charges for employee options have been amortized to expense through March 2003. All deferred charges for non-employees were fully amortized as of June 30, 1999.

In connection with the acquisition of PentaSafe and the assumption of unvested options, the Company recorded deferred stock-based compensation of $1.8 million in December 2002. In connection with the acquisition of WebTrends Corporation and the assumption of unvested options, the Company recorded deferred stock-based compensation of $4.9 million in March 2001. Stock options assumed in the acquisitions are accounted for in accordance with the provisions of FIN 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 and the related deferred stock-based compensation is being amortized straight-line over the vesting period of the options through October 2006 for PentaSafe assumed options and March 2005 for WebTrends assumed options.

Employee stock-based compensation expense of $796,000, $3.2 million and $2.0 million, was recognized during fiscal 2003, 2002 and 2001, respectively.

Warrants—In connection with the acquisition of PentaSafe, the Company assumed three warrants to purchase a total of approximately 60,000 shares of common stock at exercise prices ranging from $10.98 to $12.18 per share, valued at approximately $606,000 and included as part of the total purchase price of PentaSafe.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2002, and 2001

In March 2002 the Company issued a warrant to purchase 140,000 shares of common stock at an exercise price of $21.81 per share to an executive search firm in connection with the search for the Company’s new chief executive officer. The warrant was immediately vested and exercisable. The warrant was valued at $1.5 million using the Black-Scholes pricing model with the following assumptions: contractual life of 16 months, risk free interest rate of 3.87%, volatility of 111%, and no dividends paid during the contractual term. The fair value of the warrant was expensed in March 2002 and is included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss. No shares have been issued pursuant to the warrant. The warrant expired unexercised on July 28, 2003.

Common Shares Reserved for Issuance—At June 30, 2003 the Company had reserved shares of common stock for issuance as follows:

Issuance under stock option plans	18,324,682
Issuance under Employee Stock Purchase Plan	1,976,328
Issuance for warrants outstanding	196,261

Total	20,497,271

Stock Option Plans—Under the Company’s 1995 Stock Plan (1995 Plan) 15,004,235 shares are reserved for issuance to employees, consultants and directors. The 1995 Plan, approved by stockholders, provides for annual increases in the number of shares available for issuance on the first day of each fiscal year equal to the lowest of (i) 2,600,000 shares, (ii) 5% of the outstanding shares of common stock on the first day of the fiscal year, or (iii) a number of shares as authorized by the Board of Directors. On July 22, 2003 the Board of Directors increased the number of shares available for grant under the 1995 Plan by 2,600,000.

On December 17, 2001 the Board of Directors approved and adopted the NetIQ Corporation Approved UK Sub Plan (UK Sub Plan) and reserved 500,000 shares for issuance thereunder. The UK Sub Plan was approved by the United Kingdom Inland Revenue in February 2002.

On January 25, 2002 the Board of Directors approved and adopted the NetIQ Corporation 2002 Stock Plan (2002 Plan), and reserved 1,500,000 shares for issuance thereunder. The 2002 Plan has not been approved by stockholders, may be used for non-statutory grants only and no options may be granted to officers or directors.

Incentive stock options are granted at fair market value at the date of grant; nonstatutory options may be offered at not less than 85% of fair market value, but are generally issued at fair market value. Generally, options become exercisable over four years and expire between 5 and 10 years after the date of grant.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2002, and 2001

A summary of stock option activity under the Plans is as follows:

	Shares	Weighted- Average Exercise Price
Outstanding, June 30, 2000	7,306,150	$22.17
Granted and assumed (weighted-average fair value of $38.50)	6,594,714	$42.78
Exercised	(2,538,963)	$9.75
Canceled	(2,157,099)	$57.07

Outstanding, June 30, 2001 (2,544,669 shares exercisable at a weighted-average price of $26.42)	9,204,802	$32.18
Granted and assumed (weighted-average fair value of $18.02)	6,915,633	$29.30
Exercised	(823,263)	$9.43
Canceled	(1,659,123)	$38.22

Outstanding, June 30, 2002 (4,669,142 shares exercisable at a weighted-average price of $31.00)	13,638,049	$31.36
Granted and assumed (weighted-average fair value of $8.36)	8,821,109	$14.24
Exercised	(1,174,385)	$5.45
Canceled	(8,669,889)	$32.15

Outstanding, June 30, 2003	12,614,884	$21.26

The following table summarizes information concerning options outstanding as of June 30, 2003:

	Options outstanding			Options Vested
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual life (Years)	Weighted- Average Exercise Price	Vested at June 30, 2003	Weighted- Average Exercise Price
$ 0.06–$ 11.82	2,395,139	5.93	$9.33	1,503,423	$8.14
$ 11.87–$ 14.35	1,550,079	6.36	$13.72	116,947	$12.80
$ 14.66–$ 16.00	2,902,422	3.10	$15.97	154,850	$15.92
$ 16.48–$ 22.63	1,431,854	7.70	$19.51	361,812	$19.24
$ 23.69–$ 28.73	2,195,506	8.48	$27.22	876,591	$27.28
$ 28.80–$ 36.69	1,290,418	7.46	$30.75	665,264	$30.95
$ 37.25–$ 69.32	845,319	4.95	$59.78	720,101	$60.67
$ 72.38–$ 94.88	4,147	6.99	$78.16	3,417	$76.92

$ 0.06–$ 94.88	12,614,884	6.07	$21.26	4,402,405	$25.35

Tender Offers—On November 13, 2002 the Company announced a voluntary stock option exchange program for its employees, excluding the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Chief Technology Officer. Replacement options have a five-year term from the original grant date, vest on the same schedule as the tendered options, and are subject generally to a six-month restriction on exercisability commencing June 20, 2003. On December 18, 2002 employees tendered options to purchase a total of 5,276,953 shares in connection with this offer. The replacement options were granted according to exchange ratios, which depend upon the exercise price of the tendered options, as follows:

•	for options tendered with an exercise price less than or equal to $24.00 per share, options were granted for the same number of shares subject to the options tendered;

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2002, and 2001

•	for options tendered with an exercise price greater than $24.00 per share but less than $30.00 per share, options were granted for two shares for every three shares subject to the options tendered; and

•	for options tendered with an exercise price greater than or equal to $30.00 per share, options were granted for one share for every two shares subject to the options tendered.

In addition, 50% of the net shares recaptured as a result of the exchange ratios were retired from the option plans.

As a result of the tender offer, a total of 1,038,664 shares were retired from the plan and 1,038,271 shares returned to the plans for future grant. New options for a total of 2,848,145 shares were granted on June 20, 2003 at an exercise price of $16.00 per share, with a five-year term from the original grant date, the same vest schedule as the tendered options and are subject generally to a six-month restriction on exercisability commencing June 20, 2003. A total of 351,873 shares were cancelled or expired as a result of employee terminations.

On May 7, 2001 the Company announced a voluntary stock option exchange program for its non-executive employees. Under the program, employees were given the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date. The exchange was limited to employees who held options with an exercise price equal to or greater than $50.00 per share. Options exercisable for a total of 1,364,957 shares were tendered by employees under the program. New options for a total of 1,304,606 shares were granted on December 10, 2001 at an exercise price of $35.11 per share.

The exchanges were organized to comply with FIN 44 and did not result in any additional compensation charges or variable plan accounting.

Employee Stock Purchase Plan—Under the Company’s 1999 Employee Stock Purchase Plan (Purchase Plan) eligible employees are permitted to have up to 15% of salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the stock at the beginning or end of the defined purchase period, subject to an annual limitation. During fiscal 2003, 2002 and 2001, 609,274, 480,366, and 362,473 shares of common stock were issued under the Purchase Plan at a weighted-average price of $12.07, $18.10 and $15.69, respectively.

The Purchase Plan provides for annual increases in the number of shares available for issuance under the stock purchase plan on the first day of each fiscal year equal to the lowest of (i) 800,000 shares, (ii) 2% of the outstanding shares of common stock on the first day of the fiscal year, or (iii) a number of shares as authorized by the Board of Directors. On July 22, 2003 the Board of Directors increased the number of shares available for grant under the Purchase Plan by 800,000.

11.    Income Taxes

Tax expense consists of the following (in thousands):

	Year Ended June 30,
	2003	2002	2001
Current:
Federal	$1,450	$12,776	$9,125
State	115	2,747	1,382
Foreign	445	247	103

Total	$2,010	$15,770	$10,610

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2002, and 2001

No deferred income taxes were provided for during fiscal 2003, 2002 and 2001.

Deferred income tax assets at June 30 consist of (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$13,818	$29,125
Research and development and alternative minimum tax credits	13,801	6,691
Accruals deductible in different periods	5,152	3,126

	32,771	38,942
Deferred tax liability:
Other intangible assets	(21,373)	(24,290)

Net deferred tax assets	11,398	14,652
Valuation allowance	(11,398)	(14,652)

Total	$—	$—

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss, and tax credit carryforwards. A valuation allowance has been established to fully reserve these deferred tax assets due to the uncertainty regarding their future realizability.

The valuation allowance decreased by $3.3 million and $8.1 million and increased by $8.7 million during fiscal 2003, 2002 and 2001, respectively. As of June 30, 2003 substantially all of the valuation allowance is attributable to the tax benefit of disqualifying dispositions of stock options and will be credited to equity when realized.

Income (loss) before income taxes and cumulative effect of change in accounting principle consists of (in thousands):

	Year Ended June 30,
	2003	2002	2001
Domestic	$(316,665)	$(703,990)	$(513,792)
Foreign, net	(10,728)	(10,728)	569

	$(327,393)	$(714,718)	$(513,223)

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2002, and 2001

The Company’s effective tax rate differs from the expected benefit at the federal statutory rate as follows (in thousands):

	Year Ended June 30,
	2003	2002	2001
Federal statutory tax benefit	$(114,587)	$(250,151)	$(179,628)
Impairment of goodwill	115,669	—	—
Effect of international operations	5,225	3,329	—
Write-off of acquired in-process research and development	489	—	932
State tax expense	75	1,785	898
Tax-exempt interest income	(77)	(334)	(261)
Research and development tax credit	(4,052)	(2,271)	(800)
Amortization of goodwill	—	263,117	187,520
Employee stock-based compensation	—	—	700
Other	(732)	295	1,249

	$2,010	$15,770	$10,610

At June 30, 2003 the Company had net operating loss (NOL) carryforwards of approximately $40.0 million for federal income tax purposes. The federal NOL carryforwards expire through 2023. In addition, at June 30, 2003 the Company had $10.2 million of research and development tax credit and alternative minimum tax credit carryforwards for federal and $3.6 million for state income tax purposes. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987.

12.    Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended June 30,
	2003	2002	2001
Net loss (numerator), basic and diluted	$(908,741)	$(730,488)	$(523,833)

Shares (denominator):
Weighted-average common shares outstanding	53,601	53,503	42,548
Weighted-average common shares outstanding subject to repurchase	(348)	(348)	(564)

Shares used in computation, basic and diluted	53,253	53,155	41,984

Net loss per share, basic and diluted	$(17.07)	$(13.74)	$(12.48)

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2002, and 2001

For the above-mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their effect would have been antidilutive. Such outstanding securities at June 30, consist of the following (in thousands):

	2003	2002	2001
Common shares outstanding subject to repurchase	420	206	412
Outstanding options	12,615	13,638	9,205

Total	13,035	13,844	9,617

13.    Commitments and Contingencies

Operating Leases—The Company leases certain facilities under noncancelable operating leases that expire through fiscal 2009 and certain equipment under operating leases. Under the terms of the facility leases, the Company is responsible for its proportionate share of maintenance, property tax and insurance expenses. Some agreements provide an option to extend the lease for additional specified periods.

Future minimum annual lease commitments, which include lease payments accrued as part of our restructuring liability, facility reserve and goodwill, are as follows (in thousands):

Fiscal year ending June 30,
2004	$7,902
2005	5,669
2006	1,936
2007	1,173
2008	489
Thereafter	48

Total	$17,217

Rent expense under operating leases was approximately $7,081,000, $6,334,000 and $4,343,000, for fiscal 2003, 2002 and 2001, respectively.

Royalty Agreements—The Company has non-exclusive worldwide licenses to certain third-party technologies. Based on these agreements, the Company is required to pay specified royalties based on a percentage of revenue from products incorporating the technologies. Total royalty expense under the agreements was $6,572,000, $1,495,000 and $1,007,000, for fiscal 2003, 2002 and 2001, respectively.

Indemnification—The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that a NetIQ product infringes a patent, copyright or trademark, misappropriates a trade secret, or violates any other proprietary rights of that third-party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable, however, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. No material claims for such indemnifications are outstanding as of June 30, 2003. The Company has not recorded any liabilities for these indemnification agreements at June 30, 2003 and 2002.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2002, and 2001

The Company, at its discretion and in the ordinary course of business, subcontracts the performance of certain of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby they are indemnified for acts, such as personal property damage by its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnifications is not estimable; however, the Company has insurance policies that enable it to recover a portion of any such claims. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements and no material claims with respect to such indemnifications are outstanding as of June 30, 2003. The Company has not recorded any liabilities for these indemnification agreements at June 30, 2003 and 2002.

Contingencies—On January 30, 2003 BMC Software, Inc. (BMC) filed suit against the Company in the U.S. District Court for the Southern District of Texas (Court). The initial complaint alleged that unidentified NetIQ products infringe a BMC patent and that the Company is infringing a BMC trademark, and sought injunctive relief, compensatory and treble damages, interest, and attorneys’ fees. On May 1, 2003 subsequent to the Company’s filing of a motion for a more definite statement, BMC filed an amended complaint that principally restated the prior allegations and additionally alleged that the Company’s AppManager product infringes the BMC patent. On May 12, 2003 the Company filed a motion to compel arbitration and stay proceedings, arguing that the claims asserted by BMC’s complaint were subject to arbitration under arbitration clauses in two agreements earlier entered into between NetIQ and BMC. On August 22, 2003 the Court entered an order granting the Company’s motion and ruled that all proceedings in the lawsuit must be stayed and that BMC’s patent and trademark infringement claims must be submitted first to arbitration for resolution. The Company believes it has meritorious defenses to these claims and intends to contest any adversarial proceedings vigorously.

The Company may also be a potential defendant in lawsuits and claims arising in the ordinary course of business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not provided by insurance or otherwise, will not have a material adverse effect on the financial condition or results of operations of the Company.

14.    Employee Benefit Plans

The Company sponsors a 401(k) Savings and Retirement Plan (the Plan) for all eligible employees in the United States. Participants may contribute, on a pre-tax basis, between 1% and 20% of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. Effective July 1, 2001 the Board of Directors authorized a matching contribution whereby the Company will match 50% of each employee’s contributions up to a maximum of 6% of their compensation or $3,500. Employer matching contributions will vest ratably over five years.

Certain of the Company’s foreign employees may contribute a percentage of their annual compensation to defined contribution pension plans. The Company generally matches the employee contributions up to a maximum of 7% of their annual compensation. Employer matching contributions vest after two years.

Matching contributions under the plans for fiscal 2003, 2002 and 2001 were $2,772,000, $2,440,000 and $138,000, respectively.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2002, and 2001

15.     Major Customers

At June 30, 2003 Altria Corporate Services International, Inc. accounted for approximately 14% of accounts receivable. No single customer accounted for greater than 10% of accounts receivable at June 30, 2002. Microsoft Corporation accounted for 19%, 31% and 18% of total revenue during fiscal 2003, 2002 and 2001, respectively.

16.    Related Party Transactions

Royalty expense includes amounts to an affiliate of $375,000 and $6,600 during fiscal 2003 and 2002, respectively. No royalties were paid to the affiliate during fiscal 2001.

The Company paid an outside director $60,000 for consulting services during each fiscal 2002 and 2001. No consulting fees were paid to the director during fiscal 2003.

In the normal course of business the Company sells its products and services to various businesses, some of which may own the Company’s common stock. The terms of any such sales, in the opinion of management, are generally comparable to those offered to other customers based on the products purchased and the size of the transaction.

17.    Segment and Geographical Information

The Company operates in one reportable segment: the design, development, marketing, support and sales of systems and security management and web analytics solutions. No individual foreign country accounted for greater than 10% of total revenue or long-lived assets in any of the periods presented. The following table summarizes total net revenue and long-lived assets attributed to foreign locations (in thousands).

	Year Ended June 30,
	2003	2002	2001
Total revenue:
United States	$237,616	$228,200	$123,691
Foreign	72,608	50,039	43,246

Total revenue*	$310,224	$278,239	$166,937

Long-lived assets (excluding goodwill and other intangible assets):
United States	$62,265	$57,712	$55,006
Foreign	3,288	2,082	1,132

Total long-lived assets	$65,553	$59,794	$56,138

*	Revenue is attributed to countries based on location of shipment.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2003, 2002, and 2001

18.    Quarterly Results (Unaudited)

A summary of quarterly financial information for each of the last two fiscal years is set forth in the table below. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended June 30, 2003
	First Quarter (As revised)	Second Quarter (As revised)	Third Quarter (As revised)	Fourth Quarter
	(In thousands, except per share data)
Total revenue	$77,088	$80,310	$80,165	$72,661
Gross profit(1)	62,804	65,321	62,708	54,536
Net income (loss)	(572,228)	1,324	(3,155)	(334,682)

Basic earnings per share(2)	$(11.35)	$0.03	$(0.06)	$(6.00)
Diluted earnings per share(2)	$(11.10)	$0.02	$(0.06)	$(6.00)

Shares used to compute basic earning per share	50,420	51,805	55,063	55,797
Shares used to compute diluted earnings per share	51,559	52,763	55,063	55,797

(1)	Adjusted to include “Amortization of purchased technology” of $5.4 million, $5.7 million and $7.1 million in the first three quarters of fiscal 2003, previously reported as operating expense. See Note 6 to the Consolidated Financial Statements.
(2)	The sum of quarterly per share amounts do not equal per share amounts reported for the year due to changes in the number of weighted-average shares outstanding and the effects of rounding in individual quarters.

	Year Ended June 30, 2002 (As revised)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue	$60,694	$66,846	$74,500	$76,199
Gross profit(1)	49,189	55,239	61,925	63,246
Net loss	(186,367)	(182,966)	(180,292)	(180,863)

Basic and diluted net loss per share	$(3.51)	$(3.42)	$(3.35)	$(3.46)

Shares used to compute basic and diluted net loss per share	53,085	53,455	53,832	52,255

(1)	Adjusted to include “Amortization of purchased technology” of $5.2 million, $5.2 million, $5.3 million and $5.4 million in the four quarters of fiscal 2002, previously reported as operating expense. See Note 6 to the Consolidated Financial Statements.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Charged to cost and expenses	Other*	Deductions	Balance at end of period
Year ended June 30, 2001
Allowance for uncollectible accounts	$1,052	$512	$1,500	$(458)	$2,606
Allowance for sales returns	$498	$869	$450	$(378)	$1,439

Year ended June 30, 2002
Allowance for uncollectible accounts	$2,606	$(404)	$—	$(783)	$1,419
Allowance for sales returns	$1,439	$1,257	$—	$(1,086)	$1,610

Year ended June 30, 2003
Allowance for uncollectible accounts	$1,419	$(165)	$—	$(310)	$944
Allowance for sales returns	$1,610	$1,072	$—	$(1,581)	$1,101

*	Allowance assigned in acquisitions.