Form 10-Q
period 2003-09-30
NETIQ CORP
filed 2003-11-13
CIK 1084827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

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

As of October 31, 2003 the Registrant had outstanding 57,356,177 shares of Common Stock.

NETIQ CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NetIQ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2003	June 30, 2003(1)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$61,382	$76,095
Short-term investments	275,215	237,281
Accounts receivable, net	30,184	39,016
Prepaid expenses and other	7,894	7,019

Total current assets	374,675	359,411

Property and equipment, net	56,475	58,042
Other intangible assets, net	46,181	56,245
Goodwill	121,719	272,561
Long-term investments	1,614	5,714
Other assets	1,586	1,797

Total assets	$602,250	$753,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,549	$7,224
Accrued compensation and related benefits	14,478	16,667
Other liabilities	12,443	13,124
Restructuring liability, current portion	1,522	2,302
Deferred revenue, current portion	61,523	55,632

Total current liabilities	97,515	94,949

Restructuring liability, net of current portion	166	532
Deferred revenue, net of current portion	7,341	3,082

Total liabilities	105,022	98,563

Stockholders’ equity:
Common stock-$0.001 par value; 250,000,000 shares authorized, 57,019,382 issued and outstanding at September 30, 2003; 56,540,908 issued and outstanding at June 30, 2003	2,932,648	2,927,470
Deferred employee stock-based compensation	(717)	(861)
Accumulated deficit	(2,435,059)	(2,271,445)
Accumulated other comprehensive income	356	43

Total stockholders’ equity	497,228	655,207

Total liabilities and stockholders’ equity	$602,250	$753,770

(1)	Derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
		(As revised*)

Software license revenue	$35,025	$55,982
Service revenue	27,831	21,106

Total revenue	62,856	77,088

Cost of software license revenue	2,789	2,427
Cost of service revenue	7,796	6,499
Amortization of purchased technology (*)	5,801	5,358

Total cost of revenue	16,386	14,284

Gross profit	46,470	62,804

Operating expenses:
Sales and marketing	28,024	30,018
Research and development	16,524	16,128
General and administration	7,095	4,950
Employee stock-based compensation	101	209
Amortization of other intangible assets	4,263	3,649
Impairment of goodwill	150,842	—
Restructuring credit	(366)	—

Total operating expenses	206,483	54,954

Income (loss) from operations	(160,013)	7,850

Other income (expense):
Interest income, net	1,309	3,750
Impairment of long-term investment	(4,100)	—

Total other income (expense), net	(2,791)	3,750

Income (loss) before income taxes and cumulative effect of change in accounting principle	(162,804)	11,600
Income tax expense	810	4,490

Income (loss) before cumulative effect of change in accounting principle	(163,614)	7,110
Cumulative effect of change in accounting principle, net of income taxes	—	(579,338)

Net loss	$(163,614)	$(572,228)

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	338	(12)
Unrealized (loss) gain on short-term investments	(25)	212

Comprehensive loss	$(163,301)	$(572,028)

Basic earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$(2.91)	$0.14
Cumulative effect of change in accounting principle	—	(11.49)

Net loss per share	$(2.91)	$(11.35)

Diluted earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$(2.91)	$0.14
Cumulative effect of change in accounting principle	—	(11.24)

Net loss per share	$(2.91)	$(11.10)

Shares used to compute basic earnings per share	56,306	50,420
Shares used to compute diluted earnings per share	56,306	51,544

(*)	See Note 5 to Condensed Consolidated Financial Statements.

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(163,614)	$(572,228)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,090	11,952
Amortization of employee stock-based compensation	101	209
Loss on sale of investments and property and equipment	87	92
Impairment of goodwill	150,842	—
Impairment of long-term investment	4,100	—
Tax benefit from disqualifying dispositions	—	3,022
Undistributed net loss in earnings of affiliate	—	120
Cumulative effect of change in accounting principle	—	579,338
Changes in:
Accounts receivable	8,977	5,307
Prepaid expenses and other	(689)	(2,737)
Accounts payable	283	(158)
Accrued compensation and related benefits	(2,206)	1,559
Other liabilities	(274)	1,540
Restructuring liability	(1,146)	—
Deferred revenue	9,990	2,135

Net cash provided by operating activities	20,541	30,151

Cash flows from investing activities:
Purchases of property and equipment	(2,502)	(4,292)
Purchases of short-term investments	(76,565)	(67,952)
Proceeds from maturities of short-term investments	15,684	—
Proceeds from sales of short-term investments	22,489	54,364
Purchase of long-term investment	—	(5,000)
Other	66	161

Net cash used in investing activities	(40,828)	(22,719)

Net cash flows from financing activities, sale of common stock	5,221	523

Effect of exchange rate changes on cash	353	340

Net (decrease) increase in cash and cash equivalents	(14,713)	8,295
Cash and cash equivalents, beginning of period	76,095	64,032

Cash and cash equivalents, end of period	$61,382	$72,327

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$1
Cash paid for income taxes	$225	$231

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2003 and 2002

(Unaudited)

1.    Basis of Presentation

Interim Financial Information—The accompanying unaudited condensed consolidated financial statements of NetIQ Corporation (Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

These interim financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

2.    Change in Accounting Principle

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on July 1, 2002. SFAS No. 142 requires that companies stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, it requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142, and at least annually thereafter. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.

Upon adoption of SFAS No. 142, the Company recorded a one-time, non-cash transitional impairment charge of $579.3 million to reduce the carrying value of goodwill from previous acquisitions. The charge is reflected as the cumulative effect of a change in accounting principle in the accompanying condensed consolidated statements of operations and comprehensive loss. In calculating the impairment charge, the fair values of the reporting units were estimated using the discounted cash flow method supplemented by the market approach. See also Note 6 to Condensed Consolidated Financial Statements.

3.    Stock Based Compensation Plans

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

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, requires the disclosure of pro forma earnings as though the Company had adopted SFAS No. 123 fair value method since the Company’s inception. The fair value of stock-based awards to employees is calculated through the use of Black-Scholes options pricing model, even

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2003 and 2002

(Unaudited)

though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The weighted-average fair values of the Company’s stock-based awards to employees are based on the single option valuation approach, forfeitures are recognized as they occur and it is assumed no dividends will be declared. The weighted-average fair value calculations are based on the following assumptions:

	Three Months Ended September 30,
	2003	2002
Estimated life (in years)	4.0	4.0
Risk-free interest rate	2.8%	3.3%
Volatility	70%	75%

For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized using the straight-line method over the vesting period of the options. The Company’s pro forma results are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2003	2002
Reported net loss	$(163,614)	$(572,228)
Employee stock-based compensation expense included in reported net loss, net of income taxes	101	209
Employee stock-based compensation determined under the fair value method for all awards, net of income taxes	(16,897)	(13,173)

Pro forma net loss	$(180,410)	$(585,192)

Basic earnings per share:
As reported	$(2.91)	$(11.35)
Pro forma	$(3.20)	$(11.61)
Diluted earnings per share:
As reported	$(2.91)	$(11.10)
Pro forma	$(3.20)	$(11.61)

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2003 and 2002

(Unaudited)

4.    Allowance for Uncollectible Accounts and Sales Returns

Accounts receivable are presented net of allowance for uncollectible accounts and sales returns.

Changes in the allowance for uncollectible accounts and sales returns during the three months ended September 30, 2003 are as follows (in thousands):

	Uncollectible Accounts	Sales Returns
Balances, June 30, 2003	$944	$1,101

Increase in allowance	69	748
Recoveries	17	—
Write-offs	(21)	(577)

Balances, September 30, 2003	$1,009	$1,272

5.    Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Carrying Amount	Accumulated Amortization	Net

	September 30, 2003
Purchased technology	$83,078	$60,658	$22,420
Customer contracts	24,829	6,687	18,142
Customer lists	42,651	38,791	3,860
Publishing rights	1,262	340	922
Tradenames	3,047	2,395	652
Patents	1,487	1,302	185

	$156,354	$110,173	$46,181

	June 30, 2003
Purchased technology	$83,078	$54,962	$28,116
Customer contracts	24,829	4,618	20,211
Customer lists	42,651	36,840	5,811
Publishing rights	1,262	235	1,027
Tradenames	3,047	2,246	801
Patents	1,487	1,208	279

	$156,354	$100,109	$56,245

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2003 and 2002

(Unaudited)

Estimated future amortization of other intangible assets as of September 30, 2003 is as follows (in thousands):

Fiscal year ending June 30,	Purchased Technology*	Other Intangible Assets
2004 (remaining 9 months)	$13,320	$10,600
2005	7,040	8,488
2006	2,982	3,751

Total	$23,342	$22,839

*	Includes publishing rights

During fiscal 2003, the Company reclassified from operating expenses to cost of revenue the amortization of purchased technology for fiscal 2002 with no consequent effect on total revenue, net loss, or earnings per share. The effect of the reclassification on the statement of operations is as follows (in thousands):

	Three Months Ended September 30, 2002
	As previously reported	As revised
Amortization of purchased technology	$—	$5,358
Total cost of revenue	$8,926	$14,284
Gross profit	$68,162	$62,804
Amortization of other intangible assets	$9,007	$3,649
Total operating expenses	$60,312	$54,954

6.    Goodwill

Changes in goodwill during the three months ended September 30, 2003 are as follows (in thousands):

Balance, June 30, 2003	$272,561
Impairment charge based on interim review of goodwill	(150,842)

Balance, September 30, 2003	$121,719

Revenue for the quarter ended September 30, 2003 was significantly lower than had been anticipated by the Company. Accordingly, as of September 30, 2003 the Company revised downward its forecasted future operating profits and cash flows. This significant change in estimated future results was deemed to be a circumstance requiring an interim review of goodwill for impairment, as prescribed by SFAS No. 142. This resulted in a non-cash impairment charge of $150.8 million in the quarter ended September 30, 2003 consistent with the overall decline in the Company’s market capitalization.

In calculating the impairment charge, the fair values of the reporting units were estimated using a combination of the discounted cash flow method supplemented by the market approach.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2003 and 2002

(Unaudited)

7.    Other Liabilities

Other liabilities consist of (in thousands):

	September 30, 2003	June 30, 2003
Accrued sales and marketing costs	$5,972	$7,547
Sales tax payable	637	879
Facility reserve	525	753
Accrued merger costs	376	598
Other	4,933	3,347

Other liabilities	$12,443	$13,124

At September 30, 2003 and June 30, 2003 the Company’s facility reserve represented unoccupied office space in Portland, Oregon and represents the expected future costs under the lease agreement for that space, which expires in December 2006.

8.    Restructuring Liability

During the quarter ended December 31, 2002 the Company recorded a restructuring charge of $5.3 million related to redundancies at NetIQ resulting from the PentaSafe acquisition and the resizing of the combined businesses.

Pursuant to the restructuring plan, the Company terminated the employment of 52 employees. As of September 30, 2003 all of these employees have left the Company, except one employee whose termination was cancelled. The unused balance of $116,000 was credited to the restructuring charge in the statement of operations during the three months ended September 30, 2003. No liability related to employee severance and other related benefits remained at September 30, 2003.

As part of the restructuring plan, the Company determined that it would no longer need certain of its office space in Houston, Texas and Portland, Oregon. In July 2003, the Company finalized a sub-lease agreement for a portion of the vacated facilities in Houston for the remaining term of the Company’s lease. As a result, the liability was reduced by $250,000 during the quarter ended September 30, 2003. The amounts accrued for facilities consolidations at September 30, 2003 represent the total remaining liability under the leases, net of expected sub-lease income.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2003 and 2002

(Unaudited)

The following summarizes the restructuring activity as of September 30, 2003 (in thousands):

	Employee Severance and Other Related Benefits	Facilities Consolidations	Total
Restructuring charge (Quarter ended December 31, 2002)	$1,060	$4,220	$5,280
Cash payments	(944)	(690)	(1,634)
Reclassification	—	56	56
Write-off of leasehold improvements	—	(868)	(868)

Restructuring liability at June 30, 2003	116	2,718	2,834
Cash payments, net of sub-lease income	—	(563)	(563)
Reclassification of prepaid lease amounts	—	(217)	(217)
Adjustment to restructuring charge	(116)	(250)	(366)

Restructuring liability at September 30, 2003	—	1,688	1,688

Less current portion	—	(1,522)	(1,522)

Restructuring liability, net of current portion	$—	$166	$166

9.    Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,
	2003	2002
Weighted average common shares outstanding	56,726	50,626
Weighted average common shares outstanding subject to repurchase	(420)	(206)

Shares used to compute basic earnings per share	56,306	50,420

Weighted average common shares outstanding	56,726	50,626
Weighted average common shares outstanding subject to repurchase	(420)	—
Common equivalent shares related to outstanding options	—	918

Shares used to compute diluted earnings per share	56,306	51,544

During the three months ended September 30, 2003 the Company had securities outstanding which could potentially dilute earnings per share, but were excluded in the computation of diluted earnings per share, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

Outstanding options	16,754
Common shares outstanding subject to repurchase	420

Total	17,174

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2003 and 2002

(Unaudited)

10.    Indemnification and Contingencies

Indemnification—The Company enters into standard indemnification agreements with many of its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that a NetIQ product infringes a patent, copyright or trademark, misappropriates a trade secret, or violates any other proprietary rights of that third-party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. To date, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liabilities for these indemnification agreements at September 30, 2003 and June 30, 2003.

The Company, at its discretion and in the ordinary course of business, subcontracts the performance of certain of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby they are indemnified for acts, such as personal property damage, by its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnifications is not estimable. In addition, the Company has insurance policies that enable it to recover a portion of any such claims. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has not recorded any liabilities for these indemnification agreements at September 30, 2003 and June 30, 2003.

Contingencies—On January 30, 2003 BMC Software, Inc. (BMC) filed suit against the Company in the U.S. District Court for the Southern District of Texas (Court). The initial complaint alleged that unidentified NetIQ products infringe a BMC patent and that the Company is infringing a BMC trademark, and sought injunctive relief, compensatory and treble damages, interest, and attorneys’ fees. On May 1, 2003, subsequent to the Company’s filing of a motion for a more definite statement, BMC filed an amended complaint that principally restated the prior allegations and additionally alleged that the Company’s AppManager product infringes a BMC patent. On May 12, 2003 the Company filed a motion to compel arbitration and stay proceedings, arguing that the claims asserted by BMC’s complaint were subject to arbitration under arbitration clauses in two agreements earlier entered into between NetIQ and BMC. On August 22, 2003 the Court entered an order granting the Company’s motion and ruled that all proceedings in the lawsuit must be stayed and that BMC’s patent and trademark infringement claims must be submitted first to arbitration for resolution. Around September 18, 2003 BMC submitted to the American Arbitration Association a statement of claim against the Company, seeking a declaratory judgment that BMC’s claims are not subject to arbitration and alleging that it believes that at least AppManager and Operations Manager, a product that is no longer offered by the Company and which has been licensed to a third party, infringe the BMC patent. The Company believes it has meritorious defenses to these claims and intends to contest any adversarial proceedings vigorously.

The Company may also be a potential defendant in lawsuits and claims arising in the ordinary course of business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not reimbursed by insurance or otherwise, will not have a material adverse effect on the financial condition or results of operations of the Company.

11.    Major Customer

At September 30, 2003 two customers represented 13% and 11% of net accounts receivable, respectively. At June 30, 2003 another customer represented 14% of accounts receivable.

No single customer accounted for more than 10% of revenue during the three months ended September 30, 2003. Microsoft Corporation accounted for 33% of total revenue during the three months ended September 30, 2002.

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

Overview

NetIQ is a leading provider of systems and security management and web analytics software solutions for assuring, analyzing and optimizing the performance, availability and security of our customers’ IT infrastructures. Historically focused on Microsoft Windows applications management, we have become a leading provider of software to test, migrate, administer, monitor, secure and analyze complex, distributed Windows-centric computer systems. Our UNIX and Linux modules address our customers’ growing need to manage heterogeneous environments with cross-platform solutions, and enable them to manage more applications, servers and operating systems with our products. We also provide security management products running on AS/400 as well as UNIX and Windows systems.

Businesses rely on proper functioning of their networks, operating systems, servers, applications, databases, and hardware. Our comprehensive, integrated solutions address two broad areas that are critical to managing the performance, availability, security and utilization of this complex computing infrastructure:

•	Systems and security management, and

•	Web analytics.

Significant Events

Licensing Agreement with Microsoft Corporation

On September 25, 2000 we entered into a licensing agreement with Microsoft Corporation whereby we granted Microsoft a perpetual, non-exclusive license to our Operations Manager product technology and source code for core operations management of Windows 2000 and Microsoft server applications. We received a total of $175.0 million in license fees over a three-year period starting November 2000 and ending August 2003, with a final payment of $5.0 million during the quarter ended September 30, 2003. Over the three-year period, Microsoft also agreed to spend $5.0 million per year and pay us an additional $5.0 million per year to market joint solutions of the parties. The last payment under this agreement was received during the quarter ended September 30, 2003. The amounts paid to us to market joint solutions have been recognized as a reduction of sales and marketing expenses as the related expenses are incurred.

Impairment of Goodwill

Revenue for the quarter ended September 30, 2003 was significantly lower than had been anticipated. Because a significant portion of our revenues historically have been generated during the last month of each fiscal quarter, the actual drop-off in revenues compared to plan was not evident until the end of the quarter. Accordingly, as of September 30, 2003 we revised downward our forecasted future operating profits and cash flows. This significant change in estimated future results was deemed to be a circumstance requiring an interim review of goodwill for impairment, as prescribed by SFAS No. 142. This resulted in a non-cash impairment charge of $150.8 million in the quarter ended September 30, 2003 consistent with the overall decline in our market capitalization.

Share Repurchase Program

On October 21, 2003 our board of directors approved the repurchase of up to 5% of our outstanding stock in open market transactions over a period of one year.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe there are several accounting policies that are critical to understanding our consolidated financial statements, as these policies affect the reported amounts of revenue and expenses and involve management’s judgment regarding significant estimates. The critical accounting policies and estimates are described below.

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

License revenue is deferred when the criteria noted above are not met for revenue recognition purposes and is recognized, as appropriate, when all criteria for revenue recognition have been met. Maintenance revenue is deferred and recognized ratably over the maintenance term, typically one year. Advance payments for hosted services are deferred and revenue is recognized as earned. Deferred consulting and training revenues are recognized as those services are performed.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates made in the accompanying financial statements are:

•	Allowance for Uncollectible Accounts—We provide an allowance for uncollectible accounts receivable as part of our general and administrative expenses based on our assessment of the collectibility of specific customer accounts and an analysis of the remaining accounts receivable. The allowance increased by $69,000 during the three months ended September 30, 2003 due to a slight deterioration in the accounts receivable aging. The increase in the allowance was charged to general and administrative expenses. The actual write-offs for uncollectible accounts during the three months ended September 30, 2003 were $21,000 and recoveries from previously written-off amounts were $17,000, resulting in an ending balance of $1.0 million at September 30, 2003. In the future, if our actual collections differ significantly from our estimates it may result in additional charges to or decreases in our general and administrative expenses.

•	Allowance for Sales Returns—We provide an allowance for sales returns based on historical trends in product returns. Revenue is recognized net of the provision for sales returns. During the three months ended September 30, 2003 we increased our allowance for sales returns by $748,000, reducing revenues commensurately, and recorded $577,000 in actual product returns, resulting in an ending balance of $1.3 million at September 30, 2003. If actual future returns differ significantly from our estimates, it may result in a decrease or increase in future revenue.

•

Other Intangible Assets—We record intangible assets when we acquire companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Certain identifiable intangible assets such as purchased technology and customer lists are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition and goodwill is capitalized, subject to periodic review for impairment. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Should conditions be different than management’s current assessment, material write-downs of intangible assets may be required. We periodically review the estimated remaining useful lives of our other intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization expense or a write-down in future periods. As such, any future write-downs of these assets would adversely affect our gross margin.

During fiscal 2003, we reclassified amortization of purchased technology from operating expenses to cost of revenue for all periods presented.

•	Goodwill—Under current accounting guidelines adopted on July 1, 2002 we no longer amortize goodwill to expense, but rather periodically assess goodwill for impairment. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill or if impairment indicators are identified with respect to goodwill, the fair value of goodwill is determined using valuation techniques that require significant management judgment. Should conditions be different than management’s original assessment, significant write-downs of goodwill may be required.

Upon adoption of SFAS No. 142 in July 2002, we ceased amortization of approximately $918.2 million of goodwill. We also recorded a one-time, non-cash transitional impairment charge of $579.3 million because we determined that the carrying value of existing goodwill on July 1, 2002 exceeded its fair value by that amount. Revenue for the quarter ended September 30, 2003 was significantly lower than had been anticipated. Because a significant portion of our revenues historically have been generated during the last month of each fiscal quarter, the actual drop-off in revenues compared to plan was not evident until the end of the quarter. Accordingly, as of September 30, 2003 we revised downward our forecasted future operating profits and cash flows. This significant change in estimated future results was deemed to be a circumstance requiring an interim review of goodwill for impairment, as prescribed by SFAS No. 142. This resulted in a non-cash impairment charge of $150.8 million in the quarter ended September 30, 2003 consistent with the overall decline in our market capitalization. At September 30, 2003, the carrying value of our goodwill is approximately $121.7 million. If we are required to further write-down the remaining goodwill in the future, our financial results will be adversely affected.

•	Facility Reserve—As of December 31, 2001 we had determined that one of our facilities in Portland, Oregon would never be occupied and that sublet opportunities were limited. Our obligations through the remaining term of the lease have been reserved based principally on management’s assessment of market conditions, the time required to sublease, experience with subleasing, and remaining lease term. In July 2003, we sublet a portion of the space but future sub-lease income is not assured. At September 30, 2003 we had an accrual of $525,000 for expected future costs. If actual future costs, net of any sub-lease income, differ from our estimates, it will result in an increase or decrease in our operating expenses and will affect future operating results.

•	Restructuring Liability—In connection with our acquisition of PentaSafe we have resized our business and accrued a restructuring liability associated with costs of employee terminations, vacating facilities and write-off of assets that will no longer be used in operations, based on management estimates. We recorded a restructuring charge of $5.3 million in December 2002 associated with our acquisition of PentaSafe. In July 2003 we finalized a sub-lease agreement with a tenant and, as a result, a portion of the vacated premises now have been sub-leased resulting in the reduction in the accrual. We also reduced the restructuring liability due to the completion of our workforce reduction plan below estimated costs. As a result, we reduced our restructuring liability during the three months ended September 30, 2003 by $366,000. The total remaining liability of $1.7 million at September 30, 2003 relates to vacated facilities. If the actual future payments, net of any sub-lease income, differ significantly from our estimates, it may result in an increase or decrease in our restructuring charge, and any increase could adversely affect future operating results.

•

Provision for Income Taxes—The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. If we do not generate sufficient taxable income, the realization of deferred tax assets could be impaired resulting in additional income tax expense. As a result, we record a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are principally the result of the tax benefit of disqualifying dispositions of stock options, which will be credited to equity when realized. We have established a valuation allowance to fully reserve these deferred tax assets due to uncertainty regarding their realizability. Due to a projected net taxable loss for the year, we have provided for alternative minimum and foreign taxes during the three months ended September 30, 2003.

Comparison of Three Months Ended September 30, 2003 and 2002

On December 9, 2002 we completed the acquisition of PentaSafe Security Technologies, Inc. and on December 20, 2002 the acquisition of Marshal Software, Inc. Results of these operations from the date of acquisition forward have been included in the consolidated financial statements.

Total Revenue.    Total revenue and quarter-over-quarter changes are as follows (dollars in thousands):

	Three Months Ended September 30,		Percentage Change
	2003	2002
Software license revenue	$30,025	$30,982	(3)%
Software license revenue under Microsoft agreement	5,000	25,000	(80)%

Total software license revenue	35,025	55,982	(37)%

Service revenue	27,831	21,106	32%

Total revenue	$62,856	$77,088	(18)%

Total revenue decreased by $14.2 million or 18% during the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Software license revenue represented 56% and 73% of total revenue for the respective periods, with service revenue representing the balance.

Pursuant to the schedule of payments set forth in the agreement with Microsoft, software license revenue from Microsoft has sequentially declined for the last four quarters. The final $5.0 million payment under the agreement was received during the three months ended September 30, 2003. We expect our service revenue to grow modestly as a percentage of total revenue due to the final license payment from Microsoft and as our installed base increases and existing customers renew maintenance contracts.

Software License Revenue.    Total software license revenue decreased by 37% during the three months ended September 30, 2003, compared to the three months ended September 30, 2002, primarily due to a $20.0 million decrease in revenue under the Microsoft agreement. Excluding the revenue from Microsoft, software license revenue decreased by 3% during the current period. The decrease is substantially due to sales execution problems, as well as a difficult information technology spending environment.

Service Revenue.    Service revenue increased by $6.7 million or 32% during the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The increase was primarily due to additional maintenance fees associated with new software licenses, renewals by our existing customers, and increases in revenue from our hosted web analytics service.

Total Cost of Revenue.    Total cost of revenue and quarter-over-quarter changes are as follows (dollars in thousands):

	Three Months Ended September 30,
	2003	2002
Cost of software license revenue	$2,789	$2,427
As percentage of license revenue	8%	4%

Cost of service revenue	$7,796	$6,499
As percentage of service revenue	28%	31%

Amortization of purchased technology	$5,801	$5,358
Total cost of revenue	$16,386	$14,284

As percentage of total revenue	26%	19%

Total cost of revenue increased by $2.1 million during the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Cost of Software License Revenue.    Our cost of software license revenue includes personnel costs and costs associated with software packaging, documentation such as user manuals and CDs, and production, as well as royalties and non-employee commissions. Cost of software license revenue as a percentage of related license revenue increased from 4% during the three months ended September 30, 2002 to 8% during the three months ended September 30, 2003. The increase primarily was due to increases in royalty expense, fulfillment costs, and the decline in revenue from Microsoft, which does not have any costs associated with it. We currently expect cost of software license revenue, in the near term, to remain at approximately the same dollar levels as currently reported due to the fixed level of payments under certain royalty agreements.

Cost of Service Revenue.    Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services, training services, and costs associated with our hosted service. Costs associated with training consist principally of labor and travel expenses as well as training materials. Cost of service revenue as a percentage of related service revenue decreased from 31% during the three months ended September 30, 2002 to 28% during the three months ended September 30, 2003, primarily due to a majority of our customers renewing their maintenance agreements and greater efficiencies in providing technical support services. We expect our cost of service revenue during the three months ending December 31, 2003 to be flat compared to the three months ended September 30, 2003.

Amortization of Purchased Technology.    Purchased technology consists of developed software capitalized in our acquisitions and is amortized using the straight-line method over the estimated useful life, generally three years. During fiscal 2003, we revised the classification of amortization of purchased technology from operating expenses to cost of revenue. The revision in expense classification was applied to all periods presented. Amortization increased from $5.4 million during the three months ended September 30, 2002 to $5.8 million during the three months ended September 30, 2003. The increase in the amortization was due to additional amounts capitalized in acquisitions. We expect to amortize approximately $5.8 million of purchased technology during the three months ending December 31, 2003, absent further acquisitions or impairments.

Operating Expenses

Sales and Marketing.    Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, and expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows, lead generation activities and proportionately allocated facilities and information technology costs.

Sales and marketing expenses and quarter-over-quarter changes are as follows (dollars in thousands):

	Three Months Ended September 30,
	2003	2002
Sales and marketing expenses	$28,024	$30,018
Percentage change from comparable period	(7)%
As a percentage of total revenue	45%	39%

Headcount at September 30	517	517

Sales and marketing expenses decreased by $2.0 million or 7% during the three months ended September 30, 2003 from the three months ended September 30, 2002. The decrease in absolute dollars resulted principally from our lower than expected revenue during the current quarter, resulting in lower variable employee compensation, combined with cost savings measures. Sales and marketing as a percentage of revenue increased from 39% during the three months ended September 30, 2002 to 45% during the three months ended September 30, 2003, principally as a result of the Microsoft revenue decline in the current period, as minimal sales and marketing effort was required for this revenue. During the three months ending December 31, 2003, we expect sales and marketing expenses to increase in absolute dollars as a result of increases in variable compensation, and to a lesser extent, increases in quota-carrying personnel.

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

Research and development expenses and quarter-over-quarter changes are as follows (dollars in thousands):

	Three Months Ended September 30,
	2003	2002
Research and development	$16,524	$16,128
Percentage change from comparable period	2%
As a percentage of total revenue	26%	21%

Headcount at September 30	441	385

Research and development expenses increased by $396,000 or 2% during the three months ended September 30, 2003 from the three months ended September 30, 2002. This increase in absolute dollars resulted principally from additional facilities and equipment for engineering personnel added as a result of our acquisitions of PentaSafe and Marshal in December 2002, partially offset by lower variable employee compensation. We anticipate holding research and development spending to current levels in the near term.

General and Administrative.    Our general and administrative expenses consist primarily of personnel costs for finance and administration, as well as directors and officers insurance, professional services expenses, such as legal and accounting fees, compliance with the Sarbanes-Oxley legislation, and proportionately allocated facilities and information technology costs.

General and administrative expense and quarter-over-quarter changes are as follows (dollars in thousands):

	Three Months Ended September 30,
	2003	2002
General and administrative	$7,095	$4,950
Percentage change from comparable period	43%
As a percentage of total revenue	11%	6%

Headcount at September 30	195	160

General and administrative expenses increased by $2.1 million or 43% during the three months ended September 30, 2003 from the three months ended September 30, 2002. The increase in absolute dollars was primarily due to increased staffing necessary to manage and support our growth, increased professional fees and additional costs associated with Sarbanes-Oxley legislation compliance.

Employee Stock-Based Compensation.    Deferred employee stock-based compensation represents the intrinsic value of unvested options assumed in acquisitions and in fiscal 2003 and prior, the charges associated with the grant of options at less than fair market value prior to our initial public offering. The deferred amount is being amortized over the vesting periods of the assumed and granted options, generally four years. During the three months ended September 30, 2003 and 2002, we recognized employee stock-based compensation expense of $101,000 and $209,000, respectively. The decrease was due to the reduced number of options vesting in the current quarter. During the three months ending December 31, 2003, we expect to amortize approximately $84,000 of deferred employee stock-based compensation, and we anticipate amortizing less in each quarter thereafter, absent further acquisitions.

Amortization of Other Intangible Assets.    Amortization of other intangible assets includes amortization of customer contracts, customer lists, patents and tradename intangibles capitalized in our acquisitions, but excludes amortization of purchased technology. Amortization of purchased technology is classified as cost of revenue in accordance with SFAS No. 86, Computer Software To Be Sold, Leased or Otherwise Marketed. Other intangible assets are amortized using the straight-line method over their estimated useful life, generally three years. Amortization increased from $3.6 million during the three months ended September 30, 2002 to $4.3 million during the three months ended September 30, 2003. This increase in the amortization was due to additional amounts capitalized from acquisitions we completed during fiscal 2003. During the three months ending December 31, 2003 we expect to amortize approximately $4.3 million of other intangible assets, absent further acquisitions or impairments.

Impairment of Goodwill.    We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on July 1, 2002 and accordingly stopped amortizing goodwill on that date. Upon adoption of SFAS No. 142, we recorded a one-time, non-cash transitional impairment charge of $579.3 million to reduce the carrying value of our goodwill from previous acquisitions. The charge is reflected as the cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations. There was no income tax effect of the change in accounting principle.

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

Revenue for the quarter ended September 30, 2003 was significantly lower than had been anticipated. Because a significant portion of our revenues historically have been generated during the last month of each fiscal quarter, the actual drop-off in revenues compared to plan was not evident until the end of the quarter. Accordingly, as of September 30, 2003 we revised downward our forecasted future operating profits and cash flows. This significant change in estimated future results was deemed to be a circumstance requiring an interim review of goodwill for impairment, as prescribed by SFAS No. 142. This resulted in a non-cash impairment charge of $150.8 million in the quarter ended September 30, 2003 consistent with the overall decline in our market capitalization.

In calculating both impairment charges as of July 1, 2002 and September 30, 2003 the fair values of the reporting units were estimated using the discounted cash flow method supplemented by the market approach.

Restructuring Credit.    During the three months ended December 31, 2002, we recorded a restructuring charge of $5.3 million related to a plan to terminate employment of 52 employees and vacate certain of our facilities that will no longer be used due to resizing the combined business after the acquisition of PentaSafe. During the three months ended September 30, 2003 we sublet certain of the facilities for which the obligations were fully reserved under the restructuring plan, and we completed our workforce reduction plan below estimated costs, resulting in a reduction of the liability by $366,000.

Total Other Income (Expense), Net.    Total other income (expense), net is primarily composed of interest income on our cash, cash equivalents and short-term investments and impairment of long-term investment. Interest income during the three months ended September 30, 2003 was $1.3 million compared to $3.8 million during the three months ended September 30, 2002. The decline in the interest income was due to our use of cash in acquisitions during the three months ended December 31, 2002 as well as a continued decline in the yield on our investments. During the three months ended September 30, 2003 total other income (expense), net includes $4.1 million related to an impairment of a long-term investment based on management’s assessment that the decline in value was other than temporary.

Income Taxes.    We recorded income tax expense of $810,000 and $4.5 million during the three months ended September 30, 2003 and 2002, respectively. The decrease in the income tax expense was due to a net loss during the current year period and the company being subject to alternative minimum and foreign taxes.

Liquidity and Capital Resources

At September 30, 2003, we had $61.4 million in cash and cash equivalents and $275.2 million in short-term investments, for a total of $336.6 million compared to $313.4 million as of June 30, 2003, an increase of $23.2 million mainly provided by operating activities and exercise of stock options.

Our operating activities resulted in net cash inflows of $20.5 million and $30.2 million during the three months ended September 30, 2003 and 2002, respectively. Sources of cash during these periods were primarily from net income after adjusting for non-cash charges. During the three months ended September 30, 2003 primary non-cash charges were impairment of goodwill of $150.8 million, depreciation and amortization of $14.1 million, and impairment of long-term investment of $4.1 million. During the three months ended September 30, 2002 the primary non-cash charges were the cumulative effect of change in accounting principle of $579.3 million and depreciation and amortization of $12.0 million. In addition, decreases in assets and increases in liabilities provided cash during the three months ended September 30, 2003 and 2002.

Our investing activities resulted in net cash outflows of $40.8 million and $22.7 million during the three months ended September 30, 2003 and 2002, respectively. Uses of cash during the three months ended September 30, 2003 and 2002, were acquisitions of property and equipment of $2.5 million and $4.3 million, respectively, and purchases of short-term investments of $76.6 million and $68.0 million, respectively. Cash outflows also included a long-term investment of $5.0 million during the three months ended September 30, 2002. The principal sources of cash during the three months ended September 30, 2003 were maturities and sales of short-term investments of $15.7 million and $22.5 million, respectively. Proceeds from the sale of short-term investments of $54.4 million provided cash during the three months ended September 30, 2002.

Financing activities generated cash of $5.2 million and $523,000 during the three months ended September 30, 2003 and 2002, respectively, from the proceeds of the exercise of stock options.

As of September 30, 2003, we had no significant debt commitments outstanding other than under operating leases.

Long-term Obligations

The following summarizes our obligations as of September 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands, including lease payments accrued as part of our goodwill, facility reserve, and restructuring liability):

	Fiscal Year Ending June 30,					Thereafter
	2004(1)	2005	2006	2007	2008
Operating lease payments	$5,809	$5,657	$1,936	$1,173	$489	$48

(1)	Represents remaining 9 months of fiscal year

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

Employee Stock Options

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity and essentially all of our employees participate in our option program. During the three months ended September 30, 2003, 76% of the options granted went to employees other than our five most highly compensated executive officers. Options granted under the plans expire no later than 10 years from the grant date and generally vest within four years. We also have an employee stock purchase plan under which employees are entitled to purchase a limited number of shares at 85% of fair market value. See Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2003 for additional information regarding our stock option plans.

We have assumed certain option plans in connection with our acquisitions. Generally, these options were granted under terms similar to the terms of our stock option plans at prices adjusted to reflect the relative exchange ratios in the acquisition.

The following information is presented to reflect the activity, including grants to our highly compensated executive officers (listed officers) and status of our outstanding options to enhance stock option disclosures and dilution.

Options granted to employees, including officers and non-employee directors, and dilutive effect of options granted are summarized as follows:

	Three months Ended September 30, 2003	Year Ended June 30,
		2003		2002
Total options granted	5,502,418	2,124,750	(1)	5,611,027 (2)
Less options cancelled	(884,982)	(5,821,744	)(3)	(1,659,123)

Net options (cancelled) granted	4,617,436	(3,696,994)		3,951,904

Net (cancellations) grants as a percentage of outstanding shares(4)	8.2%	(6.8)%		7.4%
Grants to top five listed officers(5) as a percentage of total options granted	23.7%	15.3%		31.9%
Grants to top five listed officers as a percentage of outstanding shares(4)	2.3%	0.6%		3.4%
Cumulative options held by top five listed officers as a percentage of total options outstanding(6)	23.0%	19.4%		17.6%

(1)	Excludes 3,848,214 options assumed in connection with acquisition and 2,848,145 options regranted as part of our 2003 tender offer.
(2)	Excludes 1,304,606 options regranted as part of our 2001 tender offer.
(3)	Excludes 2,848,145 options cancelled and regranted in our 2003 tender offer.
(4)	Outstanding shares at the beginning of each fiscal year.
(5)	“Listed Officers” are those defined for proxy statements as our Chief Executive Officer (CEO) and each of the four other most highly compensated executive officers during the respective fiscal years. Listed Officers for the three months ended September 30, 2003 are defined as our CEO and each of the four most highly compensated executives, during fiscal 2003 taking into consideration changes in executive officers since June 30, 2003.
(6)	Outstanding options at the end of each period.

A summary of stock option activity under our plans is as follows:

	Shares Available for Options	Options Outstanding
		Shares	Weighted- Average Exercise Price
Outstanding, June 30, 2002	1,659,509	13,638,049	$31.36
Granted	(2,124,750)	2,124,750	$16.31
Options regranted under tender offer	(2,848,145)	2,848,145	$16.00
Options assumed in acquisitions	—	3,848,214	$11.80
Exercised	—	(1,174,385)	$5.45
Options tendered by employees	5,276,953	(5,276,953)	$34.85
Cancelled	3,392,936	(3,392,936)	$27.95
Expired	(2,175,940)	—	—
Additional shares reserved	2,529,235	—	—

Outstanding, June 30, 2003	5,709,798	12,614,884	$21.26
Granted	(5,502,418)	5,502,418	$13.88
Exercised	—	(478,474)	$10.91
Cancelled	884,982	(884,982)	$26.46
Expired	(295,860)	—	—
Additional shares reserved	2,600,000	—	—

Outstanding, September 30, 2003	3,396,502	16,753,846	$18.86

A summary of outstanding in-the-money and out-of-the-money options as of September 30, 2003 is as follows:

	Exercisable		Unexercisable		Total
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
In-the-Money	1,072,786	$6.97	951,228	$11.36	2,024,014	$9.03
Out-of-the-Money(1)	3,050,016	$32.04	11,679,816	$17.12	14,729,832	$20.21

Total Options Outstanding	4,122,802	$25.52	12,631,044	$16.69	16,753,846	$18.86

(1)	Out-of-the-money options have an exercise price equal to or above the closing price of $11.94 at September 30, 2003.

Options granted to top five listed officers during the three months ended September 30, 2003 are as follows:

Name	Number of Securities Underlying Option Granted	Percentage of Total Options Granted to Employees(1)	Exercise Price Per Share	Expiration Date		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
						5%	10%
Charles M. Boesenberg (CEO)	1,000,200	18.2%	$13.95 - $14.08	9/8/2010	(2)	$5,715,114	$13,318,553
Mark P. Marron	125,200	2.3%	$13.95	9/8/2010	(2)	$710,652	$1,656,029
Richard M. Schell	100,200	1.8%	$13.95	9/8/2010	(2)	$568,676	$1,325,164
Thomas R. Kemp	200	<0.1%	$13.95	9/8/2008		$771	$1,703
James A. Barth	80,200	1.4%	$13.95	9/8/2010	(2)	$455,095	$1,060,471

Total	1,306,000	23.7%

(1)	Based on a total of 5,502,418 options granted to employees during the three months ended September 30, 2003.
(2)	200 options expiring by September 8, 2008.

Option exercises during the three months ended September 30, 2003 and remaining option holdings for top five listed officers as of September 30, 2003 are as follows:

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Sept. 30, 2003		Value of Unexercised In-the-Money Options at Sept. 30, 2003(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Charles M. Boesenberg (CEO)	—	$—	856,249	1,643,951	$—	$—
Mark P. Marron	—	$—	74,999	225,201	$—	$—
Richard M. Schell	—	$—	75,000	325,200	$—	$—
Thomas R. Kemp	—	$—	127,085	175,200	$242,873	$—
James A. Barth	—	$—	217,777	140,200	$169,864	$—

(1)	Option values based on stock price of $11.94 at September 30, 2003.

The following table summarizes common stock subject to future issuance under our equity compensation plans as of September 30, 2003:

	Stock to be issued upon exercise of outstanding options(1)	Weighted-average exercise price	Stock remaining available for future issuance under equity compensation plans
Plans approved by stockholders(2)	10,631,537	$20.48	3,105,752	(3)
Plans not approved by stockholders(4)	4,156,868	$17.72	290,750

Total	14,788,405		3,396,502

(1)	Does not include an aggregate of 1,965,441 shares of common stock to be issued upon exercise of options assumed in connection with our acquisitions. No additional awards will be granted under these plans.
(2)	Includes the 1995 Stock Plan and the 1999 Employee Stock Purchase Plan (Purchase Plan).
(3)	Does not include 2,776,238 shares of common stock reserved for issuance pursuant to the Purchase Plan.
(4)	Includes the 2002 Stock Plan, the Amended and Restated 1998 Stock Incentive Compensation Plan, including the Approved UK Sub Plan, and the Mission Critical Software, Inc. 1997 Stock Plan.

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

In addition, the risk of quarterly fluctuations relative to our expectations is increased by the fact that a significant portion of our revenues, typically between 50% and 70%, has historically been generated during the last month of each fiscal quarter, with a substantial portion of that occurring in the last week and on the last day of the fiscal quarter. Many customers tend to make a majority of their purchases at the end of a fiscal quarter and many enterprise customers negotiate licenses near the end of the quarter. In part, this is because these customers believe that they are able to negotiate lower prices and more favorable terms at that time. Our reliance on a large portion of revenue occurring at the end of the quarter and the increase in the dollar value of transactions that occur at the end of a quarter can result in increased uncertainty relating to quarterly revenues. Due to this end-of-period buying pattern, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. These factors increase the chances that our results could diverge from the expectations of investors and securities analysts.

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

We base our operating expenses on our expectations regarding future revenue. Because our operating expenses are relatively fixed in the short term, even a relatively small revenue shortfall can materially affect our short-term profitability.

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

Our success depends in large part on maintaining a strong strategic relationship with Microsoft, which presents challenges and risks to our business.

Our business continues to be largely focused on the Microsoft Windows environment, and our success depends in part on maintaining a strong strategic relationship with Microsoft, which is both a partner and a competitor. Microsoft’s license payments to us under our agreement with them to license our Operations Manager technology ended in accordance with the terms of the agreement in August 2003, and we face the challenge of replacing this revenue in upcoming periods. In addition, costs and operating expenses associated with the revenue from Microsoft were low. As a result, even if we replace the revenue we received from Microsoft in future periods, comparably low costs and operating expenses are unlikely to be associated with the replacement revenue; therefore, we may not be able to achieve operating or net income in line with past periods.

Our relationship with Microsoft is important because it helps us maintain current knowledge of Microsoft products and technologies, lends additional credibility to our technology, facilitates broad market acceptance of our products, and enhances our sales, marketing and distribution capabilities. Yet Microsoft is also a competitor for certain of our products and has an established business practice of adding functionality to new versions of Windows in ways that can impair the success of formerly complementary products. Customer perception of this pattern could adversely affect or delay sales of our products. In particular, we have experienced fluctuations in order rates for our AppManager product line and XMP modules in recent quarters. While we have participated with Microsoft in a number of joint sales and marketing initiatives, Microsoft may decline to continue these joint initiatives in the future. Microsoft may also stop its practice of notifying us of feature enhancements to its products prior to releasing them and of providing us with necessary development tools and information. If this were to occur, we may be unable to coordinate our product offerings with Microsoft or to otherwise capitalize on new Microsoft product releases and feature enhancements.

We may not be able to achieve or sustain the revenue growth rates we have previously experienced.

During the first three quarters of fiscal 2002, our sequential quarterly revenue growth rates were approximately 10%, attributable in substantial part to our agreement with Microsoft. During fiscal 2003 and continuing into the first quarter of fiscal 2004, the license revenue from Microsoft decreased in accordance with the terms of the agreement. The last payment under that agreement was received during the three months ended September 30, 2003. As a consequence, we have experienced sequential decreases in license revenue for the last four quarters.

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

Since our inception, we have incurred significant net losses. During fiscal 2003, 2002 and 2001, we reported net losses of $908.7 million, $730.5 million and $523.8 million, respectively, and during the first quarter of fiscal 2004 we reported a net loss of $163.6 million. These losses principally resulted from amortization and impairment of goodwill, amortization of purchased technology and other intangible assets, and other acquisition related charges. During fiscal 2002 and 2001, we amortized $751.8 million and $535.8 million of goodwill related to our acquisitions. We adopted SFAS No. 142 on July 1, 2002, and accordingly ceased amortizing goodwill on that date. Upon adoption of SFAS No. 142, we recorded a one-time, non-cash charge of $579.3 million to reduce the carrying value of our goodwill from previous acquisitions. We conducted our first annual review for impairment of goodwill as of April 30, 2003 and recorded a non-cash charge of $330.5 million. We recorded a further non-cash charge of $150.8 million, due to impaired goodwill, during the first quarter of fiscal 2004. These impairment charges are attributable to our revised forecasts for future operating profits and cash flows and are consistent with the overall decline in our market capitalization. If in future periods we determine that our remaining goodwill has become further impaired, we will be required to record additional charges, which would negatively affect our financial results.

We recorded a charge of $798,000 during the fourth quarter of fiscal 2003 related to discontinuance of the VigilEnt User Manager technology purchased as part of the PentaSafe acquisition. During fiscal 2003 and the first quarter of fiscal 2004, we also recorded impairment charges of $1.4 million and $4.1 million, respectively, on investments in non-public companies based on management’s assessment that the decline in value of these investments was other than temporary. If in the future we determine that such intangible assets and/or investments have further declined in value, we will record additional charges, which would negatively affect our financial results.

We currently expect to experience a net loss in fiscal 2004, though we do not expect a significant net use of cash from operating activities during the fiscal year. To the extent we have any unexpected expenses or do not achieve our revenue targets, our results will be adversely affected, which may in turn adversely affect our stock price.

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

In April 2003, we announced a reduction in force designed to reduce operating costs by combining our systems and security business units and streamlining our organizational structure. As a result, we terminated the employment of 108 employees, including four senior executives, substantially all of whom left the Company by June 30, 2003. In addition, on July 1, 2003, we re-aligned our sales force from a territory orientation to a named account orientation to better focus on our existing customer base and realigned our products into solution sets. The focus on specific customer needs and product solution sets, together with our recent implementation of a value-based sales approach, was intended to enable us to meet customer needs more quickly and achieve more cost-effective sales operations. However, we believe that the short term operational disruption caused by this realignment, among other factors, resulted in our failure to meet our revenue target for the three months ended September 30, 2003.

To the extent we engage in these and other organizational or operational changes in the future, we may incur additional costs and expenses and suffer lost revenue. These measures, and any future steps we may adopt, may result in distraction of management, operational disruption or negative impact on customer service and satisfaction. Similarly, other organizational or operational changes in the future may not result in the intended operational improvements and cost reductions, and our business and financial condition would be adversely affected.

We have recently experienced several changes in our Board of Directors and senior management team.

On September 25, 2003 we announced the appointment of Michael J. Rose to our Board of Directors, and the resignations of Ching-Fa Hwang and Ying-Hon Wong as directors. On August 11, 2003 we announced the appointment of Maureen F. McNichols to our Board of Directors.

On October 28, 2003 we announced the appointment of Gregory L. Drew, Senior Vice President Sales and Marketing, to General Manager of our Web Analytics business unit, replacing Daniel J. Meub, who is retiring.

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

We have grown rapidly, including through acquisitions. Our growth has resulted in new and increased responsibilities for our management personnel and the need to effectively manage multiple geographic locations, develop new products that utilize the assets and resources of the combined entities and further develop cost-effective systems, standards, controls, procedures and policies. If we do not succeed in addressing these challenges or any other problems encountered in connection with our growth, our business, operating results and financial condition could be adversely affected.

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

Changes in the way we do business may affect our operating results by changing the manner in which we are required to account for sales.

There have been various changes in the enterprise software business that may affect the manner in which we do business. We currently sell most of our software licenses on a “perpetual” basis, which enables us to recognize the majority of revenue received in connection with the sale promptly upon consummation of the sale. However, certain software vendors are moving towards a subscription-based model in which periodic fees are charged for use of the software. If customers increasingly demand that we sell licenses to our software on a subscription basis, or otherwise charge a periodic fee for its use, it will delay our recognition of revenue for that sale and will decrease the revenues attributable to such sales during the reporting period in which the sale is made (although the revenue will continue to be recognized in subsequent periods). If substantial portions of our license sales are converted to a subscription basis, this could materially affect our revenues during the initial quarters in which the change is implemented.

Our international sales and operations subject us to additional risks that can adversely affect our operating results.

We derive a substantial and increasing portion of our revenues from customers outside the United States and are continuing to expand our international operations. During fiscal 2003, we established operations in Galway, Ireland to provide customer support and shared administrative services for the Europe-Middle East-Africa region. We also have development, support, and administrative services operations in New Zealand and maintain offices in Japan and the United Kingdom, as well as a number of other foreign locations, to provide sales and sales support. Our international operations are subject to a variety of risks, including:

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

The consideration paid in connection with an investment or acquisition also affects our operating results and financial condition. For example, during the quarter ended December 31, 2002 we spent $202.3 million in cash, net of cash received, issued 4.2 million shares of our common stock and assumed employee stock options to purchase 3.8 million shares of our common stock, for the acquisitions of PentaSafe and Marshal. To the extent we pay cash for future acquisitions our cash reserves will be further reduced. To the extent we issue shares of stock or other rights to purchase stock, including options and other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs such as of acquired in-process research and development costs, restructuring charges, and goodwill and other intangible assets that are subject to impairment and can result in future impairment charges. Upon adoption of SFAS No. 142 on July 1, 2002, we recorded a one-time, non-cash transitional impairment charge of $579.3 million to reduce the carrying value of our goodwill from previous acquisitions. We conducted our first annual review for impairment of goodwill as of April 30, 2003 and recorded a non-cash charge of $330.5 million. We recorded a further non-cash charge of $150.8 million, due to impaired goodwill, during the three months ended September 30, 2003. If in the future we determine that our goodwill is further impaired, requiring additional charges, our financial results will be adversely affected.

During fiscal 2003 and the first quarter of fiscal 2004, we also recorded impairment charges of $1.4 million and $4.1 million, respectively, on investments in non-public companies based on management’s assessment that the decline in value of these investments was other than temporary. If in the future we determine that such investments have further declined in value, we will record additional charges, which would negatively affect our operating results.

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

Third parties may claim that our current or future products infringe their proprietary rights, and these claims, whether they have merit or not, could harm our business by increasing our costs or reducing our revenue. For example BMC Software, Inc. (BMC) alleges that our AppManager product and our Operations Manager product (which we licensed to a third party and no longer sell) infringe a BMC patent and that we are infringing a BMC trademark. These claims have been submitted to arbitration. BMC has also alleged we infringe a BMC trademark. Although we believe these claims to be without merit, claims such as these could affect our relationships with existing customers and may discourage future customers from purchasing our products. The intensely competitive nature of our industry and the importance of technology to our competitors’ businesses may enhance the likelihood of being subject to third-party claims of this nature. Any such claims, even if without merit, could be time consuming, result in potentially significant litigation costs or damages, cause product shipment delays and require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on commercially favorable terms or at all. Such claims could also force us either to stop selling, incorporating or using products or services that incorporate the challenged intellectual property or to redesign those products or services that incorporate such technology. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry grows and the functionality of products in different industry segments overlaps.

If we fail to protect our intellectual property rights, competitors may be able to use our technology or trademarks and this could weaken our competitive position, reduce our revenue and increase costs.

Our success is heavily dependent on proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights in our products and services. These laws and procedures provide only limited protection. We presently have 16 issued patents in the United States, 21 pending patent applications in the United States, 4 issued foreign patents, and 23 pending patent applications in certain foreign jurisdictions. However, these patents may not provide sufficiently broad protection or they may not be enforceable in actions against alleged infringers. In addition, despite precautions that we take, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our current or future products or to independently develop similar or superior technology or design around the patents we own. Policing unauthorized use and transfer of our software is difficult and software piracy can be expected to be a persistent problem. In licensing our products, other than in enterprise license transactions, we typically rely on “shrink wrap” or “clickwrap” licenses that are not signed by licensees. Such licenses may be unenforceable, in whole or in part, under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or trademarks or to determine the validity and scope of the proprietary rights of others. Such litigation would be costly and potentially distracting to management, and there is no assurance that we would be successful in such litigation.

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

We rely on our network and data center infrastructure for internal communications, communications with customers and partners, direct sales of our software products, sales lead generation and direct provision of fee-based services. That infrastructure, as well as our other facilities, is vulnerable to damage from human error, physical or electronic security breaches, power loss and other utility failures, fire, earthquake, flood, sabotage, vandalism and similar events. Despite precautions, a natural disaster or other incident could result in interruptions in our service or significant damage. Continued attempts to exploit security vulnerabilities in infrastructure products pose a real and serious threat to the stability of our IT infrastructure. Recent viruses and worms, like “Slammer” in summer 2003, have the ability to propagate across the global network quickly causing business disruption even for well-prepared organizations. We believe our processes for managing these risks are appropriate; however, there are currently no safeguards that will guarantee full protection.

In addition, failure of any of our telecommunications providers to provide consistent data communications capacity, including as a result of business failure, could result in interruptions in our services and disruption of our business operations. Any of the foregoing could affect our provision of services and fulfillment of product orders, our ability to process product orders and invoices and otherwise timely conduct our business operations.

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

Our business is transacted principally in U.S. dollars. During the three months ended September 30, 2003, 14% of the total amount of our invoices was in currencies other than the U.S. dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Belgium, Canada, Denmark, France, Germany, Italy, Japan, New Zealand, Singapore, South Korea, Spain, Sweden, Switzerland, and the United Kingdom. We believe that a natural hedge exists in some local currencies, as local currency denominated revenue offsets some of the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of September 30, 2003, we had no hedging contracts outstanding.

At September 30, 2003 we had $61.4 million in cash and cash equivalents, and $275.2 million in short-term investments. Based on our cash, cash equivalents and short-term investments at September 30, 2003 a 10% change in interest rates would change our annual interest income and cash flows by approximately $530,000.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have a disclosure committee composed of key individuals from a variety of disciplines within our company who are involved in the disclosure and reporting process. The committee meets regularly to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On January 30, 2003 BMC Software, Inc. (BMC) filed suit against us in the U.S. District Court for the Southern District of Texas (Court). The initial complaint alleged that unidentified NetIQ products infringe a BMC patent and that we are infringing a BMC trademark, and sought injunctive relief, compensatory and treble damages, interest, and attorneys’ fees. On May 1, 2003, subsequent to our filing of a motion for a more definite statement, BMC filed an amended complaint that principally restated the prior allegations and additionally alleged that our AppManager product infringes a BMC patent. On May 12, 2003 we filed a motion to compel arbitration and stay proceedings, arguing that the claims asserted by BMC’s complaint were subject to arbitration under arbitration clauses in two agreements earlier entered into between NetIQ and BMC. On August 22, 2003 the Court entered an order granting our motion and ruled that all proceedings in the lawsuit must be stayed and that BMC’s patent and trademark infringement claims must be submitted first to arbitration for resolution. Around September 18, 2003, BMC submitted to the American Arbitration Association a statement of claim against NetIQ, seeking a declaratory judgment that BMC’s claims are not subject to arbitration and alleging that it believes that at least AppManager and Operations Manager, a product that is no longer offered by us and which has been licensed to a third party, infringe the BMC patent. We believe we have meritorious defenses to these claims and intend to contest any adversarial proceedings vigorously.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit Number	Description

3(ii)	Amended and Restated Bylaws of NetIQ

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

1.	A current report on Form 8-K was filed on September 10, 2003 announcing NetIQ Corporation entering into an Employment Agreement with Charles M. Boesenberg, our chairman, Chief Executive Officer and President.

2.	A current report on Form 8-K was filed on September 25, 2003 announcing the appointment of Michael J. Rose to our Board of Directors, and the resignations of Ching-Fa Hwang and Ying-Hon Wong as directors.

3.	A current report on Form 8-K was furnished on October 2, 2003 announcing our preliminary first quarter revenue for the three months ended September 30, 2003.

4.	A current report on Form 8-K was furnished on October 28, 2003 reporting our financial results as of and for the three months ended September 30, 2003, providing guidance for the three months ending December 31, 2003, and announcing a share repurchase program.

SIGNATURE

Pursuant to the requirements of the Securities Act, NetIQ Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 11th day of November, 2003.

NETIQ CORPORATON

By:	/s/ JAMES A. BARTH
James A. Barth
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)