Form 10-Q/A
period 2003-09-30
NETIQ CORP
filed 2004-02-13
CIK 1084827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

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

EXPLANATORY NOTE

NetIQ Corporation (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2003 to revise the condensed consolidated financial statements with respect to the balance sheet classification between cash and cash equivalents and short-term investments to include certain bonds as cash and cash equivalents instead of short-term investments because their maturities were less than three months at the time of purchase.

This revision did not have an impact on the condensed consolidated statement of operations. The effects of the revision are presented in Note 2 to the condensed consolidated financial statements.

The Company is amending only the following sections of the Quarterly Report on Form 10-Q:

Part I, Item 1. Financial Statements

Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 6. Exhibits and Reports on Form 8-K

This amendment does not otherwise update the disclosures set forth in such items originally filed and does not otherwise reflect events occurring after the original filing of the Quarterly Report on November 13, 2003.

NETIQ CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NetIQ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2003	June 30, 2003(1)
	(As revised)(2)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$89,222	$76,095
Short-term investments	247,375	237,281
Accounts receivable, net	30,184	39,016
Prepaid expenses and other	7,894	7,019

Total current assets	374,675	359,411

Property and equipment, net	56,475	58,042
Other intangible assets, net	46,181	56,245
Goodwill	121,719	272,561
Long-term investments	1,614	5,714
Other assets	1,586	1,797

Total assets	$602,250	$753,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,549	$7,224
Accrued compensation and related benefits	14,478	16,667
Other liabilities	12,443	13,124
Restructuring liability, current portion	1,522	2,302
Deferred revenue, current portion	61,523	55,632

Total current liabilities	97,515	94,949

Restructuring liability, net of current portion	166	532
Deferred revenue, net of current portion	7,341	3,082

Total liabilities	105,022	98,563

Stockholders’ equity:
Common stock-$0.001 par value; 250,000,000 shares authorized, 57,019,382 issued and outstanding at September 30, 2003; 56,540,908 issued and outstanding at June 30, 2003	2,932,648	2,927,470
Deferred employee stock-based compensation	(717)	(861)
Accumulated deficit	(2,435,059)	(2,271,445)
Accumulated other comprehensive income	356	43

Total stockholders’ equity	497,228	655,207

Total liabilities and stockholders’ equity	$602,250	$753,770

(1)	Derived from audited consolidated financial statements.
(2)	See Note 2 to condensed consolidated financial statements.

See notes to condensed consolidated financial statements

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
		(As revised*)

Software license revenue	$35,025	$55,982
Service revenue	27,831	21,106

Total revenue	62,856	77,088

Cost of software license revenue	2,789	2,427
Cost of service revenue	7,796	6,499
Amortization of purchased technology (*)	5,801	5,358

Total cost of revenue	16,386	14,284

Gross profit	46,470	62,804

Operating expenses:
Sales and marketing	28,024	30,018
Research and development	16,524	16,128
General and administration	7,095	4,950
Employee stock-based compensation	101	209
Amortization of other intangible assets	4,263	3,649
Impairment of goodwill	150,842	—
Restructuring credit	(366)	—

Total operating expenses	206,483	54,954

Income (loss) from operations	(160,013)	7,850

Other income (expense):
Interest income, net	1,309	3,750
Impairment of long-term investment	(4,100)	—

Total other income (expense), net	(2,791)	3,750

Income (loss) before income taxes and cumulative effect of change in accounting principle	(162,804)	11,600
Income tax expense	810	4,490

Income (loss) before cumulative effect of change in accounting principle	(163,614)	7,110
Cumulative effect of change in accounting principle, net of income taxes	—	(579,338)

Net loss	$(163,614)	$(572,228)

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	338	(12)
Unrealized (loss) gain on short-term investments	(25)	212

Comprehensive loss	$(163,301)	$(572,028)

Basic earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$(2.91)	$0.14
Cumulative effect of change in accounting principle	—	(11.49)

Net loss per share	$(2.91)	$(11.35)

Diluted earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$(2.91)	$0.14
Cumulative effect of change in accounting principle	—	(11.24)

Net loss per share	$(2.91)	$(11.10)

Shares used to compute basic earnings per share	56,306	50,420
Shares used to compute diluted earnings per share	56,306	51,544

(*)	See Note 6 to Condensed Consolidated Financial Statements.

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(163,614)	$(572,228)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,090	11,952
Amortization of employee stock-based compensation	101	209
Loss on sale of investments and property and equipment	87	92
Impairment of goodwill	150,842	—
Impairment of long-term investment	4,100	—
Tax benefit from disqualifying dispositions	—	3,022
Undistributed net loss in earnings of affiliate	—	120
Cumulative effect of change in accounting principle	—	579,338
Changes in:
Accounts receivable	8,977	5,307
Prepaid expenses and other	(689)	(2,737)
Accounts payable	283	(158)
Accrued compensation and related benefits	(2,206)	1,559
Other liabilities	(274)	1,540
Restructuring liability	(1,146)	—
Deferred revenue	9,990	2,135

Net cash provided by operating activities	20,541	30,151

Cash flows from investing activities:
Purchases of property and equipment	(2,502)	(4,292)
Purchases of short-term investments	(73,635)	(88,750)
Proceeds from maturities of short-term investments	63,083	72,462
Proceeds from sales of short-term investments	—	2,700
Purchase of long-term investment	—	(5,000)
Other	66	161

Net cash used in investing activities	(12,988)	(22,719)

Net cash flows from financing activities, sale of common stock	5,221	523

Effect of exchange rate changes on cash	353	340

Net increase in cash and cash equivalents	13,127	8,295
Cash and cash equivalents, beginning of period	76,095	64,032

Cash and cash equivalents, end of period	$89,222	$72,327

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$1
Cash paid for income taxes	$225	$231

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

2.    Revision of Condensed Consolidated Financial Statements for the Period Ended September 30, 2003

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended September 30, 2003, the Company’s management determined it would amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 to revise the condensed consolidated balance sheet with respect to the following matter:

•	to correct the balance sheet classification between cash and cash equivalents and short-term investments to include certain bonds as cash and cash equivalents instead of short-term investments because their maturities were less than three months at the time of purchase.

As a result, the accompanying condensed consolidated balance sheet for the quarter ended September 30, 2003 has been revised from the amounts previously reported. This revision did not have an impact on the condensed consolidated statement of operations.

A summary of the effects of the revision is as follows (in thousands):

	At September 30, 2003
	As Reported	As Revised
Condensed Consolidated Balance sheet
Cash and cash equivalents	$61,382	$89,222
Short-term investments	275,215	247,375

In addition, certain amounts previously reported in the condensed consolidated statement of cash flows for the periods ended September 30, 2003 and 2002 related to purchases, sales and maturities of short-term investments have been reclassified in connection with this revision and to conform to the current year presentation.

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

4.    Stock Based Compensation Plans

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

(Unaudited)

5.    Allowance for Uncollectible Accounts and Sales Returns

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

7.    Goodwill

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

8.    Other Liabilities

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

9.    Restructuring Liability

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

10.    Earnings Per Share

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

11.    Indemnification and Contingencies

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

Liquidity and Capital Resources

At September 30, 2003, we had $89.2 million in cash and cash equivalents and $247.4 million in short-term investments, for a total of $336.6 million compared to $313.4 million as of June 30, 2003, an increase of $23.2 million mainly provided by operating activities and exercise of stock options.

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

Our investing activities resulted in net cash outflows of $13.0 million and $22.7 million during the three months ended September 30, 2003 and 2002, respectively. Uses of cash during the three months ended September 30, 2003 and 2002, were acquisitions of property and equipment of $2.5 million and $4.3 million, respectively, and purchases of short-term investments of $73.6 million and $88.8 million, respectively. Cash outflows also included a long-term investment of $5.0 million during the three months ended September 30, 2002. The principal source of cash during the three months ended September 30, 2003 and 2002 was maturities of short-term investments of $63.1 million and $72.5 million. Proceeds from the sale of short-term investments of $2.7 million provided cash during the three months ended September 30, 2002.

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

At September 30, 2003 we had $89.2 million in cash and cash equivalents, and $247.4 million in short-term investments. Based on our cash, cash equivalents and short-term investments at September 30, 2003 a 10% change in interest rates would change our annual interest income and cash flows by approximately $530,000.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit Number	Description

3(ii)*	Amended and Restated Bylaws of NetIQ

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Previously filed with Form 10-Q on November 11, 2003

(b)    Reports on Form 8-K

1.	A current report on Form 8-K was filed on September 10, 2003 announcing NetIQ Corporation entering into an Employment Agreement with Charles M. Boesenberg, our chairman, Chief Executive Officer and President.

2.	A current report on Form 8-K was filed on September 25, 2003 announcing the appointment of Michael J. Rose to our Board of Directors, and the resignations of Ching-Fa Hwang and Ying-Hon Wong as directors.

3.	A current report on Form 8-K was furnished on October 2, 2003 announcing our preliminary first quarter revenue for the three months ended September 30, 2003.

4.	A current report on Form 8-K was furnished on October 28, 2003 reporting our financial results as of and for the three months ended September 30, 2003, providing guidance for the three months ending December 31, 2003, and announcing a share repurchase program.

SIGNATURE

Pursuant to the requirements of the Securities Act, NetIQ Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 13th day of February, 2004.

NETIQ CORPORATON

By:	/s/ JAMES A. BARTH
James A. Barth
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)