Form 10-Q
period 2003-12-31
NETIQ CORP
filed 2004-02-13
CIK 1084827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

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

As of January 31, 2004, the Registrant had outstanding 52,279,290 shares of Common Stock.

NETIQ CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2003

PART I    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NetIQ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2003	June 30, 2003(1)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$93,143	$76,095
Short-term investments	245,935	237,281
Accounts receivable, net	33,301	39,016
Prepaid expenses and other	7,012	7,019

Total current assets	379,391	359,411

Property and equipment, net	54,066	58,042
Other intangible assets, net	36,117	56,245
Other assets	1,691	1,797
Long-term investments	1,614	5,714
Goodwill	120,090	272,561

Total assets	$592,969	$753,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,030	$7,224
Accrued compensation and related benefits	12,358	16,667
Other liabilities	11,676	13,124
Deferred revenue, current portion	68,257	55,632
Restructuring liability, current portion	887	2,302

Total current liabilities	100,208	94,949

Deferred revenue, net of current portion	4,327	3,082
Restructuring liability, net of current portion	—	532

Total liabilities	104,535	98,563

Stockholders’ equity:
Common stock-$0.001 par value; 250,000,000 shares authorized, 57,238,060 issued and outstanding at December 31, 2003; 56,540,908 issued and outstanding at June 30, 2003	2,934,065	2,927,470
Deferred employee stock-based compensation	(578)	(861)
Accumulated deficit	(2,445,306)	(2,271,445)
Accumulated other comprehensive income	253	43

Total stockholders’ equity	488,434	655,207

Total liabilities and stockholders’ equity	$592,969	$753,770

(1)	Derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
		(As revised*)		(As revised*)
Software license revenue	$34,012	$56,606	$69,037	$112,588
Service revenue	29,949	23,704	57,780	44,810

Total revenue	63,961	80,310	126,817	157,398

Cost of software license revenue	2,564	2,084	5,353	4,511
Cost of service revenue	7,671	7,168	15,467	13,667
Amortization of purchased technology (*)	5,801	5,737	11,602	11,095

Total cost of revenue	16,036	14,989	32,422	29,273

Gross profit	47,925	65,321	94,395	128,125

Operating expenses:
Sales and marketing	30,869	32,471	58,893	62,489
Research and development	16,465	16,831	32,989	32,959
General and administration	6,391	5,897	13,486	10,847
Amortization of other intangible assets	4,263	4,140	8,526	7,789
Employee stock-based compensation	85	197	186	406
Restructuring charge (credit)	(138)	5,280	(504)	5,280
Impairment of goodwill	—	—	150,842	—
Write-off of acquired in-process research and development	—	1,396	—	1,396

Total operating expenses	57,935	66,212	264,418	121,166

Income (loss) from operations	(10,010)	(891)	(170,023)	6,959

Other income (expenses):
Interest income	1,395	3,253	2,767	7,243
Other income (expenses), net	(542)	742	(605)	502
Impairment of long-term investment	—	—	(4,100)	—

Total other income (expenses), net	853	3,995	(1,938)	7,745

Income (loss) before income taxes and cumulative effect of change in accounting principle	(9,157)	3,104	(171,961)	14,704
Income tax expense	1,090	1,780	1,900	6,270

Income (loss) before cumulative effect of change in accounting principle	(10,247)	1,324	(173,861)	8,434
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(579,338)

Net income (loss)	$(10,247)	$1,324	$(173,861)	$(570,904)

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	192	(31)	530	(43)
Unrealized loss on short-term investments	(295)	(613)	(320)	(401)

Comprehensive income (loss)	$(10,350)	$680	$(173,651)	$(571,348)

Basic earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.18)	$0.03	$(3.07)	$0.17
Cumulative effect of change in accounting principle	—	—	—	(11.34)

Net income (loss) per share	$(0.18)	$0.03	$(3.07)	$(11.17)

Diluted earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.18)	$0.02	$(3.07)	$0.16
Cumulative effect of change in accounting principle	—	—	—	(11.10)

Net income (loss) per share	$(0.18)	$0.02	$(3.07)	$(10.94)

Shares used to compute basic earnings per share	56,870	51,805	56,588	51,110
Shares used to compute diluted earnings per share	56,870	52,763	56,588	52,179

(*)	See Note 5 to Condensed Consolidated Financial Statements.

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(173,861)	$(570,904)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,219	25,080
Amortization of employee stock-based compensation	186	406
Loss on sale of investments and property and equipment	153	416
Impairment of goodwill	150,842	—
Impairment of long-term investment	4,100	—
Tax benefit from disqualifying dispositions	—	3,022
Write-off of acquired in-process research and development	—	1,396
Equity interest in loss of unconsolidated investee	—	251
Cumulative effect of change in accounting principle	—	579,338
Changes in:
Accounts receivable	8,902	(3,325)
Prepaid expenses and other	312	(1,988)
Accounts payable	(473)	1,979
Accrued compensation and related benefits	(4,648)	(1,531)
Other liabilities	(1,132)	(5,079)
Restructuring liability	(1,947)	4,141
Deferred revenue	12,363	2,779

Net cash provided by operating activities	23,016	35,981

Cash flows from investing activities:
Purchases of property and equipment	(4,051)	(6,790)
Proceeds from sales of property and equipment	10	16
Cash used in acquisitions, net of cash acquired	—	(202,800)
Purchases of short-term investments	(101,351)	(87,785)
Proceeds from maturities of short-term investments	91,366	152,900
Proceeds from sales of short-term investments	580	94,341
Purchase of long-term investment	—	(5,000)
Other	(78)	187

Net cash used in investing activities	(13,524)	(54,931)

Cash flows from financing activities:
Repurchase of common stock	(2,054)	—
Proceeds from sale of common stock	8,747	4,899

Net cash provided by financing activities	6,693	4,899

Effect of exchange rate changes on cash	863	362

Net increase (decrease) in cash and cash equivalents	17,048	(13,689)
Cash and cash equivalents, beginning of period	76,095	64,032

Cash and cash equivalents, end of period	$93,143	$50,343

Noncash investing activities:
Issuance of common stock and options in business combination	$—	$37,663
Issuance of treasury stock in business combination	$—	$53,528

Supplemental disclosure of cash flow information:
Cash paid for interest	$32	$34
Cash paid for income taxes	$603	$1,045

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2003 and 2002

(Unaudited)

1.    Basis of Presentation

Interim Financial Information—The accompanying financial statements include the accounts of NetIQ Corporation and its subsidiaries. We have subsidiaries in Canada, Europe, Asia, and South America.

These interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in our opinion are necessary to fairly state our consolidated financial position, the results of operations, and cash flows for the periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results to be expected for the entire fiscal year ending June 30, 2004.

These interim financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Reclassifications—Certain amounts previously reported have been reclassified to conform to the current year presentation, including amounts presented in the statement of cash flows for the six month period ended December 31, 2002 related to purchases, sales, and maturities of short-term investments.

2.    Stock Based Compensation Plans

We account for stock-based compensation for our employee stock plans using the intrinsic value method presented in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Unvested options assumed in acquisitions are accounted for in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25, and the related deferred employee stock-based compensation is amortized ratably over the vesting periods.

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, requires the disclosure of pro forma earnings as if we had adopted the SFAS No. 123 fair value method since our inception. The fair value of stock-based awards to employees is calculated using the Black-Scholes options pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the terms and characteristics of our stock option awards. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2003 and 2002

(Unaudited)

The weighted-average fair values of stock-based compensation to our employees is based on the single option valuation approach. Forfeitures are recognized as they occur and it is assumed no dividends will be declared. The weighted-average fair value calculations are based on the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Estimated life (in years)	4.3	4.0	4.0 - 4.3	4.0
Risk-free interest rate	2.9%	2.6%	2.8 - 2.9%	2.6 - 3.3%
Volatility	62%	75%	62 - 70%	75%

For pro forma purposes, the estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. Our pro forma results are as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Reported net income (loss)	$(10,247)	$1,324	$(173,861)	$(570,904)
Employee stock-based compensation included in reported net loss	85	197	186	406
Employee stock-based compensation determined under the fair value method for all awards, net of income taxes	(15,809)	(21,344)	(32,706)	(34,517)

Pro forma net loss	$(25,971)	$(19,823)	$(206,381)	$(605,015)

Basic earnings (loss) per share:
As reported	$(0.18)	$0.03	$(3.07)	$(11.17)
Pro forma	$(0.46)	$(0.38)	$(3.65)	$(11.84)
Diluted earnings (loss) per share:
As reported	$(0.18)	$0.02	$(3.07)	$(10.94)
Pro forma	$(0.46)	$(0.38)	$(3.65)	$(11.59)

3.    Change in Accounting Principle

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

Upon adoption of SFAS No. 142, we recorded a non-cash transitional impairment charge of $579.3 million to reduce the carrying value of goodwill from previous acquisitions. The charge is reflected as the cumulative effect of a change in accounting principle in the accompanying condensed consolidated statements of operations and comprehensive income (loss). In calculating the impairment charge, the fair values of the reporting units were estimated using the discounted cash flow method supplemented by the market approach. See also Note 6 to Condensed Consolidated Financial Statements.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2003 and 2002

(Unaudited)

4.    Allowance for Uncollectible Accounts and Sales Returns

Accounts receivable are presented net of allowance for uncollectible accounts and sales returns.

Changes in the allowance for uncollectible accounts and sales returns during the six months ended December 31, 2003 are as follows (in thousands):

	Uncollectible Accounts	Sales Returns
Balances, June 30, 2003	$944	$1,101

Increase (decrease) in allowance	(11)	738
Write-offs, net of recoveries	(81)	(814)

Balances, December 31, 2003	$852	$1,025

5.    Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Carrying Amount	Accumulated Amortization	Net
	December 31, 2003
Purchased technology	$83,078	$66,351	$16,727
Customer contracts	24,829	8,756	16,073
Customer lists	42,651	40,742	1,909
Publishing rights	1,262	448	814
Tradenames	3,047	2,543	504
Patents	1,487	1,397	90

	$156,354	$120,237	$36,117

	June 30, 2003
Purchased technology	$83,078	$54,962	$28,116
Customer contracts	24,829	4,618	20,211
Customer lists	42,651	36,840	5,811
Publishing rights	1,262	235	1,027
Tradenames	3,047	2,246	801
Patents	1,487	1,208	279

	$156,354	$100,109	$56,245

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2003 and 2002

(Unaudited)

Estimated future amortization of other intangible assets as of December 31, 2003 is as follows (in thousands):

Fiscal year ending June 30,	Purchased Technology*	Other Intangible Assets
2004 (remaining 6 months)	$7,519	$6,338
2005	7,040	8,487
2006	2,982	3,751

Total	$17,541	$18,576

*	Includes publishing rights

During fiscal 2003, we reclassified the amortization of purchased technology from operating expenses to cost of revenue, with no consequent effect on total revenue, net loss, or earnings per share. The effect of the reclassification on the fiscal 2003 statement of operations is as follows (in thousands):

	Three Months Ended December 31, 2002		Six Months Ended December 31, 2002
	As previously reported	As revised	As previously reported	As revised
Amortization of purchased technology	$—	$5,737	$—	$11,095
Total cost of revenue	$9,252	$14,989	$18,178	$29,273
Gross profit	$71,058	$65,321	$139,220	$128,125
Amortization of other intangible assets	$9,877	$4,140	$18,884	$7,789
Total operating expenses	$71,949	$66,212	$132,261	$121,166

6.    Goodwill

Changes in goodwill during the six months ended December 31, 2003 resulted from an impairment charge based on interim review of goodwill and changes to purchase price allocation for acquired assets.

Revenue during the three months ended September 30, 2003 was significantly lower than we had anticipated. Accordingly, as of September 30, 2003 we reduced our forecasted revenues, operating results and cash flows. This significant change in estimated future results required an interim review of goodwill for impairment. The review resulted in a non-cash impairment charge of $150.8 million during the three months ended September 30, 2003 consistent with the overall decline in our market capitalization.

In calculating the impairment charge, we estimated the fair values of the reporting units using the discounted cash flow method supplemented by the market approach.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2003 and 2002

(Unaudited)

7.    Other Liabilities

Other liabilities consist of (in thousands):

	December 31, 2003	June 30, 2003
Accrued sales and marketing costs	$5,203	$7,547
Sales tax payable	593	879
Facility reserve	462	753
Other	5,418	3,945

Other liabilities	$11,676	$13,124

At December 31, 2003 and June 30, 2003 our facility reserve represented the expected future costs under a lease agreement for unoccupied office space in Portland, Oregon, which expires in December 2006.

8.    Restructuring Liability

During the three months ended December 31, 2002 we recorded a restructuring charge of $5.3 million related to employment redundancies resulting from our acquisition of PentaSafe and resizing of the combined businesses.

Pursuant to the restructuring plan, we terminated the employment of 52 employees. All of these employees had left our employment as of September 30, 2003 with the exception of one employee whose termination was rescinded. The unused balance of $116,000 was credited to the restructuring charge in the statement of operations during the three months ended September 30, 2003 eliminating the remaining liability related to employee severance.

As part of the restructuring plan, we determined that we no longer required certain office space in Houston, Texas and Portland, Oregon and we established an accrual of $4.2 million for facilities consolidation. In July 2003, we subleased a portion of the vacated premises resulting in a $250,000 reduction in the accrual during the three months ended September 30, 2003. In November 2003, we settled part of our obligation under the lease for a facility for less than the amount then unpaid, which resulted in a $138,000 reduction in the accrual during the three months ended December 31, 2003. The amounts accrued for facilities consolidations at December 31, 2003 represent the total remaining liability under the leases, net of estimated sub-lease income.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2003 and 2002

(Unaudited)

The following summarizes the restructuring activity (in thousands):

	Employee Severance and Other Related Benefits	Facilities Consolidations	Total
Restructuring charge (quarter ended December 31, 2002)	$1,060	$4,220	$5,280
Cash payments	(944)	(690)	(1,634)
Reclassification	—	56	56
Write-off of leasehold improvements	—	(868)	(868)

Restructuring liability at June 30, 2003	116	2,718	2,834
Cash payments, net of sub-lease income	—	(563)	(563)
Changes to assumed sublease income	—	(217)	(217)
Adjustment to restructuring charge	(116)	(250)	(366)

Restructuring liability at September 30, 2003	—	1,688	1,688

Cash payments, net of sub-lease income	—	(663)	(663)
Adjustment to restructuring charge	—	(138)	(138)

Restructuring liability at December 31, 2003	$—	$887	$887

9.    Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Weighted average common shares outstanding	57,190	52,044	56,958	51,335
Weighted average common shares outstanding subject to repurchase	(320)	(239)	(370)	(225)

Shares used to compute basic earnings per share	56,870	51,805	56,588	51,110

Weighted average common shares outstanding	57,190	52,044	56,958	51,335
Weighted average common shares outstanding subject to repurchase	(320)	—	(370)	—
Common equivalent shares related to outstanding options and warrants	—	719	—	844

Shares used to compute diluted earnings per share	56,870	52,763	56,588	52,179

During the three and six months ended December 31, 2003 we had securities outstanding which could potentially dilute earnings per share. However, we excluded these securities from the computation of diluted earnings per share because the effect of including them would have been antidilutive. Such outstanding securities consist of the following (in thousands):

	Three Months	Six Months
	Ended December 31, 2003
Outstanding options	16,457	16,457
Common shares outstanding subject to repurchase	320	370

Total	16,777	16,827

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2003 and 2002

(Unaudited)

10.    Indemnification and Contingencies

Indemnification—We enter into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that a NetIQ product infringes a patent, copyright or trademark, misappropriates a trade secret, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments we could be required to make under these indemnification agreements. To date, we have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. We have not recorded any liabilities for these indemnification agreements at December 31, 2003 or June 30, 2003.

At our discretion and in the ordinary course of business, we subcontract the performance of certain services. Accordingly, we enter into standard indemnification agreements with our customers to indemnify them for damage caused by our subcontractors. It is not possible to estimate the maximum potential amount of future payments we could be required to make under these indemnification agreements. In addition, we have insurance policies that enable us to recover a portion of any such claim. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. We have not recorded any liabilities for these indemnification agreements at December 31, 2003 or June 30, 2003.

As permitted under Delaware law, we have agreements indemnifying our executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable. We maintain directors and officers liability insurance designed to enable us to recover a portion of any future amounts paid. We have not recorded any liabilities for these indemnification agreements at December 31, 2003 or June 30, 2003.

Contingencies—In January 2003 BMC Software, Inc. (BMC) filed suit against us in the U.S. District Court for the Southern District of Texas (Court) for patent and trademark infringement. In August 2003 the Court stayed the litigation, pending arbitration. In September 2003 BMC submitted to the American Arbitration Association a statement of claim against us seeking a declaratory judgment that their claims are not subject to arbitration and alleging that it believes that at least AppManager and Operations Manager, a product we presently do not offer and which is licensed to Microsoft, infringe the BMC patent. In October 2003 we submitted our initial answer, denying the claims of infringement asserted by BMC. In November 2003 we filed an amended answer and counterclaim alleging that BMC infringes a valid patent that we own. BMC has denied the allegations in our counterclaim. Each party seeks injunctive relief, compensatory and treble damages, interest, and attorneys’ fees with respect to its claims.

We may also be a potential defendant in lawsuits and claims arising in the ordinary course of business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not reimbursed by insurance or otherwise, will not have a material adverse effect on our financial condition or results of operations.

11.    Major Customer

At December 31, 2003 no single customer represented 10% of our accounts receivable. At June 30, 2003 one customer represented 14% of our accounts receivable.

No single customer accounted for more than 10% of revenue during the three months and six months ended December 31, 2003. Microsoft Corporation accounted for 25% and 29% of total revenue during the three months and six months ended December 31, 2002.

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

Overview

We are a leading provider of systems and security management and web analytics software solutions for assuring, analyzing and optimizing the performance, availability, security, and utilization of our customers’ IT infrastructures. Historically focused on Microsoft Windows applications management, we have become a leading provider of software to test, migrate, administer, monitor, secure and analyze complex, distributed Windows-centric computer systems. Our UNIX and Linux modules address the growing need our customers have to manage heterogeneous environments with cross-platform solutions, and enable them to manage more applications, servers and operating systems with our products. We also provide security management products running on AS/400 as well as UNIX, Linux and Windows systems.

Businesses rely on proper functioning of their networks, operating systems, servers, applications, databases, and hardware. Our solutions address two broad areas that are critical to managing the performance, availability, security and utilization of this complex computing infrastructure:

•	Systems and security management, and

•	Web analytics.

Our financial results for the three and six months ended December 31, 2003 and 2002 were affected by certain significant events that should be considered in comparing these periods.

In August 2003, we received the final $5.0 million license payment in accordance with our license agreement with Microsoft whereby Microsoft received a perpetual, non-exclusive license to our Operations Manager technology and source code. We received a total of $175.0 million in license fees from Microsoft starting in November 2000 and ending in August 2003. Under the terms of the agreement, Microsoft also paid us an additional $5.0 million per year to market joint solutions of the parties, which served to reduce our sales and marketing expenses when such expenses were incurred. The last marketing payment under this agreement was received during the three months ended September 30, 2003. Of the total marketing funds received $1.4 million had not been spent as of December 31, 2003.

Over the last three years we have invested in the development and acquisition of new products to replace the revenues received from Microsoft and to otherwise grow our business. However, we have not yet been able to fully replace the Microsoft revenue stream with revenue from new products and services. Our ability to do so will depend on a variety of factors, including general economic conditions, spending in the IT sector, competition and market acceptance of our new products. In addition, while we were receiving revenue from Microsoft, our operating results benefited from the relatively low cost of revenue and operating expenses associated with the revenue from Microsoft. Our overall gross margins and operating margins have declined as the Microsoft revenue has been phased out, and we do not expect to achieve the same relatively low costs of revenue and operating expenses with respect to any replacement revenue we earn in future periods.

Our mix of license revenue and service revenue has shifted significantly in recent periods, with a much greater percentage of our revenue attributable to service revenue. The change in the mix is attributable in part to the end of revenue under the license agreement with Microsoft and to our increased base of maintenance customers. Although we have achieved greater efficiencies and lowered our costs with respect to provision of services, the higher cost associated with service revenue, as compared to cost of license revenue, has caused our overall gross margins to decline.

In December 2002 we acquired PentaSafe Security Technologies, Inc. and Marshal Software Ltd. for aggregate acquisition costs of $207.7 million in cash and $56.3 million in stock and warrants. The results of operations of the acquired companies have been included in our results of operations since the respective dates of acquisition.

Due to a revenue shortfall in the quarter ended September 30, 2003, we performed an impairment analysis on the fair value of goodwill. We determined that the shortfall related primarily to our acquired and internally developed security products and that future revenue would not meet the forecast then in effect. Accordingly, we recorded a goodwill impairment charge of $150.8 million in September 2003.

We purchased 127,218 shares of our common stock during the three months ended December 31, 2003 for $2.1 million pursuant to a repurchase program approved by our board of directors in October 2003. The program authorizes the repurchase of up to 5% of our outstanding common stock in open market transactions over a one-year period.

Comparison of Three and Six Months Ended December 31, 2003 and 2002

Total Revenue.    Total revenue and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2003	2002		2003	2002
Software license revenue	$34,012	$36,606	(7)%	$64,037	$67,588	(5)%
Software license revenue under Microsoft agreement	—	20,000	(100)%	5,000	45,000	(89)%

Total software license revenue	34,012	56,606	(40)%	69,037	112,588	(39)%
Service revenue	29,949	23,704	26%	57,780	44,810	29%

Total revenue	$63,961	$80,310	(20)%	$126,817	$157,398	(19)%

Total revenue decreased by $16.3 million or 20% and $30.6 million or 19% during the three and six months ended December 31, 2003, compared with the three and six months ended December 31, 2002, respectively. Software license revenue represented 53% and 54% of total revenue for the three and six months ended December 31, 2003 and 70% and 72% of total revenue for the three and six months ended December 31, 2002, with service revenue representing the balance. During the three months ending March 31, 2004, we expect the mix of license and service revenue to remain consistent with the three and six months ended December 31, 2003.

Pursuant to the schedule of payments set forth in the agreement with Microsoft, software license revenue from Microsoft has sequentially declined, with the final $5.0 million payment being made in August 2003.

Software License Revenue.    Total software license revenue decreased by 40% and 39% during the three and six months ended December 31, 2003 compared with the three and six months ended December 31, 2002, primarily due to a $20.0 million and $40.0 million decrease in revenue under the Microsoft agreement during the three and six month periods ended December 31, 2003 compared to prior year periods. Excluding revenue from Microsoft, software license revenue decreased by 7% and 5% during the current three and six month periods respectively. The decrease in non-Microsoft license revenue was substantially due to sales execution problems, a decline in revenue from our acquired and internally developed security products, challenging business conditions, and a sluggish approval cycle for IT.

Service Revenue.    Service revenue increased by $6.2 million or 26% and $13.0 million or 29% during the three and six months ended December 31, 2003 compared with the three and six months ended December 31, 2002. The increase was primarily due to maintenance fees associated with new software licenses, renewals by our existing customers, and increases in revenue from our hosted web analytics service.

Total Cost of Revenue.    Total cost of revenue and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Cost of software license revenue	$2,564	$2,084	$5,353	$4,511
As percentage of license revenue	8%	4%	8%	4%

Cost of service revenue	7,671	7,168	15,467	13,667
As percentage of service revenue	26%	30%	27%	30%

Amortization of purchased technology	5,801	5,737	11,602	11,095

Total cost of revenue	$16,036	$14,989	$32,422	$29,273

As percentage of total revenue	25%	19%	26%	19%

Total cost of revenue increased by $1.0 million and $3.1 million during the three and six months ended December 31, 2003 compared with the three and six months ended December 31, 2002.

Cost of Software License Revenue.    Cost of software license revenue includes personnel costs and costs associated with software packaging, documentation such as user manuals and CDs, and production, as well as royalties and commissions to third parties. Cost of software license revenue as a percentage of related license revenue increased from 4% during the three and six months ended December 31, 2002 to 8% during the three and six months ended December 31, 2003. The percentage increase primarily was due to increases in royalty expense and the decline in revenue from Microsoft, which did not have any costs associated with it. We currently expect cost of software license revenue, during the remainder of fiscal 2004, to remain at approximately the same dollar levels as currently reported due to fixed payments under certain royalty agreements.

Cost of Service Revenue.    Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services, training services, and costs associated with our hosted service. Costs associated with training consist principally of labor and travel expenses as well as training materials. Cost of service revenue as a percentage of related service revenue decreased from 30% during the three and six months ended December 31, 2002 to 26% and 27% during the three and six months ended December 31, 2003, respectively, primarily due to greater efficiencies in providing technical support services and a majority of our customers renewing their maintenance agreements. We expect our cost of service revenue during the three months ending March 31, 2004 to be flat on a dollar basis compared with the three months ended December 31, 2003.

Amortization of Purchased Technology.    Purchased technology consists of developed software capitalized in our acquisitions and is amortized using the straight-line method over the estimated useful life, generally three years. Amortization increased from $5.7 million and $11.1 million during the three and six months ended December 31, 2002 to $5.8 million and $11.6 million during the three and six months ended December 31, 2003. The increase in the amortization was due to additional amounts capitalized in our acquisitions in December 2002. We expect to amortize approximately $5.7 million of purchased technology during the three months ending March 31, 2004, absent further acquisitions or impairments.

Operating Expenses

Sales and Marketing.    Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, and expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows, lead generation activities and proportionately allocated facilities and information technology costs.

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Sales and marketing expenses	$30,869	$32,471	$58,893	$62,489
Percentage change from comparable prior period	(5)%		(6)%
As a percentage of total revenue	48%	40%	46%	40%

Headcount at December 31	520	632	520	632

Sales and marketing expenses decreased by $1.6 million or 5% and $3.6 million or 6% during the three and six months ended December 31, 2003 compared with the corresponding periods a year earlier. The decrease in absolute dollars resulted principally from our lower revenue during the current periods, resulting in lower commissions and bonuses, combined with our implementation of cost savings measures and fewer sales and marketing personnel. The December 2002 headcount includes personnel from our acquisitions of PentaSafe and Marshal. The expense for the period only covers compensation paid to such individuals from the date of acquisition to the end of the period. The employment of certain of such personnel was terminated in the following months. Sales and marketing as a percentage of revenue increased from 40% during the three and six months ended December 31, 2002 to 48% and 46% during the three and six months ended December 31, 2003, respectively, principally as a result of the decline in Microsoft revenue in the current periods, as minimal sales and marketing effort was required for this revenue. During the three months ending March 31, 2004, we expect sales and marketing expenses to increase slightly in absolute dollars as a result of expected increases in variable compensation, and to a lesser extent, increases in quota-carrying personnel.

Research and Development.    Our research and development expenses consist primarily of salaries and other personnel-related costs, consulting fees, depreciation and proportionately allocated facilities and information technology costs. To date, we have expensed all research and development costs as incurred in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, as technological feasibility is established at the same time our software development process is completed.

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Research and development	$16,465	$16,831	$32,989	$32,959
Percentage change from comparable period	(2)%		0%
As a percentage of total revenue	26%	21%	26%	21%

Headcount at December 31	437	493	437	493

Research and development expenses decreased by $366,000 or 2% during the three months ended December 31, 2003 compared with the three months ended December 31, 2002 and remained flat for the six months ended December 31, 2003 compared with the six months ended December 31, 2002. The December 2002 headcount includes personnel from our acquisitions of PentaSafe and Marshal. The expense for the period only covers compensation paid to such individuals from the date of acquisition to the end of the period. The employment of certain of such personnel was terminated in the following months. This decrease in absolute dollars resulted principally from lower variable employee compensation partially offset by the effect of annual compensation increases that took place in November. We anticipate research and development spending to increase during the three months ending March 31, 2004, primarily due to increased compensation related to the effect of a full quarter of annual compensation increases.

General and Administrative.    Our general and administrative expenses consist primarily of personnel costs for finance and administration, as well as directors and officers insurance, compliance with the Sarbanes-Oxley legislation, professional services expenses, such as legal and accounting fees, and proportionately allocated facilities and information technology costs.

General and administrative expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
General and administrative	$6,391	$5,897	$13,486	$10,847
Percentage change from comparable period	8%		24%
As a percentage of total revenue	10%	7%	11%	7%

Headcount at December 31	191	206	191	206

General and administrative expenses increased by $494,000 or 8% and $2.6 million or 24% during the three and six months ended December 31, 2003 compared with the three and six months ended December 31, 2002. The December 2002 headcount includes personnel from our acquisitions of PentaSafe and Marshal. The expense for the period only covers compensation paid to such individuals from the date of acquisition to the end of the period. The employment of certain of such personnel was terminated in the following months. The increase in absolute dollars was primarily due to increased professional fees and additional costs associated with Sarbanes-Oxley legislation compliance. We anticipate general and administrative costs to increase during the three months ending March 31, 2004, primarily due to increased compensation related to annual compensation increases.

Amortization of Other Intangible Assets.    Amortization of other intangible assets includes amortization of customer contracts, customer lists, patents, and tradename intangibles capitalized in our acquisitions. Amortization increased from $4.1 million and $7.8 million during the three and six months ended December 31, 2002 to $4.3 million and $8.5 million during the three and six months ended December 31, 2003. The increase in amortization was due to additional amounts capitalized from acquisitions we completed during December 2002. During the three months ending March 31, 2004 we expect to amortize approximately $4.2 million of other intangible assets, absent further acquisitions or impairments.

Employee Stock-Based Compensation.    Deferred employee stock-based compensation represents the intrinsic value of unvested options assumed in acquisitions and the charges associated with the grant of options at less than fair market value prior to our initial public offering. The deferred amount is being amortized over the vesting periods of the assumed and granted options, generally four years. During the three and six months ended December 31, 2003, we recognized employee stock-based compensation expense of $85,000 and $186,000 as compared with $197,000 and $406,000 during the three and six months ended December 31, 2002. The decrease was due to the reduced number of options vesting in the current quarter. During the three months ending March 31, 2004 we expect to amortize approximately $83,000 of deferred employee stock-based compensation, absent further acquisitions.

Restructuring Charge (Credit).    During the three months ended December 31, 2002, we recorded a restructuring charge of $5.3 million related to a plan to terminate the employment of certain employees and to vacate certain of our facilities in connection with our acquisition of PentaSafe. During the three and six months ended December 31, 2003 we sublet certain facilities, settled a portion of our lease obligation for less than the amount then unpaid, and completed our workforce reduction plan below estimated costs, resulting in a reduction of the liability by $366,000 and $138,000 during the respective periods.

Impairment of Goodwill.    We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on July 1, 2002 and accordingly stopped amortizing goodwill on that date. Upon adoption of SFAS No. 142, we recorded a one-time, non-cash transitional impairment charge of $579.3 million to reduce the carrying value of our goodwill from previous acquisitions. The charge is reflected as the cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations. There was no income tax effect resulting from the change in accounting principle.

Revenue for the three months ended September 30, 2003 was significantly lower than we anticipated. Because a significant portion of our revenues historically have been generated during the last month of each fiscal quarter, the actual drop-off in revenues compared with plan was not evident until the end of the quarter. Accordingly, as of September 30, 2003 we reduced our forecasted future operating profits and cash flows. This significant change in estimated future results required us to perform an interim review of goodwill for impairment, as prescribed by SFAS No. 142. This resulted in a non-cash impairment charge of $150.8 million during the three months ended September 30, 2003 consistent with the overall decline in our market capitalization.

Write-off of Acquired In-Process Research and Development.    During the three months ended December 31, 2002 we expensed $1.4 million relating to in-process technology acquired from PentaSafe. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition. No such charges were recorded during the six months ended December 31, 2003.

Total Other Income (Expenses), Net.    Total other income (expenses), net is primarily composed of interest income on our cash, cash equivalents and short-term investments, foreign exchange losses, and impairment of long-term investment. Interest income during the three and six months ended December 31, 2003 was $1.4 million and $2.8 million compared with $3.3 million and $7.2 million during the three and six months ended December 31, 2002. The decline in the interest income was due to our use of cash in acquisitions during the three months ended December 31, 2002 as well as a continued decline in the yield on our investments. During the three and six months ended December 31, 2003 we recorded other expenses of $542,000 and $605,000 consisting primarily of foreign exchange losses on U.S. dollars held in countries with local functional currencies. During the three months ended September 30, 2003 we recorded a $4.1 million charge related to an impairment of a long-term investment based on management’s assessment that the decline in value was other than temporary. No such charge was recorded in any of the other periods presented.

Income Taxes.    We recorded income tax expense of $1.1 million and $1.9 million during the three and six months ended December 31, 2003 compared with $1.8 million and $6.3 million during the three and six months ended December 31, 2002. The decrease in the income tax expense was due to our net loss during the current year periods while still paying foreign income tax, state franchise tax and federal alternative minimum tax. The expense during the three and six months ended December 31, 2003 consists of alternative minimum and foreign income taxes.

Liquidity and Capital Resources

At December 31, 2003, we held $93.1 million in cash and cash equivalents and $245.9 million in short-term investments, for a total of $339.1 million compared with $313.4 million as of June 30, 2003, an increase of $25.7 million principally resulting from our operating activities and exercise of stock options.

Our operating activities resulted in net cash inflows of $23.0 million and $36.0 million during the six months ended December 31, 2003 and 2002, respectively. Sources of cash during these periods were primarily from net income after adjusting for non-cash charges. During the six months ended December 31, 2003 primary non-cash charges were impairment of goodwill of $150.8 million, depreciation and amortization of $28.2 million, and impairment of long-term investment of $4.1 million. During the six months ended December 31, 2002, the primary non-cash charges were the cumulative effect of change in accounting principle of $579.3 million and depreciation and amortization of $25.0 million. In addition, decreases in assets and increases in liabilities provided cash during the six months ended December 31, 2003 as compared with a use of cash related to increases in assets and decreases in liabilities, net of acquired assets and liabilities, during the six months ended December 31, 2002.

Our investing activities resulted in net cash outflows of $13.5 million and $54.9 million during the six months ended December 31, 2003 and 2002, respectively. Uses of cash during the six months ended December 31, 2003 and 2002, were acquisitions of property and equipment of $4.1 million and $6.8 million, respectively, principally for computer hardware and software and purchases of short-term investments of $101.4 million and $87.8 million, respectively. Cash outflows also included a long-term investment of $5.0 million during the six months ended December 31, 2002 in securities of a privately held security consulting company. The principal sources of cash during the six months ended December 31, 2003 were maturities and sales of short-term investments of $91.4 million and $580,000, respectively. Proceeds from the maturities and sale of short-term investments of $152.9 million and $94.3 million, respectively provided cash during the six months ended December 31, 2002.

During the six months ended December 31, 2003 financing activities used $2.1 million in cash for purchase of common stock. Financing activities generated cash of $8.7 million and $4.9 million during the six months ended December 31, 2003 and 2002, respectively, from the proceeds of the exercise of stock options.

As of December 31, 2003, we had no significant debt other than under operating leases.

Long-term Obligations

The following summarizes our obligations as of December 31, 2003 and the effect we expect such obligations to have on our liquidity and cash flows in future periods (in thousands, including lease payments accrued as part of our goodwill, facility reserve, and restructuring liability):

	Fiscal Year Ending June 30,					Thereafter
	2004(1)	2005	2006	2007	2008
Operating lease payments	$3,717	$5,676	$2,431	$1,341	$661	$239

(1)	Represents remaining 6 months of fiscal year

Assuming there is no significant change in our business, we believe that our cash and cash equivalent balances, short-term investments, and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

Revenue Recognition

We primarily generate revenue from licensing software and providing services. We recognize revenue in accordance with accounting principles generally accepted in the United States of America, as set forth in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and AICPA SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and other related pronouncements. In accordance with these statements, we recognize revenue upon meeting each of the following criteria:

•	Existence of persuasive evidence of an arrangement. Persuasive evidence generally is a purchase order, license agreement or other contract.

•	Delivery of product and authorization keys. Delivery has occurred when the customer is given online access to the software and the authorization keys needed to activate the software are made available to the customer. Alternatively, revenue may be recognized when the physical media kit containing the software is shipped.

•	Fee is fixed or determinable. A fee is deemed to be fixed or determinable when it is not subject to subsequent refund or adjustment.

•	Collection is deemed probable.

•	Vendor-specific objective evidence exists to allocate fees to the undelivered elements of the arrangement.

We recognize software revenue using the residual method. Under the residual method revenue is recognized if vendor-specific objective evidence of fair value (VSOE) exists for all of the undelivered elements in an arrangement and all other revenue recognition criteria are met. VSOE is based on the price generally charged when the element is sold separately. Alternatively, if the element is not sold separately, VSOE is based on the price established by authorized management. In situations where vendor-specific objective evidence of fair value for an undelivered element does not exist, the entire amount of revenue from the arrangement is deferred and recognized when fair value can be established for all undelivered elements or when all elements are delivered and all other revenue recognition criteria are met.

Service revenue includes maintenance revenue, usage and subscription-based revenue from our hosted services offerings, consulting and training services.

We defer license revenue until all of the criteria noted above are met. We defer maintenance revenue and recognize it ratably over the maintenance term, typically one year. We defer advance payments for hosted services and recognize such revenue as earned. We defer consulting and training revenues and recognize them as those services are performed.

We generally recognize revenue from sales made through distributors, resellers, and original equipment manufacturers at the time these partners report that they have sold the software or, alternatively, when we drop-ship the product to the end-user, in each case after all revenue recognition criteria have been met. We recognize revenue from sales made to international master distributors of web analytics products when sold to the master distributor once all revenue recognition criteria have been met. Additionally, we monitor master distributor inventory levels, accounts receivable aging, and the distributor credit history and current credit rating in order to determine that collection is probable. We also maintain an allowance for potential sales returns.

When licenses and services are sold together, we recognize license fees upon shipment, provided that (1) the above criteria have been met, (2) payment of the license fee is not dependent upon the performance of the services, and (3) the services do not provide significant customization of the software and are not essential to the functionality of the software for which a license was sold. For arrangements that do not meet the above criteria, we defer revenue recognition until all of the criteria are met.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. However future events are subject to change and the best estimates and judgments routinely require adjustments therefore actual results could differ from our current estimates. Significant estimates made in the accompanying financial statements are:

•	Allowance for Uncollectible Accounts—We provide an allowance for uncollectible accounts receivable based on our assessment of the collectibility of specific customer accounts and an analysis of the remaining accounts receivable. Changes in the allowance are included as a component of general and administrative expense on the income statement. The allowance for uncollectible accounts was $852,000 at December 31, 2003. If actual collections differ significantly from our estimates, it may result in a decrease or increase in our general and administrative expenses.

•	Allowance for Sales Returns—We provide an allowance for sales returns based on historical trends in product returns. Revenue is recognized net of the provision for sales returns. The allowance for sales returns was $1.0 million at December 31, 2003. If actual returns differ significantly from our estimates, it may result in a decrease or increase in future revenue.

•	Other Intangible Assets—We record intangible assets when we acquire companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Certain identifiable intangible assets such as purchased technology and customer lists are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition and goodwill is capitalized, subject to periodic review for impairment. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Should conditions be different than management’s current assessment, material write-downs of the fair value of intangible assets may be required. We periodically review the estimated remaining useful lives of our other intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization expense or a write-down in future periods. As such, any future write-downs of these assets would adversely affect our gross and operating margins.

•	Goodwill—Under current accounting guidelines adopted on July 1, 2002 we periodically assess goodwill for impairment. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill, as of April 30, or if in the interim impairment indicators are identified with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. Should conditions be different than management’s last assessment, significant write-downs of goodwill may be required. Goodwill as of December 31, 2003 is $120.1 million and any future write-downs of goodwill will adversely affect our operating margin.

•	Facility Reserve—As of December 31, 2001 we determined that one of our facilities in Portland, Oregon would never be occupied and that sublease opportunities were limited. We reserved our obligations through the remaining term of the lease based principally on management’s assessment of market conditions, the time required to sublease, our experience with subleasing, and the remaining lease term. In July 2003, we sublet a portion of the space but receipt of the future sub-lease income is not assured. At December 31, 2003 we had an accrual of $462,000 for expected future costs. If actual future costs, net of any sub-lease income, differ from our estimates, it will result in an increase or decrease in our operating expenses and will affect future operating results.

•	Restructuring Liability—In connection with our acquisition of PentaSafe we resized our business and accrued a restructuring liability associated with costs of employee terminations, vacating facilities and write-off of assets that will no longer be used in operations, based on management estimates. The restructuring charge recorded in December 2002 was $5.3 million. The total remaining liability of $887,000 at December 31, 2003 relates to vacated facilities. If the actual future payments, net of any sub-lease income, differ from our estimates, it may result in an increase or decrease in our restructuring charge, and a significant increase could adversely affect future operating results.

Provision for Income Taxes—The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. If we do not generate sufficient taxable income, the realization of deferred tax assets could be impaired resulting in additional income tax expense. As a result, we record a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are principally the result of the tax benefit of disqualifying dispositions of stock options, which will be credited to equity when realized. We have established a valuation allowance to fully reserve these deferred tax assets due to uncertainty regarding their realization.

Employee Stock Options

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity and most of our employees participate in our option program. During the six months ended December 31, 2003, 78% of the options granted went to employees other than our five most highly compensated executive officers. Options granted under the plans expire no later than 10 years from the grant date and generally vest within four years. We also have an employee stock purchase plan under which employees are entitled to purchase a limited number of shares at 85% of fair market value. See Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2003 for additional information regarding our stock option plans.

We have assumed certain option plans in connection with our acquisitions. Generally, these options were granted under terms similar to the terms of our stock option plans at prices adjusted to reflect the relative exchange ratios in the acquisition.

The following information is presented to reflect the activity, including grants to our highly compensated executive officers (listed officers), and status of our outstanding options to enhance our disclosure of our stock option program and potential stockholder dilution.

Options granted to employees, including officers and non-employee directors, and dilutive effect of options granted are summarized as follows:

	Six Months Ended December 31, 2003	Year Ended June 30,
	2004	2003		2002
Total options granted	6,010,793	2,124,750	(1)	5,611,027 (2)
Less options cancelled	(1,599,014)	(5,821,744	)(3)	(1,659,123)

Net options (cancelled) granted	4,411,779	(3,696,994)		3,951,904

Net (cancellations) grants as a percentage of outstanding shares(4)	7.8%	(6.8)%		7.4%
Grants to top five listed officers(5) as a percentage of total options granted	22.2%	15.3%		31.9%
Grants to top five listed officers as a percentage of outstanding shares(4)	2.4%	0.6%		3.4%
Cumulative options held by top five listed officers as a percentage of total options outstanding(6)	20.9%	19.4%		17.6%

(1)	Excludes 3,848,214 options assumed in connection with acquisition and 2,848,145 options regranted as part of our 2003 tender offer.
(2)	Excludes 1,304,606 options regranted as part of our 2001 tender offer.
(3)	Excludes 2,848,145 options cancelled and regranted in our 2003 tender offer.
(4)	Outstanding shares at the beginning of each fiscal year.
(5)	“Listed Officers” are those defined for proxy statements as our Chief Executive Officer (CEO) and each of the four other most highly compensated executive officers during the respective fiscal years. Listed Officers for the six months ended December 31, 2003 are defined as our CEO and each of the four most highly compensated executives, during fiscal 2003 taking into consideration changes in executive officers since June 30, 2003.
(6)	Outstanding options at the end of each period.

Summary of stock option activity under our plans is as follows:

		Options Outstanding
	Shares Available for Options	Shares	Weighted- Average Exercise Price
Outstanding, June 30, 2002	1,659,509	13,638,049	$31.36
Granted	(2,124,750)	2,124,750	$16.31
Options regranted under tender offer	(2,848,145)	2,848,145	$16.00
Options assumed in acquisitions	—	3,848,214	$11.80
Exercised	—	(1,174,385)	$5.45
Options tendered by employees	5,276,953	(5,276,953)	$34.85
Cancelled	3,392,936	(3,392,936)	$27.95
Expired	(2,175,940)	—	—
Additional shares reserved	2,529,235	—	—

Outstanding, June 30, 2003	5,709,798	12,614,884	$21.26
Granted	(6,010,793)	6,010,793	$13.70
Exercised	—	(569,553)	$10.06
Cancelled	1,599,014	(1,599,014)	$22.72
Expired	(474,069)	—	—
Additional shares reserved	2,600,000	—	—

Outstanding, December 31, 2003	3,423,950	16,457,110	$18.75

Summary of outstanding in-the-money and out-of-the-money options as of December 31, 2003 is as follows:

	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-Money	1,120,397	$7.66	1,613,719	$11.61	2,734,116	$9.99
Out-of-the-Money(1)	5,144,971	$26.09	8,578,023	$17.13	13,722,994	$20.49

Total Options Outstanding	6,265,368	$22.79	10,191,742	$16.26	16,457,110	$18.75

(1)	Out-of-the-money options have an exercise price equal to or above the closing price of $13.25 at December 31, 2003.

Options granted to top five listed officers during the six months ended December 31, 2003 are as follows:

Name	Number of Securities Underlying Option Granted	Percentage of Total Options Granted to Employees(1)	Exercise Price Per Share	Expiration Date		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
						5%	10%
Charles M. Boesenberg (CEO)	1,000,200	16.6%	$13.95 - $14.08	9/8/2010	(2)	$5,715,114	$13,318,554
Marc Andrews	50,200	0.8%	$13.95 - $14.08	9/8/2010	(2)	$284,731	$663,449
Mark P. Marron	125,200	2.1%	$13.95	9/8/2010	(2)	$710,652	$1,656,029
James A. Barth	80,200	1.3%	$13.95	9/8/2010	(2)	$455,095	$1,060,472
Holly Files	80,200	1.3%	$13.95	9/8/2010	(2)	$455,095	$1,060,472

Total	1,336,000	22.2%

(1)	Based on a total of 6,010,793 options granted to employees during the six months ended December 31, 2003.
(2)	200 options expiring by September 8, 2008.

Option exercises during the six months ended December 31, 2003 and remaining option holdings for top five listed officers as of December 31, 2003 are as follows:

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Dec. 31, 2003		Value of Unexercised In-the-Money Options at Dec. 31, 2003(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Charles M. Boesenberg (CEO)	—	$—	1,050,198	1,450,002	$—	$—
Marc Andrews	—	$—	23,723	101,477	$—	$—
Mark P. Marron	—	$—	90,825	209,375	$—	$—
James A. Barth	—	$—	217,977	140,000	$245,552	$—
Holly Files	—	$—	32,075	123,125	$—	$—

(1)	Option values based on stock price of $13.25 at December 31, 2003.

The following table summarizes common stock subject to future issuance under our equity compensation plans as of December 31, 2003:

	Stock to be issued upon exercise of outstanding options(1)	Weighted-average exercise price	Stock remaining available for future issuance under equity compensation plans
Plans approved by stockholders(2)	10,648,762	$20.16	3,042,417	(3)
Plans not approved by stockholders(4)	4,013,915	$17.81	381,533

Total	14,662,677		3,423,950

(1)	Does not include an aggregate of 1,794,433 shares of common stock to be issued upon exercise of options assumed in connection with our acquisitions. No additional awards will be granted under these plans.
(2)	Includes the 1995 Stock Plan and the 1999 Employee Stock Purchase Plan (Purchase Plan).
(3)	Does not include 2,476,421 shares of common stock reserved for issuance pursuant to the Purchase Plan.
(4)	Includes the 2002 Stock Plan, the Amended and Restated 1998 Stock Incentive Compensation Plan, including the Approved UK Sub Plan, and the Mission Critical Software, Inc. 1997 Stock Plan.

Factors That May Affect Future Operating Results

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem less significant also may impair our business operations. The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating results.

We may not be able to achieve or sustain the revenue growth rates we have previously experienced.

We have not sustained the sequential quarterly revenue growth we experienced through the quarters ended December 31, 2002, which was attributable in substantial part to license payments made to us under our agreement with Microsoft to license our Operations Manager technology, which was entered into in September 2000. The agreement provided for a total license of $175.0 million to be paid in installments over roughly a three year period. The size of the installment payments made under the agreement decreased starting in the second quarter of fiscal 2003 and the final payment was made by Microsoft in August 2003. To date we have not fully replaced this revenue with revenue from our existing business. We have experienced sequential decreases in license revenue for the last four quarters.

To increase our revenue we must continue to enhance our existing products and services and develop new products, services and multiple-product solutions to address the increasingly sophisticated and varied needs of our existing and prospective customers. The development of new products, services, solutions, and enhancement of existing products and services, entail significant technical and business risks and require substantial lead-time and significant investments in product development and sales. The market for some of our products is in the early stage of development, and we are recent entrants to other markets and face competition from established competitors. Demand and market acceptance for recently introduced products and new market entrants are subject to high levels of uncertainty and risk. Furthermore, new products can quickly render obsolete products that were formerly in high demand, which may include products that currently provide us with significant revenue.

We expect our revenue to fluctuate for a number of reasons, and therefore it is difficult to predict our future operating results.

Our revenue and operating results have varied substantially from quarter to quarter in the past and are likely to vary significantly in the future. These fluctuations are due to a number of factors, many of which are outside of our control, including:

•	general economic conditions and the discretionary nature of our customers’ purchasing practices, IT budgets and budget cycles;

•	the timing of new product introductions or enhancements by us, our competitors and our platform vendors, which may result in purchase deferrals by our customers in anticipation of new products;

•	competitive conditions in our industry, including new products, product announcements and special pricing offered by our competitors;

•	our ability to introduce new products and enhancements and the timing of their release;

•	our ability to complete specific sales transactions in a given quarter or fiscal year;

•	fluctuation in the number and size of orders in a quarter;

•	our ability to recognize revenues from the fees we charge to our customers; and

•	unexpected expenses relating to past or future acquisitions and managing our growth.

We have experienced seasonality in our license bookings, with the second and fourth quarter of our fiscal year typically having the largest volume in new license bookings. We believe that this seasonality results from the budgeting, procurement and work cycles of our customers, and from the structure of our direct sales incentive and compensation program. We expect this seasonality to continue in the future.

In addition, the risk of quarterly fluctuations relative to our expectations is increased by the fact that a significant portion of our revenues has historically been generated during the last month of each fiscal quarter, with a substantial portion of that occurring in the last week and on the last day of the fiscal quarter. Our reliance on a large portion of revenue occurring at the end of the quarter results in uncertainty relating to quarterly revenues, and our forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. We may not learn of shortfalls in revenue or earnings until late in a particular quarter, leaving us unable to proportionately reduce operating expenses for that quarter. These factors increase the chances that our results could diverge from the expectations of investors and securities analysts.

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

Our investments in products and companies, including through internal development and acquisition, present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of the investment.

We have made substantial investments in developing and acquiring new products, services and technologies, and have made investments in and acquisitions of other companies. We intend to continue to make investments in products, services and technologies, and may in the future acquire or make investments in companies we perceive to be complementary or to have synergies with our business. The risks we may encounter in connection with such investments include:

•	the investment may not further our business strategy, we may pay more than the investment proves to be worth, the technology may not be feasible or may fail to be popular with customers, or economic conditions may change, all of which may diminish the value of the investment to us;

•	we may fail to anticipate new technology development, customer requirements or industry standards, or may be unable to develop or purchase new products, services and technologies that adequately address these developments, requirements or standards in a timely manner;

•	we may have difficulty integrating the investment with our business, marketing and sales strategies;

•	we may have difficulty integrating any acquired technologies, operations or personnel, into our existing business and product lines; and

•	our ongoing business may be disrupted by transition or integration issues arising from the investment.

The failure of our investments to produce anticipated benefits may also adversely affect our operating results, as a consequence of amortization of purchased technology and other intangible assets, other acquisition or investment related charges, and impairment charges associated with goodwill. During fiscal 2002 and 2001, we amortized $751.8 million and $535.8 million of goodwill related to our acquisitions and in accordance with SFAS No. 142 had no goodwill amortization in fiscal 2003. We may be required to record charges for impairment if a product or technology is discontinued, if we pay more than an investment is worth, or if an investment subsequently declines in value. Upon adoption of SFAS No. 142, on July 1, 2002, we recorded an impairment charge of $579.3 million and have subsequently recorded impairment charges of $330.5 million on April 30, 2003, and $150.8 million on September 30, 2003. These impairment charges are attributable to our revised forecasts for future operating profits and cash flows from out investments, and reflect the decline in our market capitalization. If in future periods we discontinue additional products, or determine that our remaining goodwill pertaining to acquisitions has become further impaired or that our investments have further declined in value, we will be required to record additional charges.

The consideration paid in connection with an investment or acquisition also affects our immediate operating results and financial condition. To the extent we issue shares of stock or other rights to purchase stock, such as options, the stock holdings of existing stockholders will be diluted and earnings per share may decrease. To the extent we pay cash for future investments or acquisitions our cash reserves will be further reduced.

We expect to face increasing competition in the future, which could result in loss of market share, decreased prices, reduced gross margins and diminished profits.

The market for systems and security management software solutions and our web analytics software solutions is intensely competitive, and we expect competition to increase in the future. While there are few substantial barriers to entry at the low end, we expect to see increasing consolidation in the software industry, including among our competitors, which could increase the resources available to our competitors and the scope of their product offerings. Our competitors and potential competitors may have more name and brand recognition, develop more advanced technology, undertake more extensive sales and marketing campaigns, adopt more aggressive pricing policies and sales terms, and be able to leverage more extensive financial, customer and partner resources.

Our principal competitors, include:

•	customers’ internal information technology departments that develop or integrate systems management, security management, or web analytics tools for their particular needs;

•	providers of network and systems management framework products, such as Computer Associates International, Inc., Hewlett-Packard Company, and International Business Machines Corporation;

•	providers of performance and availability management solutions, such as Microsoft Corporation, BMC Software, Inc., Concord Communications, Inc., and Veritas Software Corporation;

•	vendors of computers, operating systems, or networking hardware, such as Microsoft Corporation, Sun Microsystems, Inc., Cisco Systems, and others that bundle systems or security management solutions with their products;

•	application vendors who bundle management solutions with their products, such as Oracle Corporation and SAP AG;

•	providers of security management solutions, such as BindView Corporation, Computer Associates International, Inc., International Business Machines Corporation, Internet Security Systems, Inc., Network Associates Technology, Inc., Symantec Corporation, netForensics Inc., ArcSight, and Intellitactics;

•	providers of administration products, such as BindView Corporation and Quest Software, Inc.;

•	providers of content security solutions, such as Clearswift Limited, Tumbleweed Communications Corp., Trend Micro, Inc., Postini Corporation, Brightmail, Inc., SurfControl plc, and Websense, Inc.;

•	providers of web analytics solutions, such as Coremetrics, Inc., Omniture Inc., WebSideStory, Inc., DoubleClick Inc., Sane Solutions, LLC, RedSheriff, Fireclick, Inc., International Business Machines Corporation, Datanautics, Inc., and SPSS Inc.;

•	providers of online marketing reporting tools and services, such as Go Toast, LLC, aQuantive, Inc., DoubleClick Inc., and OneStat.com;

•	web management service providers and vendors, such as consulting firms, web design firms, Internet audit firms, site management vendors, Internet service providers and independent software vendors.

We also expect future product consolidation to be an important competitive factor, and that competitors may bundle their products with products similar to ours, or incorporate functionality into existing products that could render certain of our products unmarketable or obsolete. For instance, Microsoft is a competitor for certain of our products and has an established business practice of adding functionality to new versions of Windows in ways that can impair the success of formerly complementary products. Customer perception of this pattern could also adversely affect or delay sales of our products.

In addition, our ability to sell our products depends, in part, on the compatibility of our products with other third-party products, such as operating systems and messaging, Internet and database applications. Some of these third-party software developers may change their products so that they compete with our products or are no longer compatible with our products. In particular, our business continues to be largely focused on the Microsoft Windows environment and Microsoft has typically provided to us pre-release notification of feature enhancements to its products and necessary development tools and information. If Microsoft stops this practice, we may be unable to coordinate our product offerings with Microsoft or to otherwise capitalize on new Microsoft product releases and feature enhancements.

Our inability to rapidly respond to changes in our revenue and to adopt appropriate expense controls may result in our inability to grow our operating profit.

As a consequence of our acquisitions and in response to the changing business environment, during fiscal 2003 we adopted a number of measures to better align our expenses with anticipated revenues, including various reductions in force and the closure of certain facilities. In addition, on July 1, 2003, we re-aligned our sales force from a territory orientation to a named account orientation to better focus on our existing customer base, and we realigned our products into solution sets. The focus on specific customers and product solution sets, together with our recent implementation of a value-based sales approach, was intended to enable us to meet customer needs more quickly and achieve more cost-effective sales operations. However, these measures have not been wholly successful. We believe that the disruption caused by our sales realignment, among other factors, resulted in our failure to meet our revenue target for the three months ended September 30, 2003.

We base our operating expenses on our expectations regarding future revenues. However, because most of our revenue is generated at the end of the quarter, we may not learn of shortfalls in revenue or earnings until late in a particular quarter, leaving us unable to proportionately reduce operating expenses for that quarter. As a consequence, we may experience a shortfall in our operating profit or earnings or otherwise fail to meet public market expectations.

In April 2003, we announced a reduction in force designed to reduce operating costs by combining our systems and security business units and streamlining our organizational structure. As a result, we terminated the employment of 108 employees, including four senior executives, substantially all of whom left our employment by June 30, 2003.

To the extent we engage in these and other organizational or operational changes in the future, we may incur additional costs and expenses and suffer lost revenue. These measures, and any future steps we may adopt, may result in distraction of management, operational disruption or negative impact on customer service and satisfaction. Similarly, other organizational or operational changes in the future may not result in the intended operational improvements and cost reductions, and may adversely affect our business and financial condition.

We have a history of losses and may experience losses in the future.

Since our inception, we have incurred significant net losses. During fiscal 2003, 2002 and 2001, we reported net losses of $908.7 million, $730.5 million and $523.8 million, respectively, and during the first quarter of fiscal 2004 we reported a net loss of $163.6 million. During the second quarter of fiscal 2004 we reported a net loss of $10.2 million. These losses principally resulted from amortization and impairment of goodwill, amortization of purchased technology and other intangible assets, and other acquisition related charges.

We expect to incur a net loss in fiscal 2004. To the extent we have any unexpected expenses or do not achieve our revenue targets, it could result in an increase in our net loss, which may in turn adversely affect our stock price.

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

Detection of any significant errors may result in, among other things, lost or delayed market acceptance and sales of our products, diversion of development resources, injury to our reputation, and increased service and warranty costs. Errors in our software also may result in expensive and time-consuming litigation, and the potential award of substantial damages. While our software license agreements typically contain limitations and disclaimers that purport to limit our liability for damages resulting from errors in our software, there is no assurance that such limitations and disclaimers will be enforced by a court or other tribunal or will otherwise effectively protect us from such claims. This is particularly true with respect to those of our products licensed under “shrink wrap” or “clickwrap” license agreements that are not signed by licensees, but also may apply to negotiated license agreements. We presently carry errors and omissions insurance against such claims, but there is no assurance that such insurance coverage will be adequate to cover any losses as a result of bugs or errors or will be available in the future on commercially reasonable terms.

Our business requires the creation of technology and the effective protection and enforcement of our intellectual property rights in that technology.

Our success is heavily dependent on our ability to create proprietary technology and to protect and enforce our intellectual property rights in that technology, as well as our ability to defend against adverse claims of third parties with respect to our technology and intellectual property. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights in our products and services. These laws and procedures provide only limited protection. We presently have 17 issued or allowed patents in the United States, 22 pending patent applications in the United States, 5 issued or allowed foreign patents, and 22 pending patent applications in certain foreign jurisdictions. However, these patents may not provide sufficiently broad protection or they may not be enforceable in actions against alleged infringers. In addition, despite precautions that we take, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our current or future products or to independently develop similar or superior technology or design around the patents we own. Policing unauthorized use and transfer of our software is difficult and software piracy can be expected to be a persistent problem. In licensing our products, other than in enterprise license transactions, we typically rely on “shrink wrap” or “clickwrap” licenses that are not signed by licensees. Such licenses may be unenforceable, in whole or in part, under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our intellectual property rights to as great an extent as do the laws of the United States. It may be necessary to enforce our intellectual property rights through the process of litigation, arbitration or other adversarial proceedings. Such proceedings would be costly and potentially distracting to management, and there is no assurance that we would be successful in such proceeding.

Third parties could assert that our products infringe their intellectual property rights.

Third parties may claim that our current or future products infringe their intellectual property rights, and these claims, whether they have merit or not, could harm our business by increasing our costs, reducing our revenue or by creating customer concerns that result in reduced sales. This is particularly true in the patent area, as an increasing number of U.S. patents covering computer software have been issued during the past few years. Patent owners may claim that one or more of our products infringes a patent held by the claimant. For example, in January 2003, one of our competitors, BMC Software, Inc., initiated a lawsuit alleging that one or more of our products infringed a BMC patent. These claims now have been submitted to arbitration. Although we believe these claims to be without merit, claims such as these could affect our relationships with existing customers and may discourage future customers from purchasing our products. The intensely competitive nature of our industry and the importance of technology to our competitors’ businesses may enhance the likelihood of being subject to third-party claims of this nature. Any such claims, even if without merit, could be time consuming, result in potentially significant litigation costs or damages, cause product shipment delays and require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on commercially favorable terms or at all. Such claims could also force us either to stop selling, incorporating or using products or services that incorporate the challenged intellectual property or to redesign those products or services that incorporate such technology. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry grows, the functionality of products in different industry segments overlaps, and the number of issued software patents increases.

We face challenges in the retention of key management, technical and sales personnel.

We depend on certain key management, technical and sales personnel and on our ability to attract and retain highly qualified personnel. Given recent competitive pressures, we anticipate that our ability to retain key personnel will become more difficult should the economy improve and make more positions available, thus enhancing employee mobility. As well, our ability to attract and retain personnel may be made more difficult by anticipated changes in the accounting treatment of stock-based compensation, which may limit our ability to use broad-based stock option grants as a means to attract and retain qualified personnel.

Our success will depend to a significant extent on our ability to retain the services of our key personnel. We do not have employment contracts for a defined term with our employees, including our key personnel. If we lose the services of one or more of our key personnel, including if one or more of our key employees decided to join a competitor or otherwise compete directly or indirectly with us, this could harm our business and affect our ability to successfully implement our business objectives.

Failure to improve our business processes and infrastructure, and satisfactorily implement new information and fulfillment systems, may adversely affect our business.

Our prior growth, including through acquisitions, as well as recent business and regulatory requirements, has resulted in new and increased responsibilities for our management personnel; a need to upgrade our operational, financial, and management information systems; and the need to develop and implement cost-effective systems, standards, controls, procedures and policies, including documentation of the internal controls procedures required by Section 404 of the Sarbanes Oxley Act of 2002. In particular, we have been required to improve our accounting and financial reporting systems in order to accommodate our growth on a global basis and to meet the requirements of a changing regulatory environment. To meet these challenges we implemented a new customer relationship management system in fiscal 2002, and are continuing the process of modifying and refining it to better meet our needs. We also implemented a new enterprise resource planning system, including an accounting and financial bookkeeping system for tracking and reporting our financial information, during the December 2002 quarter and are in the process of modifying and refining it to better meet our needs. Most recently, we have implemented eServices technology that provides self-service support capabilities to our customers. While we believe that these systems will enable us to operate more efficiently and will enhance our ability to provide timely and accurate reporting, the failure, poor performance or errors of any of these systems, especially during the high-volume end-of-quarter time periods, could impact our ability to sell and deliver our products which could in turn materially and adversely impact our business, including our ability to meet our revenue and expense targets.

We rely on our network and data center infrastructure for internal communications, communications with customers and partners, direct sales of our software products, sales lead generation and direct provision of fee-based services. That infrastructure and our other facilities are vulnerable to damage from human error, physical or electronic security breaches, power loss and other utility failures, fire, earthquake, flood, sabotage, vandalism and similar events. In addition , continued attempts to exploit security vulnerabilities in infrastructure products pose a threat to the stability of our IT infrastructure. Despite precautions, a natural disaster or other incident could result in interruptions in our service or significant damage, and affect our provision of services and fulfillment of product orders, our ability to process product orders and invoices, and our ability otherwise timely conduct our business operations.

Our international sales and operations subject us to additional risks that can adversely affect our operating results.

We derive a substantial and increasing portion of our revenues from customers outside the United States and are continuing to expand our international operations. We have development, support, and administrative services operations in Auckland, New Zealand and Galway, Ireland and maintain offices in Japan and the United Kingdom, as well as a number of other foreign locations, to provide sales and sales support. Our international operations are subject to a variety of risks, including:

•	the overlap of different tax regimes;

•	the difficulty of managing and staffing foreign offices;

•	differing regulatory and legal requirements and employment schemes, including with respect to separation and redundancies, and our ability to identify and timely comply with such requirements and schemes;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	fluctuations in currency exchange rates and difficulties in transferring funds from certain countries;

•	the need to localize and internationalize our products and licensing programs;

•	significant reliance on our distributors and other resellers who do not offer our products exclusively;

•	import and export licensing requirements, including export controls on encryption technology;

•	political and economic instability in some countries;

•	seasonal reductions in business activity during the summer months in Europe and certain other regions;

•	reduced protection for intellectual property rights in some countries; and

•	increased travel and infrastructure costs associated with multiple international locations.

To date, a substantial portion of our sales have been denominated in U.S. dollars, and we have not used risk management techniques or “hedged” the risks associated with fluctuations in foreign currency exchange rates. In the second quarter of fiscal 2004 we recorded an expense of approximately $502,000 consisting primarily of foreign exchange losses on US dollars and other foreign currency receivables held in countries with local functional currencies, in particular euros. In the future, if we do not engage in hedging transactions, our results of operations could be subject to further losses from fluctuations in foreign currency exchange rates to the extent our sales are denominated in foreign currencies and the dollar declines in value relative to such currencies.

Our global operations also subject us to laws relating to the use and transfer of personally identifiable information about our customers, employees and other individuals, especially outside of the United States. Violation of these laws, which in many cases apply not only to third-party transfers, but also to transfers of information between our subsidiaries and ourselves, and between and among ourselves, our subsidiaries and our commercial partners, could subject us to significant penalties and negative publicity.

We are increasingly relying on indirect distribution channels to generate revenue.

To further increase our revenues, we have increased our reliance on indirect distribution channels as a means of growing product sales and are intensifying our emphasis on international sales made through such channels. These relationships, both domestically and internationally, are typically non-exclusive and can be terminated upon short notice. This strategy presents a number of risks and uncertainties including:

•	the ability of resellers or integrators to cease marketing or integrating our products with little or no notice;

•	the ability of our resellers or integrators to market or use competitive products or services from third parties and to promote such third-party products or services in preference to ours;

•	the effectiveness of our resellers and integrators in marketing our products;

•	the difficulty in attracting and replacing high quality resellers and integrators;

•	the potential of conflicts between our direct and indirect sales channels resulting in lost sales and customer confusion or dissatisfaction; and

•	risk associated with accurately reporting revenue.

We have recently experienced several changes in our senior management team.

We have recently undergone significant changes in senior management. On January 7, 2004 we announced the promotion of Marc Andrews to Senior Vice President and General Manager of our Systems and Security Management business unit. On October 28, 2003 we announced the appointment of Gregory L. Drew, Senior Vice President Sales and Marketing, to General Manager of our Web Analytics business unit, replacing Daniel J. Meub, who is retiring. Thomas R. Kemp, Senior Vice President Corporate Strategy and Development, resigned on December 22, 2003, and was replaced by David J. Ehrlich, who was promoted to Senior Vice President Corporate Strategy and Development on January 7, 2004. Steven M. Kahan, Senior Vice President Marketing, resigned on December 12, 2003, and was replaced by Olivier Thierry, who was promoted to Senior Vice President, Worldwide Marketing and Alliances on January 7, 2004. Our success will depend to a certain extent on our ability to assimilate these changes in our leadership team.

We incorporate software licensed from third parties into some of our products and any significant interruption in the availability of these third-party software products or defects in these products could reduce the demand for, or prevent the sale or use of, our products.

Certain of our software products contain components developed and maintained by commercial third-party software vendors or available through the “open source” software community. We also expect that we may incorporate software from commercial third-party vendors and open source software in our future products. Software obtained from commercial third-party vendors is typically licensed for a specific term, with no guaranty of renewal. Our business would be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our software to function with alternate third-party software or open source software, or develop these components ourselves, which would result in increased costs and could result in delays in our software shipments. Furthermore, we might be forced to limit the features available in our current or future software offerings. We presently are developing products for use on the Linux platform. The SCO Group (SCO) has filed and threatened to file lawsuits against companies that operate Linux for commercial purposes, alleging that such use of Linux infringes SCO’s intellectual property rights. The threat of such litigation and the cost of the licensing scheme presently proposed by SCO may adversely affect the demand for the Linux platform and, consequently, the sales of our Linux-based products.

Changes in accounting regulations could negatively affect market perception of our results and the way we do business.

The accounting rules applicable to our business have undergone significant changes in recent years, and future changes in accounting regulations and related interpretations and policies, particularly those related to expensing of employee stock options, could cause us to account for our business in ways that may adversely affect our operating results and investor perception of those results. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, currently we apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock–based compensation. Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. A change in accounting rules that would require us to change the way we account for such options to include a deferred compensation liability on our balance sheet and to include the deemed expense associated with such options in our statement of operations may if adopted, reduce our operating income or increase operating losses as a result of these non-cash expenses. In such an event, investor perception of our results of operations may be adversely affected and our stock price may fall.

Changes in our market may affect our operating results by changing the manner in which we are required to account for sales.

There have been various changes in the enterprise software market that may affect the manner in which we do business. We currently sell most of our software licenses on a “perpetual” basis, which enables us to recognize the majority of revenue received in connection with the sale promptly upon consummation of the sale. However, certain software vendors are moving towards a subscription-based model in which periodic fees are charged for use of the software. If customers increasingly demand that we sell licenses to our software on a subscription basis, or otherwise charge a periodic fee for its use, it will delay our recognition of revenue for that sale and will decrease the revenues attributable to such sales during the reporting period in which the sale is made (although the deferred revenue will be recognized in subsequent periods). If substantial portions of our license sales are converted to a subscription basis, this could materially affect our revenues during the initial quarters in which the change is implemented.

We have various mechanisms in place that may discourage takeover attempts.

Certain provisions of our certificate of incorporation and bylaws and certain provisions of Delaware law could delay or make difficult a change in control that a stockholder may consider favorable. Our certificate of incorporation allows our Board of Directors to designate and issue one or more series of preferred stock that may have rights preferences and privileges superior to our common stock without any action by our stockholders. Our bylaws limit the ability of a stockholder to call a special meeting. We have a classified Board of Directors, with staggered, three-year terms, that may lengthen the time required to gain control of the Board of Directors. In addition, certain of our officers are parties to a Change of Control Agreement or other agreements with us, that provide for the acceleration of stock option vesting and the payment of certain compensation in the event such officer’s employment is terminated within a specified period after a change of control. In addition, our 1995 and 2002 Stock Plans provide for acceleration of stock option vesting in the event an employee’s employment is terminated within a specified period after a change of control. Any of these provisions could dissuade a potential acquirer from seeking to acquire control of NetIQ, which in turn could result in our stockholders not being able to participate in premiums that may otherwise have been offered in a potential acquisition.

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

Our business is transacted principally in U.S. dollars. During the six months ended December 31, 2003, 18% of the total amount of our invoices was in currencies other than the U.S. dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Belgium, Canada, Denmark, France, Germany, Italy, Japan, New Zealand, Singapore, South Korea, Spain, Sweden, Switzerland, and the United Kingdom. We believe that a natural hedge exists in some local currencies, as local currency denominated revenue offsets some of the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of December 31, 2003, we had no hedging contracts outstanding.

At December 31, 2003 we had $98.8 million in cash and cash equivalents and $240.3 million in short-term investments. Based on our cash, cash equivalents and short-term investments at December 31, 2003 a 10% change in interest rates would change our annual interest income and cash flows by approximately $521,000.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have a disclosure committee composed of key individuals from a variety of disciplines within our company who are involved in the disclosure and reporting process. The committee meets regularly to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In January 2003 BMC Software, Inc. (BMC) filed suit against us in the U.S. District Court for the Southern District of Texas (Court) for patent and trademark infringement. In August 2003 the Court ordered the litigation stayed, pending arbitration. In September 2003 BMC submitted to the American Arbitration Association a statement of claim seeking a declaratory judgment that BMC’s claims are not subject to arbitration and alleging that it believes that at least AppManager and Operations Manager, a product we presently do not offer and which is licensed to Microsoft, infringe the BMC patent. In October 2003 we submitted our initial answer, denying the claims of infringement asserted by BMC. In November 2003 we filed an amended answer and counterclaim alleging that BMC infringes a valid patent that we own. BMC has denied the allegations in our counterclaim. Each party seeks injunctive relief, compensatory and treble damages, interest, and attorneys’ fees with respect to its claims.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on November 20, 2003. The following matters were submitted to a vote of the stockholders:

1.	Election of three Class II directors to serve a three-year term expiring at the 2006 Annual Meeting of Stockholders or until such director’s successor is elected, and election of one Class III director to serve a one-year term expiring at the 2004 Annual Meeting of Stockholders or until such director’s successor is elected:

		VOTES
	Director Class	For	Against	Withheld	Abstentions	Broker Non-Votes
David J. Barram	II	48,439,742	—	1,653,512	—	N/A
Michael J. Maples	II	48,863,305	—	1,229,949	—	N/A
Michael J. Rose	II	49,795,642	—	297,612	—	N/A
Maureen F. McNichols	III	49,512,115	—	581,139	—	N/A

Each of the above directors was re-elected at the Annual Meeting.

The following directors’ terms of office as a director continued after the meeting:

Term Expires
Charles M. Boesenberg	2005
Alan W. Kaufman	2005
Elijahu Shapira	2005
Michael E. Lehman	2004

2.	Ratification of the appointment of Deloitte & Touche LLP as our independent public accountants for the fiscal year ending June 30, 2004:

VOTES
For	Against	Withheld	Abstentions	Broker Non-Votes
49,451,543	594,613	—	47,098	N/A

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit Number	Description
10.22	Employment Agreement, dated September 8, 2003 by and between NetIQ and Charles Boesenberg (amended)

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

1.	A current report on Form 8-K was furnished on January 27, 2004 reporting our financial results as of and for the three and six months ended December 31, 2003 and providing guidance for the three months ending March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, NetIQ Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 13th day of February, 2004.

NETIQ CORPORATION

By:	/s/ JAMES A. BARTH
James A. Barth Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)