Form 10-Q
period 2004-03-31
NETIQ CORP
filed 2004-05-06
CIK 1084827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

As of April 30, 2004, the Registrant had outstanding 57,039,023 shares of Common Stock.

NETIQ CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NetIQ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2004	June 30, 2003(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,852	$76,095
Short-term investments	235,959	237,281
Accounts receivable, net	28,366	39,016
Prepaid expenses and other	5,938	7,019

Total current assets	356,115	359,411

Property and equipment, net	51,673	58,042
Other intangible assets, net	41,396	56,245
Other assets	1,659	1,797
Long-term investments	1,614	5,714
Goodwill	120,090	272,561

Total assets	$572,547	$753,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,884	$7,224
Accrued compensation and related benefits	13,818	16,667
Other liabilities	11,952	13,124
Deferred revenue, current portion	63,948	55,632
Restructuring liability, current portion	581	2,302

Total current liabilities	97,183	94,949

Deferred revenue, net of current portion	4,112	3,082
Restructuring liability, net of current portion	—	532

Total liabilities	101,295	98,563

Stockholders’ equity:
Common stock-$0.001 par value; 250,000,000 shares authorized, 56,811,087 issued and outstanding at March 31, 2004; 56,540,908 issued and outstanding at June 30, 2003	2,927,576	2,927,470
Deferred employee stock-based compensation	(396)	(861)
Accumulated deficit	(2,455,913)	(2,271,445)
Accumulated other comprehensive income (loss)	(15)	43

Total stockholders’ equity	471,252	655,207

Total liabilities and stockholders’ equity	$572,547	$753,770

(1)	Derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
		(As revised *)		(As revised *)
Software license revenue	$36,059	$50,320	$105,096	$162,908
Service revenue	30,858	29,845	88,638	74,655

Total revenue	66,917	80,165	193,734	237,563

Cost of software license revenue	2,464	2,546	7,817	7,057
Cost of service revenue	8,186	7,801	23,653	21,468
Amortization of purchased technology (*)	5,907	7,110	17,509	18,205

Total cost of revenue	16,557	17,457	48,979	46,730

Gross profit	50,360	62,708	144,755	190,833
Operating expenses:
Sales and marketing	32,802	36,408	91,695	98,897
Research and development	17,921	19,920	50,910	52,879
General and administration	6,623	6,864	20,109	17,711
Amortization of other intangible assets	4,216	5,771	12,742	13,560
Employee stock-based compensation	71	258	257	664
Restructuring charge (credit)	—	—	(504)	5,280
Impairment of goodwill	—	—	150,842	—
Write-off of acquired in-process research and development	—	—	—	1,396

Total operating expenses	61,633	69,221	326,051	190,387

Income (loss) from operations	(11,273)	(6,513)	(181,296)	446
Other income (expenses):
Interest income	1,186	1,960	3,953	9,203
Other income (expenses), net	430	373	(175)	875
Impairment of long-term investment	—	(745)	(4,100)	(745)

Total other income (expenses), net	1,616	1,588	(322)	9,333

Income (loss) before income taxes and cumulative effect of change in accounting principle	(9,657)	(4,925)	(181,618)	9,779
Income tax expense (benefit)	950	(1,770)	2,850	4,500

Income (loss) before cumulative effect of change in accounting principle	(10,607)	(3,155)	(184,468)	5,279
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(579,338)

Net loss	$(10,607)	$(3,155)	$(184,468)	$(574,059)

Other comprehensive loss, net of income taxes:
Foreign currency translation adjustment	(252)	(275)	278	(318)
Unrealized loss on short-term investments	(16)	(385)	(336)	(786)

Comprehensive loss	$(10,875)	$(3,815)	$(184,526)	$(575,163)

Basic earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.19)	$(0.06)	$(3.25)	$0.10
Cumulative effect of change in accounting principle	—	—	—	(11.05)

Net loss per share	$(0.19)	$(0.06)	$(3.25)	$(10.95)

Diluted earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.19)	$(0.06)	$(3.25)	$0.10
Cumulative effect of change in accounting principle	—	—	—	(10.80)

Net loss per share	$(0.19)	$(0.06)	$(3.25)	$(10.70)

Shares used to compute basic earnings per share	57,045	55,063	56,739	52,408
Shares used to compute diluted earnings per share	57,045	55,063	56,739	53,667

(*)	See Note 5 to Condensed Consolidated Financial Statements.

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(184,468)	$(574,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,454	41,755
Amortization of employee stock-based compensation	257	664
Loss on sale of investments and property and equipment	160	527
Impairment of goodwill	150,842	—
Impairment of long-term investment	4,100	—
Impairment of long-term investment affiliate	—	745
Tax benefit from disqualifying dispositions	—	3,022
Equity interest in loss of unconsolidated investee	—	343
Write-off of acquired in-process research and development	—	1,396
Cumulative effect of change in accounting principle		579,338
Changes in:
Accounts receivable	13,559	11,276
Prepaid expenses and other	1,435	(2,868)
Accounts payable	(557)	316
Accrued compensation and related benefits	(3,230)	(1,269)
Other liabilities	(853)	(12,126)
Restructuring liability	(2,253)	3,300
Deferred revenue	8,363	440

Net cash provided by operating activities	29,809	52,800

Cash flows from investing activities:
Purchases of property and equipment	(5,774)	(12,707)
Proceeds from sales of property and equipment	11	16
Cash used in acquisitions, net of cash acquired	—	(202,800)
Purchase of technology	(15,402)	—
Purchases of short-term investments	(170,539)	(130,623)
Proceeds from maturities of short-term investments	161,909	219,568
Proceeds from sales of short-term investments	9,181	108,611
Purchase of long-term investment	—	(5,000)
Other	(73)	476

Net cash used in investing activities	(20,687)	(22,459)

Cash flows from financing activities:
Repurchase of common stock	(10,399)	—
Proceeds from sale of common stock	10,715	6,564

Net cash provided by financing activities	316	6,564
Effect of exchange rate changes on cash	319	(7)

Net increase in cash and cash equivalents	9,757	36,898
Cash and cash equivalents, beginning of period	76,095	64,032

Cash and cash equivalents, end of period	$85,852	$100,930

Noncash investing activities:
Issuance of common stock and options in business combination	$—	$37,663
Issuance of treasury stock in business combination	$—	$53,528
Supplemental disclosure of cash flow information:
Cash paid for interest	$33	$34
Cash paid for income taxes	$943	$1,045

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2004 and 2003

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

Reclassifications—Certain amounts previously reported have been reclassified to conform to the current year presentation, including amounts presented in the statement of cash flows for the nine month period ended March 31, 2003 related to purchases, sales, and maturities of short-term investments.

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

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, requires the disclosure of pro forma earnings as if we had adopted the SFAS No. 123 fair value method since our inception. The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the terms and characteristics of our stock option awards. The Black-Scholes model also requires the use of subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2004 and 2003

(Unaudited)

The weighted-average fair value of stock-based compensation to our employees is based on the single option valuation approach. Forfeitures are recognized as they occur, and it is assumed no dividends will be declared. The weighted-average fair value calculations are based on the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Estimated life (in years)	4.3	4.0	4.0 - 4.3	4.0
Risk-free interest rate	2.6%	2.5%	2.6 - 2.9%	2.5 - 3.3%
Volatility	58%	70%	58 - 70%	70 - 75%

For pro forma purposes, the estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. Our pro forma results are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Reported net loss	$(10,607)	$(3,155)	$(184,468)	$(574,059)
Employee stock-based compensation included in reported net loss	71	258	257	664
Employee stock-based compensation determined under the fair value method for all awards, net of income taxes	(13,962)	(21,341)	(46,669)	(55,575)

Pro forma net loss	$(24,498)	$(24,238)	$(230,880)	$(628,970)

Basic loss per share:
As reported	$(0.19)	$(0.06)	$(3.25)	$(10.95)
Pro forma	$(0.43)	$(0.44)	$(4.07)	$(12.00)
Diluted loss per share:
As reported	$(0.19)	$(0.06)	$(3.25)	$(10.70)
Pro forma	$(0.43)	$(0.44)	$(4.07)	$(11.72)

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

Nine Months Ended March 31, 2004 and 2003

(Unaudited)

4.    Allowance for Uncollectible Accounts and Sales Returns

Accounts receivable are presented net of allowance for uncollectible accounts and sales returns. Changes in the allowance for uncollectible accounts and sales returns during the nine months ended March 31, 2004 are as follows (in thousands):

	Uncollectible Accounts	Sales Returns
Balances, June 30, 2003	$944	$1,101
Increase (decrease) in allowance	(131)	679
Write-offs, net of recoveries	(65)	(918)

Balances, March 31, 2004	$748	$862

5.    Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Carrying Amount	Accumulated Amortization	Net

	March 31, 2004
Purchased technology	$98,480	$72,153	$26,327
Customer contracts	24,829	10,825	14,004
Customer lists	42,651	42,651	—
Publishing rights	1,262	553	709
Tradenames	3,047	2,691	356
Patents	1,487	1,487	—

Total	$171,756	$130,360	$41,396

	June 30, 2003
Purchased technology	$83,078	$54,962	$28,116
Customer contracts	24,829	4,618	20,211
Customer lists	42,651	36,840	5,811
Publishing rights	1,262	235	1,027
Tradenames	3,047	2,246	801
Patents	1,487	1,208	279

Total	$156,354	$100,109	$56,245

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2004 and 2003

(Unaudited)

Estimated future amortization of other intangible assets as of March 31, 2004 is as follows (in thousands):

Fiscal year ending June 30,	Purchased Technology*	Other Intangible Assets
2004 (remaining 3 months)	$3,089	$2,122
2005	12,174	8,487
2006	8,115	3,751
2007	3,658	—

Total	$27,036	$14,360

*	Includes publishing rights

During fiscal 2003, we reclassified the amortization of purchased technology from operating expenses to cost of revenue, with no consequent effect on total revenue, net loss, or earnings per share. The effect of the reclassification on the fiscal 2003 statement of operations is as follows (in thousands):

	Three Months Ended March 31, 2003		Nine Months Ended March 31, 2003
	As previously reported	As revised	As previously reported	As revised
Amortization of purchased technology	$—	$7,110	$—	$18,205
Total cost of revenue	$10,347	$17,457	$28,525	$46,730
Gross profit	$69,818	$62,708	$209,038	$190,833
Amortization of other intangible assets	$12,881	$5,771	$31,765	$13,560
Total operating expenses	$76,331	$69,221	$208,592	$190,387

6.    Goodwill

The changes in goodwill during the nine months ended March 31, 2004 resulted from an impairment charge based on our interim review of goodwill and changes to purchase price allocation for acquired assets.

Revenue during the three months ended September 30, 2003 was significantly lower than we had anticipated. Accordingly, as of September 30, 2003 we reduced our forecasted revenues, operating results and cash flows. This significant change in estimated future results required an interim review of goodwill for impairment. The review resulted in a non-cash impairment charge of $150.8 million recorded in the three months ended September 30, 2003 consistent with the overall decline in our market capitalization.

In calculating the impairment charge, we estimated the fair values of the reporting units using the discounted cash flow method supplemented by the market approach.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2004 and 2003

(Unaudited)

7.    Other Liabilities

Other liabilities consist of (in thousands):

	March 31, 2004	June 30, 2003
Accrued sales and marketing costs	$4,462	$7,547
Sales tax payable	981	879
Facility reserve	412	753
Other	6,097	3,945

Other liabilities	$11,952	$13,124

At March 31, 2004 and June 30, 2003 our facility reserve represented the expected future costs under a lease agreement for unoccupied office space in Portland, Oregon, which expires in December 2006.

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

As part of the restructuring plan, we determined that we no longer required certain office space in Houston, Texas and Portland, Oregon, and we established an accrual of $4.2 million for facilities consolidation. In July 2003, we subleased a portion of the vacated premises resulting in a $250,000 reduction in the accrual during the three months ended September 30, 2003. In November 2003, we settled part of our lease obligation for a facility for less than the amount then unpaid, which resulted in a $138,000 reduction in the accrual during the three months ended December 31, 2003. The amounts accrued for facilities consolidations at March 31, 2004 represent the total remaining liability under the leases, net of estimated sub-lease income.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2004 and 2003

(Unaudited)

The following summarizes the restructuring activity (in thousands):

	Employee Severance and Other Related Benefits	Facilities Consolidations	Total
Restructuring charge (quarter ended December 31, 2002)	$1,060	$4,220	$5,280
Cash payments	(944)	(690)	(1,634)
Reclassification	—	56	56
Write-off of leasehold improvements	—	(868)	(868)

Restructuring liability at June 30, 2003	116	2,718	2,834
Cash payments, net of sub-lease income	—	(563)	(563)
Changes to assumed sublease income	—	(217)	(217)
Adjustment to restructuring charge	(116)	(250)	(366)

Restructuring liability at September 30, 2003	—	1,688	1,688

Cash payments, net of sub-lease income	—	(663)	(663)
Adjustment to restructuring charge	—	(138)	(138)

Restructuring liability at December 31, 2003	—	887	887
Cash payments, net of sub-lease income	—	(306)	(306)

Restructuring liability at March 31, 2004	$—	$581	$581

9.    Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Weighted average common shares outstanding	57,045	55,590	56,987	52,732
Weighted average common shares outstanding subject to repurchase	—	(527)	(248)	(324)

Shares used to compute basic earnings per share	57,045	55,063	56,739	52,408

Weighted average common shares outstanding	57,045	55,590	56,987	52,732
Weighted average common shares outstanding subject to repurchase	—	(527)	(248)	—
Common equivalent shares related to outstanding options and warrants	—	—	—	935

Shares used to compute diluted earnings per share	57,045	55,063	56,739	53,667

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2004 and 2003

(Unaudited)

During the three and nine months ended March 31, 2004 we had securities outstanding which could potentially dilute earnings per share. However, we excluded these securities from the computation of diluted earnings per share because the effect of including them would have been antidilutive. Such outstanding securities consist of the following (in thousands):

	Three Months	Nine Months
	Ended March 31, 2004
Outstanding options	15,795	15,795
Common shares outstanding subject to repurchase	—	248

Total	15,795	16,043

10.    Indemnification and Contingencies

Indemnification—We enter into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that a NetIQ product infringes a patent, copyright or trademark, misappropriates a trade secret, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments we could be required to make under these indemnification agreements. To date, we have not incurred significant costs to defend lawsuits or settle claims related to indemnification agreements. We have not recorded any liabilities for these indemnification agreements at March 31, 2004 or June 30, 2003.

At our discretion and in the ordinary course of business, we perform and subcontract the performance of certain services. Accordingly, we enter into standard indemnification agreements with our customers to indemnify them for damage caused by our employees and subcontractors. It is not possible to estimate the maximum potential amount of future payments we could be required to make under these indemnification agreements. We maintain insurance policies that may enable us to recover a portion of any such claim. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. We have not recorded any liabilities for these indemnification agreements at March 31, 2004 or June 30, 2003.

As permitted under Delaware law, we have agreements indemnifying our executive officers, directors and some other employees for certain events and occurrences while the officer, director and employee is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable. We maintain directors and officers liability insurance designed to enable us to recover a portion of any future amounts paid. We have not recorded any liabilities for these indemnification agreements at March 31, 2004 or June 30, 2003.

Contingencies—In January 2003 BMC Software, Inc. (BMC) filed suit against us in the U.S. District Court for the Southern District of Texas (Court) for patent and trademark infringement. In August 2003 the Court stayed the litigation, pending arbitration. In September 2003 BMC submitted to the American Arbitration Association a statement of claim against us seeking a declaratory judgment that its claims are not subject to arbitration and alleging that it believes that at least AppManager and Operations Manager, a product we presently do not offer and which is licensed to Microsoft, infringe a BMC patent. In October 2003 we submitted our initial answer, denying the claims of infringement asserted by BMC. In November 2003 we filed an amended answer and counterclaim alleging that BMC infringes a valid patent that we own. BMC has denied the allegations in our counterclaim. Each party seeks injunctive relief, compensatory and treble damages, interest, and attorneys’ fees with respect to its claims.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2004 and 2003

(Unaudited)

We may also be a potential defendant in lawsuits and claims arising in the ordinary course of business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not reimbursed by insurance or otherwise, will not have a material adverse effect on our financial condition or results of operations.

11.    Major Customer

At March 31, 2004 no single customer represented 10% or more of our accounts receivable. At June 30, 2003 one customer represented 14% of our accounts receivable.

No single customer accounted for more than 10% of revenue during the three and nine months ended March 31, 2004. Microsoft Corporation accounted for 13% and 23% of total revenue during the three and nine months ended March 31, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, intentions, strategies, and expected operating results and financial condition. Forward-looking statements also include statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial position. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to such differences include, but are not limited to, those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Factors That May Affect Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a leading provider of cross-platform systems and security management software, and web analytics software and services.

Our systems and security management offerings enable organizations to analyze, optimize and assure the performance, availability, security, and utilization of their IT infrastructures. Historically focused on Microsoft Windows applications management, we have become a leading provider of cross-platform solutions by introducing products for non-Windows-based computing environments and by expanding the breadth and functionality of our offerings. Our products now include systems and security management functionality for UNIX and Linux environments, which addresses our customers’ growing need to manage and secure heterogeneous environments, and we now offer software to test, migrate, administer, monitor, secure and analyze complex, distributed computing systems. As a result, many organizations currently are able to manage and secure most of their applications, servers and operating systems using our products.

Our web analytics offerings are available as a software-based solution or hosted service, and enable organizations to track, report and analyze website traffic and usage. This functionality is designed to help our customers convert more website visitors into customers and to improve the returns that they generate on their investments in their websites.

Special Considerations in Reviewing Fiscal 2004 and Fiscal 2003 Results

Our financial results for the three and nine months ended March 31, 2004 and 2003 were affected by certain significant events that should be considered in comparing these periods.

In August 2003, we received the final $5.0 million license payment in accordance with our license agreement with Microsoft whereby Microsoft received a perpetual, non-exclusive license to our Operations Manager technology and source code. We received a total of $175.0 million in license fees from Microsoft starting in November 2000 and ending in August 2003. Under the terms of the agreement, Microsoft also paid us an additional $5.0 million per year to market joint solutions of the parties, which served to reduce our sales and marketing expenses when such expenses were incurred. The last marketing payment under this agreement was received during the three months ended September 30, 2003. Of the total marketing funds received approximately $700,000 had not been spent as of March 31, 2004.

Over the last three years we have invested in the development and acquisition of new products to replace the declining revenues from Microsoft and to otherwise grow our business. However, we have not yet been able to fully replace the Microsoft revenue stream with revenue from new products and services. Our ability to do so will depend on a variety of factors, including general economic conditions, spending in the IT sector, competition and market acceptance of our new products. In addition, during the term of the agreement with Microsoft, our operating results benefited from the relatively low cost of revenue and operating expenses associated with the revenue from Microsoft. Our overall gross margins and operating margins have declined as the Microsoft revenue has been phased out, and we do not expect to achieve the same relatively low costs of revenue and operating expenses with respect to any replacement revenue we earn in future periods.

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

We purchased 644,208 shares of our common stock during the three months ended March 31, 2004 for $8.3 million pursuant to a repurchase program approved by our board of directors in October 2003. The program, authorized by our board of directors, authorizes the repurchase of up to 5% of our outstanding common stock in open market transactions over a one-year period. To date 816,426 shares of our common stock have been repurchased under the program for $10.4 million.

Comparison of Three and Nine Months Ended March 31, 2004 and 2003

Total Revenue.    Total revenue and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2004	2003		2004	2003
Software license revenue	$36,059	$40,320	(11)%	$100,096	$107,908	(7)%
Software license revenue under Microsoft agreement	—	10,000	(100)%	5,000	55,000	(91)%

Total software license revenue	36,059	50,320	(28)%	105,096	162,908	(35)%
Service revenue	30,858	29,845	3%	88,638	74,655	19%

Total revenue	$66,917	$80,165	(17)%	$193,734	$237,563	(18)%

Total revenue decreased by $13.2 million or 17% and $43.8 million or 18% during the three and nine months ended March 31, 2004, compared with the three and nine months ended March 31, 2003, respectively. Software license revenue represented 54% of total revenue for the three and nine months ended March 31, 2004 and 63% and 69% of total revenue for the three and nine months ended March 31, 2003, with service revenue representing the balance. During the three months ending June 30, 2004, we expect the mix of license and service revenue to remain consistent with the three and nine months ended March 31, 2004.

Pursuant to the schedule of payments set forth in the agreement with Microsoft, software license revenue from Microsoft has sequentially declined, with the final $5.0 million payment made in August 2003.

Software License Revenue.    Total software license revenue decreased by 28% and 35% during the three and nine months ended March 31, 2004 compared with the three and nine months ended March 31, 2003, primarily due to a $10.0 million and $50.0 million decrease in revenue under the Microsoft agreement during the three and nine month periods ended March 31, 2004 compared to prior year periods. Excluding revenue from Microsoft, software license revenue decreased by 11% and 7% during the three and nine month periods ended March 31, 2004 respectively. We believe the decrease in non-Microsoft license revenue was substantially due to sales productivity issues and challenging business conditions exacerbated by the effects of prior integration activities related to acquisitions.

Service Revenue.    Service revenue consists of revenue from the sale of maintenance service agreements, consulting services and training services, as well as the sale of hosted web analytics services. Service revenue increased by $1.0 million or 3% and $14 million or 19% during the three and nine months ended March 31, 2004 compared with the three and nine months ended March 31, 2003. The increase was primarily due to maintenance fees associated with new software licenses, renewals by our existing customers, and increases in revenue from our hosted web analytics service.

Total Cost of Revenue.    Total cost of revenue and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Cost of software license revenue	$2,464	$2,546	$7,817	$7,057
As percentage of license revenue	7%	5%	7%	4

Cost of service revenue	8,186	7,801	23,653	21,468
As percentage of service revenue	27%	26%	27%	29

Amortization of purchased technology	5,907	7,110	17,509	18,205

Total cost of revenue	$16,557	$17,457	$48,979	$46,730

As percentage of total revenue	25%	22%	25%	20

Total cost of revenue decreased by $0.9 million during the three months ended March 31, 2004 and increased $2.2 million during the nine months ended March 31 2004 when compared with the three and nine months ended March 31, 2003.

Cost of Software License Revenue.    Cost of software license revenue includes personnel costs and costs associated with software packaging, documentation such as user manuals and CDs, and production, as well as shipping, royalties and commissions paid to third parties. Cost of software license revenue as a percentage of related license revenue increased from 5% and 4% during the three and nine months ended March 31, 2003 to 7% during each of the three and nine months ended March 31, 2004. The percentage increase primarily was due to increases in royalty expense and the decline in revenue from Microsoft, which did not have any costs associated with it. We expect cost of software license revenue during the remainder of fiscal 2004 to decrease as a percentage of software license revenue as we acquired technology in March 2004, which was previously licensed under an OEM agreement requiring us to make fixed quarterly royalty payments, and the amortization of the purchased technology, which is expected to be slightly less than the previous royalty payments, will be included in amortization of purchased technology.

Cost of Service Revenue.    Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services, training services, and costs associated with our hosted service. Cost of service revenue as a percentage of related service revenue decreased from 29% during nine months ended March 31, 2003 to 27% during the nine months ended March 31, 2004, primarily due to greater efficiencies in providing technical support services and a majority of our customers renewing their maintenance agreements. For the three months ended March 31, 2004 compared to the three months ended March 31, 2003 cost of service revenue was relatively consistent as a percentage of related service revenue. We expect our cost of service revenue during the three months ending June 30, 2004 to be higher due to one time costs associated with streamlining efforts, but flat on a dollar basis excluding the cost associated with streamlining efforts when compared with the three months ended March 31, 2004.

Amortization of Purchased Technology.    Purchased technology consists of developed software capitalized in our acquisitions and is amortized using the straight-line method over the estimated useful life, generally three years. Amortization decreased from $7.1 million and $18.2 million during the three and nine months ended March 31, 2003 to $5.9 million and $17.5 million during the three and nine months ended March 31, 2004. The decrease in the amortization is due to amounts capitalized in prior acquisitions becoming fully amortized. We expect to amortize approximately $3.3 million of purchased technology during the three months ending June 30, 2004, absent further acquisitions or impairments.

Operating Expenses

Sales and Marketing.    Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, and expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows, lead generation activities and proportionately allocated facilities and information technology costs.

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Sales and marketing expenses	$32,802	$36,408	$91,695	$98,897
Percentage change from comparable prior period	(10)%		(7)%
As a percentage of total revenue	49%	45%	47%	42%

Headcount at March 31	511	594	511	594

Sales and marketing expenses decreased by $3.6 million or 10% and $7.2 million or 7% during the three and nine months ended March 31, 2004 compared with the corresponding periods a year earlier. The decrease in absolute dollars resulted principally from our lower revenue during the current periods, resulting in the payment of lower commissions and bonuses, combined with our implementation of cost savings measures and reduction in the number of sales and marketing personnel. Sales and marketing as a percentage of revenue increased from 45% and 42% during the three and nine months ended March 31, 2003 to 49% and 47% during the three and nine months ended March 31, 2004, respectively, principally as a result of the decline in Microsoft revenue in the current periods, as minimal sales and marketing effort was required to receive this revenue. During the three months ending June 30, 2004, we expect sales and marketing expenses to stay relatively flat in absolute dollars.

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

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Research and development	$17,921	$19,920	$50,910	$52,879
Percentage change from comparable period	(10)%		(4)%
As a percentage of total revenue	27%	25%	26%	22%

Headcount at March 31	432	506	432	506

Research and development expenses decreased by $2.0 million or 10% and $2.0 million or 4% during the three months and nine months ended March 31, 2004 compared with the three and nine months ended March 31, 2003. This decrease in absolute dollars resulted principally from lower overall headcount and payment of lower bonuses partially offset by the effect of annual base salary increases that took place in November. We anticipate research and development spending to increase slightly during the three months ending June 30, 2004, primarily due to one time costs associated with streamlining efforts.

General and Administrative.    Our general and administrative expenses consist primarily of personnel costs for finance and administration, as well as directors and officers insurance, director’s compensation, compliance with the Sarbanes-Oxley legislation, professional services expenses, such as legal and accounting fees, and proportionately allocated facilities and information technology costs.

General and administrative expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
General and administrative	$6,623	$6,864	$20,109	$17,711
Percentage change from comparable period	(4)%		14%
As a percentage of total revenue	10%	9%	10%	7%
Headcount at March 31	191	189	191	189

General and administrative expenses decreased by $241,000 or 4% during the three months ended March 31, 2004 and increased $2.4 million or 14% during the nine months ended March 31, 2004 compared with the three and nine months ended March 31, 2003. The increase in absolute dollars in the nine month period was primarily due to increased professional fees and additional costs associated with Sarbanes-Oxley legislation compliance. We anticipate general and administrative costs to increase slightly during the three months ending June 30, 2004.

Amortization of Other Intangible Assets.    Amortization of other intangible assets includes amortization of customer contracts, customer lists, patents, and tradename intangibles capitalized in our acquisitions. Amortization decreased from $5.7 million and $13.6 million during the three and nine months ended March 31, 2003 to $4.2 million and $12.7 million during the three and nine months ended March 31, 2004. The decrease occurred because other previously capitalized acquisition related intangibles had been fully amortized by June 2003. During the three months ending March 31, 2004 we expect to amortize approximately $2.2 million of other intangible assets, absent further acquisitions or impairments.

Employee Stock-Based Compensation.    Deferred employee stock-based compensation represents the intrinsic value of unvested options assumed in acquisitions and the charges associated with the grant of options at less than fair market value. The deferred amount is being amortized over the vesting periods of the assumed and granted options, generally four years. During the three and nine months ended March 31, 2004, we recognized employee stock-based compensation expense of $71,000 and $257,000 as compared with $258,000 and $664,000 during the three and nine months ended March 31, 2003. The decrease was due to the reduced number of options vesting in the current quarter. During the three months ending June 30, 2004 we expect to amortize approximately $82,000 of deferred employee stock-based compensation, absent further acquisitions.

Restructuring Charge (Credit).    During the three months ended December 31, 2002, we recorded a restructuring charge of $5.3 million related to a plan to terminate the employment of certain employees and to vacate certain of our facilities in connection with our acquisition of PentaSafe. During the nine months ending March 31, 2004 we sublet certain facilities, settled a portion of our lease obligation for less than the amount then unpaid, and completed our workforce reduction plan below estimated costs, resulting in a reduction of the recorded liability by $504,000 during the period. The change during the three month period ended March 31, 2004 related to expected facilities payments, net of sub-lease income.

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

Revenue for the three months ended September 30, 2003 was significantly lower than we anticipated. Because a significant portion of our revenues historically has been generated during the last month of each fiscal quarter, the actual drop-off in revenues compared with plan was not evident until the end of the quarter. Accordingly, as of September 30, 2003 we reduced our forecasted future operating profits and cash flows. This significant change in estimated future results required us to perform an interim review of goodwill for impairment, as prescribed by SFAS No. 142. This resulted in a non-cash impairment charge of $150.8 million during the three months ended September 30, 2003 consistent with the overall decline in our market capitalization. There were no changes in goodwill during the three months ended March 31, 2004.

Write-off of Acquired In-Process Research and Development.    During the three months ended December 31, 2002 we expensed $1.4 million relating to in-process technology acquired from PentaSafe. These costs were charged to operations as the technologies had not reached technological feasibility and did not have alternative future uses at the date of acquisition. No such charges were recorded during the nine months ended March 31, 2004.

Total Other Income (Expenses), Net.    Total net other income (expenses), is primarily composed of interest income on our cash, cash equivalents and short-term investments, foreign exchange losses, and impairment of long-term investment. Interest income during the three and nine months ended March 31, 2004 was $1.2 million and $4.0 million compared with $2.0 million and $9.2 million during the three and nine months ended March 31, 2003. The decline in the interest income was due to our use of cash in acquisitions during the three months ended December 31, 2002 as well as a continued decline in the yield on our investments. During the three and nine months ended March 31, 2004 we recorded other income of $430,000 and expense of $175,000, respectively, consisting primarily of foreign exchange gains and losses on U.S. dollars held in subsidiaries with non-U.S. Dollar local functional currencies. During the three months ended September 30, 2003 we recorded a $4.1 million charge related to an impairment of a long-term investment based on management’s assessment that the decline in value was other than temporary. No such charge was recorded in any of the other periods presented.

Income Taxes.    We recorded income tax expense of $950,000 and $2.9 million during the three and nine months ended March 31, 2004 compared with tax benefit of $1.8 million and tax expense of $4.5 million during the three and nine months ended March 31, 2003. Tax expense is booked based on the estimated tax obligation for the entire year and includes foreign income tax, state franchise tax and federal alternative minimum tax.

Liquidity and Capital Resources

At March 31, 2004, we held $85.9 million in cash and cash equivalents and $236.0 million in short-term investments, for a total of $321.9 million compared with $313.4 million as of June 30, 2003, an increase of $8.5 million principally resulting from operation of our business and exercise of stock options partially offset by the purchase of technology, property and equipment and repurchase of our common stock.

Our operating activities, adjusted for non-cash charges, resulted in net cash inflows of $29.8 million and $52.8 million during the nine months ended March 31, 2004 and 2003, respectively. During the nine months ended March 31, 2004, primary non-cash charges were impairment of goodwill of $150.8 million, depreciation and amortization of $42.5 million, and impairment of long-term investments of $4.1 million. During the nine months ended March 31, 2003, the primary non-cash charges were the cumulative effect of change in accounting principle of $579.3 million and depreciation and amortization of $41.8 million. In addition, decreases in assets and increases in liabilities provided cash during the nine months ended March 31, 2004 as compared with a use of cash related to increases in assets and decreases in liabilities, net of acquired assets and liabilities, during the nine months ended March 31, 2003.

Our investing activities resulted in net cash outflows of $20.7 million and $22.5 million during the nine months ended March 31, 2004 and 2003, respectively. During the nine months ended March 31, 2004 and 2003, primary uses of cash from investing activities were acquisitions of property and equipment of $5.8 million and $12.7 million, respectively, principally for computer hardware and software, purchases of short-term investments of $170.5 million and $130.6 million, respectively and the acquisition of technology for $15.4 million in March 2004. Cash outflows also included a long-term investment of $5.0 million during the nine months ended March 31, 2003 in securities of a privately held security consulting company. The principal sources of cash during the nine months ended March 31, 2004 were maturities and sales of short-term investments of $161.9 million and $9.2 million, respectively. Proceeds from the maturities and sale of short-term investments of $219.6 million and $108.6 million, respectively provided cash during the nine months ended March 31, 2003.

During the nine months ended March 31, 2004 financing activities used $10.4 million in cash for purchase of common stock. Financing activities generated cash of $10.7 million and $6.6 million during the nine months ended March 31, 2004 and 2003, respectively, from the proceeds of the exercise of stock options.

As of March 31, 2004, we had no significant debt other than operating leases.

Long-term Obligations

The following summarizes our obligations as of March 31, 2004 and the effect we expect such obligations to have on our liquidity and cash flows in future periods (in thousands, including lease payments accrued as part of our goodwill, facility reserve, and restructuring liability):

	Fiscal Year Ending June 30					Thereafter
	2004(1)	2005	2006	2007	2008
Operating lease payments	$1,839	$5,657	$2,431	$1,341	$661	$239

(1)	Represents remaining three months of fiscal year

Assuming there is no significant change in our business, we believe that our cash and cash equivalent balances, short-term investments, and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products or technologies. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use third party technologies. In addition, in making such acquisitions or investments we may assume obligations and or liabilities that may require us to make payments or otherwise use cash in the future.

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

Service revenue includes maintenance revenue, usage and subscription-based revenue from our hosted services offerings and revenue from consulting and training services.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustments therefore actual results could differ from our current estimates. Significant estimates made in the accompanying financial statements are:

•	Allowance for Uncollectible Accounts—We provide an allowance for uncollectible accounts receivable based on our assessment of the collectibility of specific customer accounts and an analysis of the remaining accounts receivable. Changes in the allowance are included as a component of general and administrative expense on the income statement. The allowance for uncollectible accounts was $748,000 at March 31, 2004. If actual collections differ significantly from our estimates, we may experience a decrease or increase in our general and administrative expenses.

•	Allowance for Sales Returns—We provide an allowance for sales returns based on historical trends in product returns. Revenue is recognized net of the provision for sales returns. The allowance for sales returns was $862,000 at March 31, 2004. If actual returns differ significantly from our estimates, it may result in a decrease or increase in future revenue.

•	Other Intangible Assets—We record intangible assets when we acquire companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Certain identifiable intangible assets such as purchased technology and customer lists are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition and goodwill is capitalized, subject to periodic review for impairment. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Should conditions be different than management’s current assessment, material write-downs of the fair value of intangible assets may be required. We periodically review the estimated remaining useful lives of our other intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization expense or a write-down in future periods. As such, any future write-downs of these assets would adversely affect our gross and operating margins.

•	Goodwill—Under current accounting guidelines adopted on July 1, 2002 we periodically assess goodwill for impairment. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill, as of April 30, or if in the interim impairment indicators are identified with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. Should conditions be different than management’s last assessment, significant write-downs of goodwill may be required. Goodwill as of March 31, 2004 is $120.1 million, and any future write-downs of goodwill will adversely affect our operating margin.

•	Facility Reserve—As of December 31, 2001 we determined that one of our facilities in Portland, Oregon would never be occupied and that sublease opportunities were limited. We reserved our obligations through the remaining term of the lease based principally on management’s assessment of market conditions, the time required to sublease, our experience with subleasing, and the remaining lease term. In July 2003, we sublet a portion of the space but receipt of the future sub-lease income is not assured. At March 31, 2004 we had an accrual of $412,000 for expected future costs. If actual future costs, net of any sub-lease income, differ from our estimates, we could experience an increase or decrease in our operating expenses that may affect future operating results.

•	Restructuring Liability—In connection with our acquisition of PentaSafe we resized our business and accrued a restructuring liability associated with costs of employee terminations, vacating facilities and write-off of assets that will no longer be used in operations, based on management estimates. The restructuring charge recorded in December 2002 was $5.3 million. The total remaining liability of $581,000 at March 31, 2004 relates to vacated facilities. If actual future payments, net of any sub-lease income, differ from our estimates, we may experience an increase or decrease in our restructuring charge, and a significant increase could adversely affect future operating results.

•	Provision for Income Taxes—The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. If we do not generate sufficient taxable income, the realization of deferred tax assets could be impaired resulting in additional income tax expense. As a result, we record a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are principally the result of the tax benefit of disqualifying dispositions of stock options, which will be credited to equity when realized. We have established a valuation allowance to fully reserve these deferred tax assets due to the uncertainty regarding their realization.

Employee Stock Options

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity and most of our employees participate in our option program. During the nine months ended March 31, 2004, 77% of the options granted went to employees other than our five most highly compensated executive officers. Options granted under the plans expire no later than 10 years from the grant date and generally vest within four years. We also have an employee stock purchase plan under which employees are entitled to purchase a limited number of shares at 85% of fair market value. See Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2003 for additional information regarding our stock option plans.

We have assumed certain option plans in connection with our acquisitions. Generally, these options were granted under terms similar to the terms of our stock option plans at prices adjusted to reflect the relative exchange ratio in each acquisition.

The following information is presented to reflect the activity, including grants to our highly compensated executive officers (listed officers), and status of our outstanding options to enhance our disclosure of our stock option program and potential stockholder dilution.

Options granted to employees, including officers and non-employee directors, and dilutive effect of options granted are summarized as follows:

	Nine Months Ended March 31, 2004	Year Ended June 30,
		2003		2002
Total options granted	6,378,253	2,124,750	(1)	5,611,027 (2)
Less options cancelled	(2,417,961)	(5,821,744	)(3)	(1,659,123)

Net options (cancelled) granted	3,960,292	(3,696,994)		3,951,904

Net (cancellations) grants as a percentage of outstanding shares(4)	7.0%	(6.8)%		7.4%
Grants to top five listed officers(5) as a percentage of total options granted	22.5%	15.3%		31.9%
Grants to top five listed officers as a percentage of outstanding shares(4)	2.5%	0.6%		3.4%
Cumulative options held by top five listed officers as a percentage of total options outstanding(6)	22.4%	19.4%		17.6%

(1)	Excludes 3,848,214 options assumed in connection with acquisition and 2,848,145 options regranted as part of our 2003 tender offer.
(2)	Excludes 1,304,606 options regranted as part of our 2001 tender offer.
(3)	Excludes 2,848,145 options cancelled and regranted in our 2003 tender offer.
(4)	Outstanding shares at the beginning of each fiscal year.
(5)	“Listed Officers” are those defined for proxy statements as our Chief Executive Officer (CEO) and each of the four other most highly compensated executive officers during the respective fiscal years. Listed Officers for the six months ended March 31, 2004 are defined as our CEO and each of the four most highly compensated executives, during fiscal 2003 taking into consideration changes in executive officers since June 30, 2003.
(6)	Outstanding options at the end of each period.

Summary of stock option activity under our plans is as follows:

	Shares Available for Options	Options Outstanding
		Shares	Weighted- Average Exercise Price
Outstanding, June 30, 2002	1,659,509	13,638,049	$31.36
Granted	(2,124,750)	2,124,750	$16.31
Options regranted under tender offer	(2,848,145)	2,848,145	$16.00
Options assumed in acquisitions	—	3,848,214	$11.80
Exercised	—	(1,174,385)	$5.45
Options tendered by employees	5,276,953	(5,276,953)	$34.85
Cancelled	3,392,936	(3,392,936)	$27.95
Expired	(2,175,940)	—	—
Additional shares reserved	2,529,235	—	—

Outstanding, June 30, 2003	5,709,798	12,614,884	$21.26

Granted	(6,378,253)	6,378,253	$13.72
Exercised	—	(780,392)	$9.86
Cancelled	2,417,961	(2,417,961)	$20.89
Expired	(789,266)	—	—
Additional shares reserved	2,600,000	—	—

Outstanding, March 31, 2004	3,560,240	15,794,784	$18.84

Summary of outstanding in-the-money and out-of-the-money options as of March 31, 2004 is as follows:

	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-Money	1,464,438	$9.52	5,337,411	$13.34	6,801,849	$12.51
Out-of-the-Money(1)	5,169,383	$26.30	3,823,552	$19.99	8,992,935	$23.62

Total Options Outstanding	6,633,821	$22.60	9,160,963	$16.11	15,794,784	$18.84

(1)	Out-of-the-money options have an exercise price equal to or above the closing price of $13.99 at March 31, 2004.

Options granted to top five listed officers during the nine months ended March 31, 2004 are as follows:

	Number of Securities Underlying Option Granted	Percentage of Total Options Granted to Employees (1)	Exercise Price Per Share	Expiration Date		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name						5%	10%
Charles M. Boesenberg (CEO)	1,000,200	15.7%	$13.95 - 14.08	9/8/2010	(2)	$5,715,114	$13,318,554
Marc Andrews	150,200	2.4%	$13.95 - 14.18	1/6/2011	(3)	$861,999	$2,008,730
Mark P. Marron	125,200	2.0%	$13.95	9/8/2010	(2)	$710,652	$1,656,029
James A. Barth	80,200	1.3%	$13.95	9/8/2010	(2)	$455,095	$1,060,472
Holly Files	80,200	1.3%	$13.95	9/8/2010	(2)	$455,095	$1,060,472

Total	1,436,000	22.5%

(1)	Based on a total of 6,378,253 options granted to employees during the nine months ended March 31, 2004.
(2)	200 options expiring by September 8, 2008.
(3)	200 options expiring by September 8, 2008 and 50,000 options expiring by September 8, 2010.

Option exercises during the nine months ended March 31, 2004 and remaining option holdings for top five listed officers as of March 31, 2004 are as follows:

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at March 31, 2004		Value of Unexercised In-the-Money Options at March 31, 2004(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Charles M. Boesenberg (CEO)	—	$—	1,243,948	1,256,252	$5,338	$7,995
Marc Andrews	—	$—	28,411	196,789	$—	$2,000
Mark P. Marron	—	$—	100,199	200,001	$8	$5,000
James A. Barth	—	$—	242,977	115,000	$288,315	$3,200
Holly Files	—	$—	36,762	118,438	$8	$3,200

(1)	Option values based on stock price of $13.99 at March 31, 2004.

The following table summarizes common stock subject to future issuance under our equity compensation plans as of March 31, 2004:

	Stock to be issued upon exercise of outstanding options(1)	Weighted-average exercise price	Stock remaining available for future issuance under equity compensation plans
Plans approved by stockholders(2)	10,507,174	$20.07	3,094,527	(3)
Plans not approved by stockholders(4)	3,907,517	$17.86	465,713

Total	14,414,691		3,560,240

(1)	Does not include an aggregate of 1,380,093 shares of common stock to be issued upon exercise of options assumed in connection with our acquisitions. No additional awards will be granted under these plans.
(2)	Includes the 1995 Stock Plan and the 1999 Employee Stock Purchase Plan (Purchase Plan).
(3)	Does not include 2,476,421 shares of common stock reserved for issuance pursuant to the Purchase Plan.
(4)	Includes the 2002 Stock Plan, the Amended and Restated 1998 Stock Incentive Compensation Plan, including the Approved UK Sub Plan, and the Mission Critical Software, Inc. 1997 Stock Plan.

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

We have not sustained the sequential quarterly revenue growth we experienced through the quarters ended December 31, 2002, which was attributable in substantial part to license payments made to us under our September 2000 agreement with Microsoft to license our Operations Manager technology. The agreement provided for a total license of $175.0 million to be paid in installments over roughly a three year period. The size of the installment payments made under the agreement decreased starting in the second quarter of fiscal 2003 and the final payment was made by Microsoft in August 2003. To date we have not fully replaced this revenue with revenue from our existing business.

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

In addition, the effect of quarterly fluctuations relative to our expectations is increased by the fact that a significant portion of our revenues has historically been generated during the last month of each fiscal quarter, with a substantial portion of sales occurring in the last week and on the last day of the fiscal quarter. Our reliance on a large portion of revenue occurring at the end of the quarter results in uncertainty relating to quarterly revenues, and our forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. We may not learn of shortfalls in revenue or earnings until late in a particular quarter, leaving us unable to proportionately reduce operating expenses for that quarter. These factors increase the chances that our results could diverge from the expectations of investors and securities analysts.

Given the above factors, we believe that quarter-to-quarter financial comparisons may not necessarily be meaningful, and should not be relied upon as single indicators of our future operating results and performance.

Our Stock Price is Volatile

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

The failure of our investments to produce anticipated benefits may also adversely affect our operating results, as a consequence of amortization of purchased technology and other intangible assets, other acquisition or investment related charges, and impairment charges associated with goodwill. During fiscal 2002 and 2001, we amortized $751.8 million and $535.8 million of goodwill related to our acquisitions and in accordance with SFAS No. 142 had no goodwill amortization in fiscal 2003. We may be required to record charges for impairment if a product or technology is discontinued, if we pay more than an investment is worth, or if an investment subsequently declines in value. Upon adoption of SFAS No. 142, on July 1, 2002, we recorded an impairment charge of $579.3 million and have subsequently recorded impairment charges of $330.5 million on April 30, 2003, and $150.8 million on September 30, 2003. These impairment charges are attributable to our revised forecasts for future operating profits and cash flows from our investments, and reflect the decline in our market capitalization. If in future periods we discontinue additional products, or determine that our remaining goodwill from acquisitions has become further impaired or that our investments have further declined in value, we will be required to record additional charges.

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

Our inability to rapidly respond to changes in our revenue and to adopt appropriate expense controls may result in operating losses or a shortfall in operating profits.

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

We base our operating expenses on our expectations regarding future revenues. However, because most of our revenue is generated at the end of the quarter, we may not learn of shortfalls in revenue or earnings until late in a particular quarter, leaving us unable to proportionately reduce operating expenses for that quarter. As a consequence, we may experience an operating loss, a shortfall in our operating profit or earnings or otherwise fail to meet public market expectations.

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

Since our inception, we have incurred significant net losses. During fiscal 2003, 2002 and 2001, we reported net losses of $908.7 million, $730.5 million and $523.8 million, respectively. During the first three quarters of fiscal 2004 we reported a net loss of $184.5 million. These losses principally resulted from amortization and impairment of goodwill, amortization of purchased technology and other intangible assets, and other acquisition related charges.

We expect to incur a net loss in fiscal 2004. To the extent we have any unexpected expenses or do not achieve our revenue targets, it could increase our net loss, which may in turn adversely affect our stock price.

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

Our success is heavily dependent on our ability to create proprietary technology and to protect and enforce our intellectual property rights in that technology, as well as our ability to defend against adverse claims of third parties with respect to our technology and intellectual property. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights in our products and services. These laws and procedures provide only limited protection. We presently have 17 issued or allowed patents in the United States, 25 pending patent applications in the United States, 6 issued or allowed foreign patents, and 21 pending patent applications in certain foreign jurisdictions. However, these patents may not provide sufficiently broad protection or they may not be enforceable in actions against alleged infringers. In addition, despite precautions that we take, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our current or future products or to independently develop similar or superior technology or design around the patents we own. Policing unauthorized use and transfer of our software is difficult and software piracy can be expected to be a persistent problem. In licensing our products, other than in enterprise license transactions, we typically rely on “shrink wrap” or “clickwrap” licenses that are not signed by licensees. Such licenses may be unenforceable, in whole or in part, under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our intellectual property rights to as great an extent as do the laws of the United States. It may be necessary to enforce our intellectual property rights through the process of litigation, arbitration or other adversarial proceedings. Such proceedings would be costly and potentially distracting to management, and there is no assurance that we would be successful in such proceeding.

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

We rely on our network and data center infrastructure for internal communications, communications with customers and partners, direct sales of our software products, sales lead generation and direct provision of fee-based services. That infrastructure and our other facilities are vulnerable to damage from human error, physical or electronic security breaches, power loss and other utility failures, fire, earthquake, flood, sabotage, vandalism and similar events. In addition, continued attempts to exploit security vulnerabilities in infrastructure products pose a threat to the stability of our IT infrastructure. Despite precautions, a natural disaster or other incident could result in interruptions in our service or significant damage, and affect our provision of services and fulfillment of product orders, our ability to process product orders and invoices, and our ability otherwise timely conduct our business operations.

Our international sales and operations subject us to additional risks that can adversely affect our operating results.

We derive a substantial and increasing portion of our revenues from customers outside the United States and are continuing to expand our international operations. We have support, and administrative services operations in Galway, Ireland, Tokyo, Japan and Staines, United Kingdom, as well as a number of other foreign locations, to provide sales and sales support. We also have a development operation in Auckland, New Zealand, which we are closing in the summer of 2004. Our international operations are subject to a variety of risks, including:

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

To date, a substantial portion of our sales have been denominated in U.S. dollars, and we have not used risk management techniques or “hedged” the risks associated with fluctuations in foreign currency exchange rates. In the three and nine months ended March 31, 2004 we recorded a gain of approximately $436,000 and a loss of approximately $132,000, respectively consisting primarily of foreign exchange gains and losses on US dollars and other foreign currency receivables held in subsidiaries with local functional currencies, in particular euros. In the future, if we do not engage in hedging transactions, our results of operations could be subject to further fluctuations resulting in losses or gains from fluctuations in foreign currency exchange rates to the extent our sales are denominated in foreign currencies and the dollar fluctuates in value relative to such currencies.

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

To further increase our revenues, we have increasingly relied on indirect distribution channels as a means of growing product sales, including with respect to international sales. These relationships, both domestically and internationally, are typically non-exclusive and can be terminated upon short notice. This strategy presents a number of risks and uncertainties including:

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

Certain of our software products contain components developed and maintained by commercial third-party software vendors or available through the “open source” software community. We also expect that we may incorporate software from commercial third-party vendors and open source software in our future products. Software obtained from commercial third-party vendors is typically made available for a specific term, with no guaranty of renewal. Our business would be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our software to function with alternate third-party software or open source software, or develop these components ourselves, which would result in increased costs and could result in delays in our software shipments. Furthermore, we might be forced to limit the features available in our current or future software offerings. We presently are developing products for use on the Linux platform. The SCO Group (SCO) has filed and threatened to file lawsuits against companies that operate Linux for commercial purposes, alleging that such use of Linux infringes SCO’s intellectual property rights. The threat of such litigation and the cost of the licensing scheme presently proposed by SCO may adversely affect the demand for the Linux platform and, consequently, the sales of our Linux-based products.

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

Our business is transacted principally in U.S. dollars. During the nine months ended March 31, 2004, 19% of the total amount of our invoices was in currencies other than the U.S. dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, Japan, New Zealand, Singapore, South Korea, Spain, Sweden, Switzerland, and the United Kingdom. We believe that a natural hedge exists in some local currencies, as local currency denominated revenue offsets some of the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of March 31, 2004, we had no hedging contracts outstanding.

At March 31, 2004 we had $85.9 million in cash and cash equivalents and $236.0 million in short-term investments. Based on our cash, cash equivalents and short-term investments at March 31, 2004 a 10% change in interest rates would change our annual interest income and cash flows by approximately $486,000.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

1.	A current report on From 8-K was filed on February 25, 2004 reflecting shares outstanding as of January 31, 2004

2.	A current report on Form 8-K was filed on April 27, 2004 reporting our financial results as of and for the three and nine months ended March 31, 2004 and providing guidance for the three months ending June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, NetIQ Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 6th day of May, 2004.

NETIQ CORPORATION

By:	/s/ JAMES A. BARTH
James A. Barth
Senior Vice President and Chief Financial Officer