Form 10-K
period 2004-06-30
NETIQ CORP
filed 2004-09-10
CIK 1084827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    Annual Report Pursuant To Section 13 or 15(d)

of The Securities Exchange Act of 1934

For the fiscal year ended June 30, 2004

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

As of December 31, 2003, the aggregate market value of Registrant’s voting stock held by non-affiliates was approximately $753.4 million based upon the closing sales price of the Common Stock as reported on the Nasdaq National Stock Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 2004, the Registrant had outstanding 55,321,457 shares of Common Stock.

Certain sections of Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on November 18, 2004 are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

NetIQ Corporation

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED JUNE 30, 2004

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

PART I

ITEM 1.    BUSINESS

Overview

We are a provider of cross-platform systems and security management software and web analytics software and services.

Our systems and security management solutions enable organizations to monitor and proactively manage their information technology (IT) infrastructure to assure the performance, availability, security, and more-efficient utilization of their IT environments. While our business initially focused on management of systems and applications running on the Microsoft Windows operating system, we have expanded our business to include cross-platform systems management solutions and security management solutions for the Windows, UNIX, Linux and IBM iSeries operating systems, as well as web analytics software and services. We also offer software to test, migrate and administer Microsoft Windows and active directory systems as well as voice over internet protocol systems. As a result, organizations currently are able to manage and secure many of their applications, servers and operating systems using our products.

Our web analytics offerings, which are available as hosted services or software-based solutions, enable organizations to track, report and analyze web site traffic and usage. Our offerings are used by web site owners to convert web site visitors into customers and to improve the returns generated on their investments in online marketing.

We were founded and incorporated as a California corporation in June 1995, reincorporated in Delaware and completed our initial public offering in July 1999. We acquired Mission Critical Software, Inc. in May 2000, WebTrends Corporation in March 2001 and PentaSafe Security Technologies, Inc. in December 2002. In September 2000 we entered into a licensing agreement with Microsoft Corporation whereby we granted Microsoft a perpetual license to our Operations Manager product technology and source code for $175 million paid in quarterly installments through August 2003. For additional information on these and other recent developments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Through a link on our web site, www.netiq.com, we provide free of charge access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Proxy Statements, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission.

Markets and Products

Today’s organizations are highly dependent on computer systems to conduct their operations. The typical information technology environment is characterized by distributed information systems and networks that support multiple business-critical applications for financial reporting, human resources, enterprise resource planning, supply chain management, customer relationship management and email, as well as other industry-specific applications. In addition to the internal networks that connect employees to these geographically dispersed computing services, the Internet has become an essential medium for connecting businesses with customers, suppliers, investors and employees.

The critical nature and growing complexity of these systems have placed increasing pressure on systems managers and chief information officers to ensure the reliability and availability of their computer systems. Organizations must keep their information technology infrastructures secure and available 24 hours per day, 7 days per week, and must be able to support widely distributed global organizations with varying technological requirements. Failure to ensure business-appropriate service levels can result in substantial costs, including loss of productivity and revenue. We offer products in the following four key areas:

Systems Management.

The primary function of our systems management software is to promptly identify and provide notification and an automated response to system problems such as application failures, system software crashes, hardware failures, slow response times and insufficient resource capacity. Our software continually monitors the performance, responsiveness and availability of systems and applications, and evaluates the capabilities of network services. These functions enable systems administrators to respond to actual or threatened performance degradation, and to plan and budget for additions, upgrades and configuration changes.

Windows,UNIX and Linux Management.    Windows server operating systems represent a large share of the platforms that organizations use for deploying their mission critical applications. Many applications, however, continue to run on UNIX and the Linux operating system continues to gain market momentum. The growth and deployment of varied systems and applications in highly complex computing environments have expanded and further complicated the challenges of managing the performance and availability of information technology systems. These challenges range from basic tasks, such as monitoring central processing unit utilization, memory and disk-space availability, to complex tasks such as monitoring Internet traffic, application response times and IT service levels. We offer the following products to address these challenges:

•	AppManager Suite is a comprehensive set of programs for managing, diagnosing, and analyzing the performance and availability of distributed Windows, UNIX, and Linux-based operating systems, including monitoring of service level metrics. AppManager also supports server applications, including Exchange, SQL, Oracle, SAP R/3, Lotus Domino and BlackBerry, among others; as well as web servers such as IBM WebSphere and BEA WebLogic. AppManager utilizes a centralized management console to define operating parameters and configurations through a central repository that operates in conjunction with agents that run on the servers and applications being managed.

•	Extended Management Pack (XMP) Modules for Microsoft Operations Manager (MOM) provide value-added management capabilities that enable MOM to manage Windows NT applications and non-Microsoft platforms and applications.

VoIP and Network Management.    Increasingly, companies are migrating voice communications onto Internet protocol-based computer network infrastructures using a technology called Voice over Internet Protocol or VoIP. Because network performance is essential to continuous and consistent availability of all critical services throughout the infrastructure, systems administrators continually monitor application performance and routinely test the impact of new applications, such as VoIP, on the network to identify and correct potential performance problems prior to deployment of new systems and upgrades to existing systems. Pre-deployment tests of a network to predict performance and assess readiness and post-deployment monitoring to maintain consistent performance are critical for a smooth VoIP implementation and high quality operations. We offer the following network management solutions and VoIP products:

•	Vivinet Assessor is a pre-deployment testing tool that enables the user to assess a network’s readiness for a VoIP implementation. Vivinet Assessor utilizes simulated VoIP traffic to assess network readiness and generates detailed reports to help pinpoint where network improvements may be required.

•	Vivinet Manager is a set of programs for real-time monitoring, management and reporting of the performance and availability of a user’s entire VoIP environment. These programs enable the user to quickly diagnose problems with call quality, call system health and network performance, and to automate problem management and response from a single console. Vivinet Manager modules and connectors also provide integration with many of the most common third-party VoIP tools and utilities.

•	Vivinet Diagnostics is designed to quickly pinpoint call quality problems in VoIP networks and to analyze reasons for reduced call quality. Vivinet Diagnostics software is designed to reduce the time needed to resolve voice quality issues and to reduce the skills required for VoIP troubleshooting, in both pre- and post-deployment environments.

•	Chariot is designed to measure and predict end-to-end performance of networked applications. The detailed performance data collected by Chariot enables users to optimize network performance, eliminate unnecessary upgrades and determine when network loads will necessitate new equipment. Using real-world application loads, Chariot generates simulated application traffic to evaluate the effect changes will have on existing applications.

    In July 2003, we granted Ixia exclusive distribution rights to our Chariot products in the United States and Canada through December 31, 2004, as well as a perpetual license to the source code for the Chariot products to develop and distribute derivative products. In addition to the license rights, Ixia was granted an option to purchase assets associated with our Chariot products. The purchase option expires on January 15, 2005. To date, Ixia has not exercised this option.

Security Management.

Today’s organizations face expanding security threats to their information technology systems as they rely on information technology to conduct critical business operations; as they gather, store and utilize growing amounts of highly sensitive customer and operational data; and as electronic attacks on information technology systems proliferate. Simultaneously, privacy legislation, such as HIPAA, and internal control legislation, such as Sarbanes-Oxley, are increasing the need for organizations to deploy a range of information technology security solutions. To meet today’s information technology security challenges, we offer security management solutions that combine vulnerability management with security event detection, as well as products for content security. Our security management products include:

•	NetIQ Security Manager is an advanced security event management product that reduces exposure time to security incidents and protects against downtime by providing real-time detection and prevention of security breaches and policy violations. This product centralizes the monitoring of leading third-party security products in a unified security console that automates responses to security alerts, and reduces false positives and superfluous alert data through multi-stage correlation of security events.

•	NetIQ Vulnerability Manager is designed to reduce security vulnerabilities and prevent downtime by enabling organizations to quickly and efficiently correct security exposures across their heterogeneous information technology environments. Vulnerability Manager allows users to identify and remediate compromised or vulnerable systems by establishing security configuration and policy baselines and by continuously auditing systems for security vulnerabilities.

•	NetIQ Patch Manager automatically scans and updates security patches on workstations and servers across an organization’s information technology infrastructure to prevent security exposures. This product automates discovery and reporting of missing patches and service packs, and facilitates the automated download and deployment of security patches.

•	VigilEnt Policy Center automates policy management best practices by enabling IT administrators to create security policies, distribute them online, educate employees, and track and report compliance.

•	Security Reporting Solutions include our Firewall Suite and Security Reporting Center. These products provide in-depth analysis of incoming and outgoing network traffic, which helps organizations optimize network security, ensure appropriate network and Internet use by employees, and manage network bandwidth requirements.

•	Security Solutions for iSeries provides industry-leading security products for IBM iSeries (AS/400) systems. These solutions include vulnerability assessment and policy compliance reporting, granular auditing and real-time security monitoring, log consolidation and analysis of OS/400 security journals, and user profile and password management.

•	Content Security Solutions include NetIQ MailMarshal and NetIQ WebMarshal. MailMarshal offers a fast, easy-to-use e-mail security solution that enforces an organization’s usage policies for e-mail and protects against spam and viruses. MailMarshal enables an organization to delete, quarantine or simply monitor and report on suspect mail messages and attachments, whether in-bound or out-bound, based on organizational needs. Our WebMarshal product is a configurable employee Internet management solution that enables administrators to enforce an organization’s policy for Internet use, thereby improving employee productivity, facilitating better utilization of computing resources, and reducing legal and operational risk.

Windows Administration.

We provide administration solutions that allow organizations to securely delegate administrative tasks, automate user account provisioning, implement end-user self-service, and enable auditing and policy enforcement. Our products for Windows administration include:

•	Security Administration Suite includes our Directory and Resource Administrator (DRA), Directory Security Administrator (DSA) and Group Policy Administrator (GPA) products. DRA provides advanced delegation and policy-based administration capabilities designed to reduce administrative workload and expense while enhancing security. DSA is an active directory permissions management solution that features role-based security, auditing and advanced analysis. GPA provides a platform for planning, managing, troubleshooting and reporting on group policies.

•	Group Policy Guardian is designed to minimize the risks associated with Group Policy Object (GPO) change management and helps users protect their Windows infrastructure from security exposures and service disruptions. Group Policy Guardian enables users to monitor, verify and track GPO changes in real-time while capturing the changes in an auditing database.

•	Secure Password Manager enables enterprise-wide password management by providing password synchronization, self-service password reset and automated password policy enforcement. In addition, this product automatically tracks and logs all password activity, enabling administrators to access, search and sort data for comprehensive auditing, improved service management and heightened security.

•	Migration Suite is a suite of configuration, consolidation, and migration tools that accelerate the transition to Windows 2000/2003 or Exchange 2000/2003 or between platforms, while minimizing the impact on IT resources and end-users.

Web Analytics.

In recent years, there has been an increased focus on building external and internal web sites for business functions, including eCommerce, information distribution, and customer/employee self-service. As a result, web sites have become an integral part of overall business strategy, facilitating communications with customers, vendors, employees, and investors. Successful web-based strategies require an understanding of how visitors interact with the company’s Internet and intranet sites and how various online and offline initiatives translate into bottom line results. Businesses need a means of forecasting, tracking, and integrating historical visitor data with other corporate and market databases in order to optimize these business functions, thereby reducing costs and growing revenues through higher returns on marketing investments. We offer the following products to address these challenges:

•	WebTrends 7 On Demand is our hosted web analytics solution. This offering provides real-time tracking and analysis of web site visitor behavior and customer segmentation to improve customer acquisition, conversion and retention, in order to enable WebTrends 7 users to improve their return on online investments.

•	WebTrends 7 Software is the software-based version of our WebTrends 7 On Demand solution that is licensed to run on a customer’s system.

•	WebTrends Intelligence Suite includes a web data warehouse, pre-defined and custom reports, tables and graph templates and analysis tools, and integrates with content management systems. This suite provides a broad view of web visitor activity that can be used to interpret user experience, determine marketing effectiveness, understand how visitors are using a web site and analyze eCommerce performance.

•	WebPosition Gold features keyword analysis as well as design recommendations from its Page Critic feature. The product enables users to build web pages around important keywords so as to enhance a page’s relevancy for search engine queries.

Sales and Distribution

Our products are sold through the following:

•	our direct sales force, which includes both enterprise field sales and inside sales organizations;

•	our reseller channel, which includes distributors, systems integrators, and value-added resellers; and

•	online from our web site.

Our products are also co-marketed or integrated and sold with the offerings of certain strategic partners, which include Internet service providers, original equipment manufacturers, system integrators, and others.

Field and Inside Sales.    We market our software and services through our 14 domestic and 21 international field sales offices.

During fiscal 2004, our direct sales organization was organized to reflect a named account focus. The field team is organized into three tiers; Major Account Managers, Account Managers and Corporate Sales Representatives. Both the Major Account Managers and Account Managers are field sales positions and they typically support enterprise clients. The Corporate Sales Representatives are inside sales personnel who support small to medium businesses. Our field and inside sales representatives are supported by system engineers and product specialists who assist with pre-sales activities.

Typically, our field sales process includes an initial sales presentation in person or over the phone, a product demonstration, a product evaluation period, a closing meeting and a purchasing process. Our sales process normally takes 30 to 180 days depending on the product, but this process can be longer for larger customers or enterprise-wide opportunities. A majority of our sales are from repeat customers who often purchase additional software and complementary NetIQ products as their environments become more complex, their needs change, and as we introduce new offerings.

Value Added Resellers, System Integrators, Distributors and Original Equipment Manufacturers.    The NetIQ Authorized Reseller Program provides training, technical support and priority communications, and facilitates joint sales and marketing activities with our channel partners. Our channel sales representatives focus on managing the sales activities of our regional channel partners and the branch sales offices of our national reseller partners. As of June 30, 2004 we had over 700 third-party channel partners who resold our products and provided services to our customers worldwide. Our top ten channel partners represented approximately 21%, 16% and 14% of our worldwide license revenue, in the aggregate, during fiscal 2004, 2003 and 2002, respectively.

International Revenue.    International revenue represented 36%, 23%, and 18% of total revenue during fiscal 2004, 2003 and 2002, respectively. Total revenue includes domestic revenue from the Microsoft agreement of $5.0 million, $60.0 million and $85.0 million during fiscal 2004, 2003 and 2002, respectively. As we expanded our international sales efforts and as revenue from Microsoft decreased in accordance with our agreement, the percentage of our revenues derived from international sources increased. During fiscal 2004 a majority of our international business was conducted in U.S. dollars.

Pricing.    We typically license our software to customers under non-exclusive, perpetual license agreements priced on a per-server or per-user basis. Our hosted web analytics service, WebTrends 7 On Demand, typically is sold on a page-view basis and customers are charged based on usage and time. Original purchases of maintenance and renewal maintenance are priced at specified percentages of the related list prices or license fees as specified in the contract. Training and consulting services generally are priced on a daily rate.

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

We often work with third parties to expand the market for our products. We have cooperative business relationships with developers of Windows and UNIX-based systems, including Dell Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation, Oracle Corporation, Sun Microsystems, Inc., and Unisys Corporation. We have similar relationships with developers of applications and technologies, including Akamai Technologies, Inc., Check Point Software Technologies Ltd., Cisco Systems, Inc., Research in Motion Limited, Trend Micro Inc., and VERITAS Software Corporation. As part of these relationships, we may cooperate in our engineering efforts or develop joint marketing programs with these partners.

We have a range of relationships with systems integration and consulting organizations that may recommend or sell our products to their customers or where we cooperate in serving joint customers. Examples of these relationships include Accenture, Avanade Inc., Electronic Data Systems Corp., HP Services, IBM Global Services, Siemens AG and Wipro.

Customer Support and Services

Customers typically purchase software maintenance with each new product license. Software maintenance generally includes software updates, telephone and e-mail support as well as customer self service on our web site. Customers are typically provided an option to renew their maintenance agreements on an annual basis. Our technical support organization provides product support to our current customers and to prospective customers in connection with product sales. Our support offerings are two tiered and our premium level offering includes support availability 24 hours per day, 7 days per week.

Our professional services group provides implementation and other services. Our training courses focus on enabling customers and partners to successfully implement, use and extend our products in their respective environments in a timely and cost-effective manner. End-user training is provided on a regularly scheduled basis at our training facilities in Houston, Texas, Portland, Oregon and Staines, United Kingdom and through our authorized training partners.

Research and Development

Our research and development organizations are responsible for the design, development and release of our products. These groups are organized into product management, development, quality assurance, documentation and localization disciplines by major product family. Members from each discipline form separate product teams that work closely with sales, marketing and customer support to better understand market needs and user requirements. Additionally, we have an information feedback loop with our customers designed to enable us to respond to and address their changing systems and security management and web analytics requirements. We also purchase or license third-party technology to shorten our time to market. The focus of our research and development efforts is to bring new products and services as well as new versions of existing products to market quickly in order to keep pace with the rapid evolution of technology and increasing customer demands. During fiscal 2004, 2003 and 2002 research and development costs were $68.1 million, $71.1 million and $61.0 million, respectively.

Competition

The markets for systems and security management software solutions and web analytics solutions are intensely competitive, and we expect competition to increase in the future. While there are few substantial barriers to entry at the low end, we expect to see increasing consolidation in the software industry, including among our competitors, which could increase the resources available to our competitors and the scope of their product offerings. Our competitors and potential competitors may have more name and brand recognition, develop more advanced technology, undertake more extensive sales and marketing campaigns, adopt more aggressive pricing policies and sales terms, and be able to leverage more extensive financial, customer and partner resources.

Our principal competitors include:

•	providers of network and systems management products, such as BMC Software, Inc., Computer Associates International, Inc., Hewlett-Packard Company, International Business Machines Corporation and Microsoft Corporation;

•	providers of security management solutions, such as ArcSight, BindView Corporation, Computer Associates International, Inc., Configuresoft, Inc., International Business Machines Corporation, Internet Security Systems, Inc., McAfee, Inc., netForensics Inc., and Symantec Corporation;

•	providers of administration products, such as BindView Corporation and Quest Software, Inc.;

•	providers of content security solutions, such as Clearswift Limited, Postini Corporation, SurfControl plc, Symantec Corporation, Trend Micro, Inc., Tumbleweed Communications Corp., and Websense, Inc.;

•	providers of web analytics solutions, such as Coremetrics, Inc., Digital River, Inc., DoubleClick Inc., International Business Machines Corporation, NetRatings, Inc., Omniture Inc., Sane Solutions, LLC, SPSS Inc., and WebSideStory, Inc.;

•	customers’ internal information technology departments that develop or integrate systems management, security management, or web analytics tools for their particular needs.

We also expect future product consolidation to be an important competitive factor, and that competitors may bundle their products with products similar to ours, or incorporate functionality into existing products that could render certain of our products unmarketable or obsolete. For example, Microsoft is a competitor of ours in certain markets and has a history of adding functionality to new versions of Windows in ways that may impair the success of formerly complementary products. Customer perception of this pattern could also adversely affect or delay sales of our products.

In addition, our ability to sell our products depends, in part, on their compatibility with other third-party products, such as operating systems and messaging, Internet and database applications. Some third-party software developers may change their products so that they compete with our products or are no longer compatible with our products. In particular, our business continues to be largely focused on the Microsoft Windows environment and Microsoft has typically provided to us pre-release notification of feature enhancements to its products and necessary development tools and information. If Microsoft stops this practice, we may be unable to coordinate our product offerings with Microsoft or to otherwise capitalize on new Microsoft product releases and feature enhancements.

Intellectual Property

Our success is heavily dependent on our ability to create proprietary technology and to protect and enforce our intellectual property rights in that technology, as well as our ability to defend against adverse claims of third parties with respect to our technology and intellectual property. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights in our products and services. These laws and procedures provide only limited protection. We presently have 18 issued or allowed patents in the United States, 24 pending patent applications in the United States, 6 issued or allowed foreign patents, and 24 pending patent applications in certain foreign jurisdictions. However, these patents may not provide sufficiently broad protection or they may not be enforceable in actions against alleged infringers. In addition, despite precautions that we take, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our current or future products, to independently develop similar or superior technology, or to design around the patents we own. Policing unauthorized use and transfer of our software is difficult and software piracy currently is and can be expected to continue to be a persistent problem. In licensing our products, other than in enterprise license transactions, we typically rely on “shrink wrap” or “clickwrap” licenses that are not signed by licensees. Such licenses may be unenforceable, in whole or in part, under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our intellectual property rights to as great an extent as do the laws of the United States. It may be necessary to enforce our intellectual property rights through the process of litigation, arbitration or other adversarial proceedings. As well, third parties may bring actions against us alleging intellectual property infringement, such as that brought by BMC against us and discussed under Legal Proceedings. The participation in such proceedings could be costly and distracting to management, and there is no assurance that we would prevail.

Employees

As of June 30, 2004 we had 1,322 employees, 526 of whom were in sales and marketing, 401 in research and development, 194 in customer support and services, and 201 in general and administration. None of our employees is represented by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

The following table sets forth information regarding our executive officers as of June 30, 2004.

Name	Age	Position
Charles M. Boesenberg	56	Chairman of the Board of Directors and Chief Executive Officer
James A. Barth(1)	61	Senior Vice President, Finance and Administration, and Chief Financial Officer
Marc B. Andrews	40	Senior Vice President & General Manager, Systems and Security Management
Betsy E. Bayha	53	Vice President, General Counsel and Secretary
Holly E. Files(2)	48	Senior Vice President, Worldwide Support and Services
Gregory L. Drew	51	Senior Vice President and General Manager, Web Analytics
David J. Ehrlich	41	Senior Vice President, Corporate Strategy and Development
Mark P. Marron	43	Senior Vice President, Worldwide Sales
Olivier J. Thierry	48	Senior Vice President, Marketing and Alliances
Richard M. Schell	54	Chief Technology Officer
Richard H. Van Hoesen(3)	49	Vice President, Finance and Chief Accounting Officer

(1)	Has announced his intention to step down as CFO and retire effective September 2004
(2)	Resigned effective June 30, 2004
(3)	We intend to appoint as Sr. Vice President, Finance and CFO following Mr. Barth’s retirement in September 2004.

Charles M. Boesenberg joined NetIQ as President and Chief Executive Officer in January 2002, was named Chairman of the Board of Directors in August 2002 and in April 2004 Mr. Boesenberg’s title was changed to Chief Executive Officer and Chairman of the Board of Directors. Prior to joining NetIQ, he was President of Post PC Ventures, a management and investment group from March 2000 to December 2001. From December 1998 to February 2000, Mr. Boesenberg served as President and Chief Executive Officer of Integrated Systems, Inc., a provider of embedded systems software. Before joining Integrated Systems, Mr. Boesenberg was President and Chief Executive Officer of Magellan Corporation, which was the surviving corporation of a merger with Ashtech, Inc., a position that he assumed in January 1995 with Ashtech. Magellan specializes in satellite navigation and communication products. Mr. Boesenberg has held senior executive positions with a number of technology companies including International Business Machines Corporation and Apple Computer, Inc. Mr. Boesenberg served as a member of the Board of Directors of Symantec Corporation, a provider of Internet security technology, from June 1994 until September 12, 2002, but did not participate in Symantec Corporation board meetings after assuming his position with NetIQ. Mr. Boesenberg currently serves as a member of the Board of Directors of Maxtor Corporation, a provider of hard disk drive storage products and solutions, where he serves on the Compensation Committee. Mr. Boesenberg served as a member of the Board of Directors of Epicor Software, a provider of integrated enterprise software solutions for mid-market companies, from December 2000 until May 2003. Mr. Boesenberg holds a B.S. in mechanical engineering from the Rose Hulman Institute of Technology and a M.S. in business administration from Boston University.

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

Marc B. Andrews was named Senior Vice President and General Manager of our Systems and Security Management business unit in January 2004 and for the period July 2002 through January 2004 he served as our Vice President and as General Manager for NetIQ Ltd, our UK subsidiary. Prior to joining NetIQ, Mr. Andrews was employed by BMC Software Inc., where he served as Vice President of Marketing for Europe, the Middle East and Africa from April 2001 through June 2002. Mr. Andrews also served as the Director of Strategic Business Unit Marketing at BMC for Europe, the Middle East and Africa from January 2000 through March 2001 and prior to that he served as the Regional Director of BMC in Dubai, United Arab Emirates from 1997 through 1999.

Betsy E. Bayha joined NetIQ as Vice President, General Counsel and Secretary in November 2001. Prior to joining NetIQ, Ms. Bayha was in private practice representing high technology corporations for more than 20 years. Ms. Bayha was a partner at General Counsel Associates from November 1994 through October 2001. From December 1986 through October 1994, Ms. Bayha was a partner at the international law firm of Coudert Brothers. Prior to 1986, Ms. Bayha held various positions with private law firms. Ms. Bayha holds a J.D. from Harvard Law School, an M.A. in public administration from The Ohio State University and a B.A. in economics from Oakland University.

Holly E. Files served as Senior Vice President, Worldwide Support and Services from April 2003 until her departure in June 2004, and for the period of February 2002 through March 2003 she served as our Vice President, Worldwide Services and Support. From July 2001 until February 2002, she served as the Chief Information Officer of 800.com. Ms. Files served as Vice President of Worldwide Services for WebTrends Corporation from November 1998 and continued in that position after it was acquired by NetIQ until July 2001. From July 1997 until November 1998, she served as Executive Director of Operations at Radiant Systems/RapidFire, a point-of-sale systems provider for the retail sector.

Gregory L. Drew was named Senior Vice President and General Manager, Web Analytics business unit in October 2003 and for the period April 2003 to October 2003 he served as Senior Vice President, Web Analytics Sales and Marketing. In April 2002 Mr. Drew founded DrewVentures, LLC, a management consulting firm specializing in advising clients on marketing, sales, customer service, operations and Internet strategies and he served as the Managing Partner from April 2002 until March 2003. In January 1998, Mr. Drew founded 800 Electronics and served as the President, Chief Executive Officer and Chairman of the Board from October 1998 until April 2002. From January 1997 until December 1997 Mr. Drew was employed by Now Software as Vice President, General Manager, End User Products Group and Vice President Worldwide Sales from April 1996 until December 1996. Mr. Drew has also held a variety of positions at Clientele Software, Central Point Software and Hewlett Packard Company. Mr. Drew is a graduate of Farleigh Dickenson University, with a B.S. in business management.

David J Ehrlich was named Senior Vice President, Corporate Strategy and Development in January 2004, after joining NetIQ as Vice President, Corporate Development in February 2003. Prior to joining NetIQ, Mr. Ehrlich was a consultant to the CEO and Board of Visual Networks from January 2002 until January 2003, and held the position of Senior Vice President, Product Marketing, Strategy, and Business Development at Visual Networks from November 2000 to January 2002, and Vice President from September 1998 to November 2000. Prior to joining Visual Networks, Mr. Ehrlich held various management positions at McKinsey & Company Inc., Orbyx Global Trade Group, Inc., and Wells Fargo Bank. Mr. Ehrlich holds an M.B.A from Harvard University and an B. A. and a M. S. in industrial engineering from Stanford University.

Mark P. Marron joined NetIQ as Senior Vice President, Worldwide Sales in August 2001. Prior to joining NetIQ, from 1999 to August 2001, Mr. Marron served as General Manager Worldwide Channel Sales for

Computer Associates International Inc., a provider of software and services that enable organizations to manage their IT environments. From 1997 to 1999, he served as Senior Vice President of Channel Sales and Operations for Europe, the Middle East and Africa, from 1993 to 1997, he served as Senior Vice President of Channel Sales for United States and from 1991 to 1993, he served as Vice President of Telesales at Computer Associates International, Inc. From 1989 to 1991 he served as District Sales Manager/Account Manager at On-Line Software International, and from 1988 to 1989, he was National Account Manager at Information Sciences, Inc. Mr. Marron holds a B.S. in computer science from Montclair State University.

Olivier J. Thierry was named Senior Vice President Marketing and Alliances in January 2004. Prior to being named to his current position with NetIQ Mr. Thierry served as Vice President of International Marketing for NetIQ from June 2001 until January of 2004. From February 1998 until June 2001 Mr. Thierry served as Vice President of Marketing and Product Management for Mission Critical Software, Inc. and continued in that position after it was acquired by NetIQ in May, 2000. He received his Bachelor of Commerce degree with a joint major in both Marketing and Computers and Systems from McGill University.

Richard M. Schell was named Chief Technology Officer in February 2004. From April 2003 until June 2004 Dr. Schell was Executive Vice President Products and for the period June 2002 through March 2003 he served as our Chief Technology Officer and General Manager, Performance and Availability Management. From February 2001 to June 2002, Dr. Schell was self-employed. Dr. Schell served as the Chief Executive Officer of iSharp, a provider of hosted solutions to monitor and administer site infrastructure performance, from September 1999 to February 2001, when the company filed for bankruptcy protection. From October 1994 to February 1998, he served as Senior Vice President, Product Development, at Netscape Communications, a provider of open client, server and integrated applications software. He holds an A.B., M.S. and a Ph.D. in computer science from the University of Illinois.

Richard H. Van Hoesen joined NetIQ in February 2003 as Vice President, Finance and was named Chief Accounting Officer in April 2004. From February 2000 until January 2003 Mr. Van Hoesen was Vice President and CFO at privately-held XACCT Technologies, Inc., a network-mediation software company. Mr. Van Hoesen held the position of Senior Vice President and General Manager from January 1999 through January 2000 of the Micro Focus business unit of Merant Inc. which was formed as a merger between Micro Focus PLC and Intersolv, Inc. From March 1998 until January 2000, Mr. Van Hoesen was Senior Vice President and Chief Financial Officer of Micro Focus PLC. Mr. Van Hoesen holds a B.S. in industrial engineering from Lehigh University and an M.B.A. from the Wharton School of the University of Pennsylvania.

ITEM 2.    PROPERTIES

Our corporate and administrative headquarters and certain research and development and sales and marketing personnel are located at the 85,000 square foot facility that we own in San Jose, California.

We lease properties in the following locations to house our additional research and development, sales and marketing, and general and administrative personnel:

Location	Area leased (sq. feet)	Lease expiration
Houston, Texas(1)	205,000	October 2004, November 2004 and, July 2005
Portland, Oregon(2)	76,000	December 2006
Morrisville (Research Triangle Park), North Carolina	23,000	September 2004
Manukau (Auckland), New Zealand(3)	12,100	April 2005
Staines, United Kingdom	11,000	March 2008
Herndon, Virginia	6,600	August 2009
Galway, Ireland	6,400	July 2007
Bellevue, Washington	5,200	June 2005
Tokyo, Japan	4,200	June 2005

(1)	Includes 90,000 square feet of office space vacated as part of our December 2002 restructuring plan of which 35,000 square feet are sub-leased through the term of the lease.
(2)	Includes 22,000 square feet of office space vacated as part of our December 2002 restructuring plan of which 8,000 square feet of unoccupied office space was sub-leased starting September 2003. Also includes 18,000 square feet of office space vacated as part of the June 2004 restructuring plan.
(3)	Facility vacated in July 2004, lease assigned through the remaining term.

We also lease various other smaller properties in the United States and foreign countries primarily for our sales and marketing personnel. A majority of these leases are for a period of less than one year. We believe that our properties are in good condition, adequately maintained and suitable for the conduct of our business. Certain of our lease agreements provide options to extend the lease for additional specified periods. For additional information regarding our obligations under leases, see Note 13 to our Consolidated Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS

In January 2003 BMC Software, Inc. (BMC) filed suit against us in the U.S. District Court for the Southern District of Texas (Court) for patent and trademark infringement. In August 2003 the Court ordered the litigation stayed, pending arbitration. In September 2003 BMC submitted to the American Arbitration Association a statement of claim seeking a declaratory judgment that BMC’s claims are not subject to arbitration and alleging that it believes that at least AppManager and our former operations manager product, the underlying technology of which is licensed to Microsoft, infringe the BMC patent. In October 2003 we submitted our initial answer, denying the claims of infringement asserted by BMC. In November 2003 we filed an amended answer and counterclaim alleging that BMC infringes a valid patent that we own. BMC has denied the allegations in our counterclaim. Each party seeks injunctive relief, compensatory and treble damages, interest, and attorneys’ fees with respect to its claims. Currently, discovery is in the very early stages.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the Nasdaq National Stock Market under the trading symbol “NTIQ”. The following table presents the range of high and low closing prices for our common stock for the two years ended June 30, 2004:

	Year Ended June 30,
	2004		2003
	High	Low	High	Low
Fourth Quarter	$14.81	$12.50	$16.86	$10.89
Third Quarter	$14.70	$12.57	$15.20	$11.00
Second Quarter	$13.55	$10.97	$17.74	$10.35
First Quarter	$17.06	$10.63	$21.72	$14.50

The number of record holders of the shares of our common stock was 264 as of August 31, 2004, which does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. Based on the number of annual reports requested by brokers, we estimate that we have approximately 11,000 beneficial owners of our common stock.

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

	Year Ended June 30,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Software license revenue	$141,236	$205,707	$207,848	$125,670	$37,235
Service revenue	120,409	104,517	70,391	41,267	10,685

Total revenue	261,645	310,224	278,239	166,937	47,920

Cost of software license revenue	9,265	10,090	4,048	2,114	800
Cost of service revenue	32,145	29,329	23,483	10,213	2,217
Amortization and impairment of purchased technology	20,649	25,436	21,109	8,976	658

Total cost of revenue	62,059	64,855	48,640	21,303	3,675

Gross profit	199,586	245,369	229,599	145,634	44,245

Operating expenses:
Sales, marketing and general and administrative	150,935	155,932	126,823	89,846	29,456
Research and development	68,059	71,105	61,016	39,607	10,109
Impairment of goodwill	150,842	330,484	—	—	—
Amortization of goodwill	—	—	751,763	535,770	62,524
Amortization of other intangible assets	14,906	18,520	20,198	9,940	1,002
Restructuring charge	1,998	5,280	—	816	—
Write-off of acquired in-process research and development	773	1,396	—	2,663	10,693
Employee stock-based compensation	318	796	3,247	2,001	696

Total operating expenses	387,831	583,513	963,047	680,643	114,480

Loss from operations	$(188,245)	$(338,144)	$(733,448)	$(535,009)	$(70,235)

Cumulative effect of change in accounting principle, net of income taxes	$—	$(579,338)	$—	$—	$—

Net loss	$(191,380)	$(908,741)	$(730,488)	$(523,833)	$(65,328)

Basic and diluted earnings per share:
Loss before cumulative effect of change in accounting principle	$(3.37)	$(6.19)	$(13.74)	$(12.48)	$(3.59)
Cumulative effect of change in accounting principle	—	(10.88)	—	—	—

Net loss per share	$(3.37)	$(17.07)	$(13.74)	$(12.48)	$(3.59)

Consolidated Cash Flow Data:
Cash provided by operations	$30,991	$47,124	$99,263	$52,880	$4,036
Net cash provided by (used in) investing activities	(27,919)	(48,086)	(53,163)	(181,456)	35,812
Purchases of property and equipment	(7,367)	(15,291)	(15,609)	(42,595)	(2,243)
Cash provided by (used in) acquisitions, net	(7,713)	(202,312)	—	6,768	—
Purchases of long-term investments	(3,000)	(5,000)	(2,800)	—	—
Cash provided by (used in) financing activities	(21,630)	13,803	(72,184)	30,454	138,167

	June 30,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$57,841	$76,095	$64,032	$89,494	$187,610
Short-term investments	229,781	237,281	411,861	377,287	145,916
Working capital	227,405	264,462	430,416	423,951	311,709
Other intangible assets	39,040	56,245	57,537	97,175	35,005
Goodwill	124,081	272,561	915,813	1,672,628	1,330,886
Total assets	543,902	753,770	1,548,643	2,322,529	1,721,761
Total stockholders’ equity	441,500	655,207	1,461,460	2,249,892	1,685,722

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, intentions, strategies, and expected operating results and financial condition. Forward-looking statements also include statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial position. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Factors That May Affect Future Operating Results” below and elsewhere in this Annual Report on Form 10-K.

Overview

We provide cross-platform systems and security management software, web analytics software and related services.

Our systems and security management solutions enable organizations to monitor, and proactively manage their IT infrastructure to assure the performance, availability, security, and more-efficient utilization of their IT environments. While our business initially was focused on management of systems and applications running on the Microsoft Windows operating system, we have expanded our business to include cross-platform systems management solutions and security management solutions for the Windows, UNIX, Linux and IBM iSeries operating systems, as well as offering web analytics software solutions.

Our strategy broadened after entering into an agreement with Microsoft in September 2000. Pursuant to this agreement we granted to Microsoft a non-exclusive perpetual license to our operations manager product and technology in exchange for $175 million in license revenue, payable in scheduled installments over three years, plus payment of an additional $15 million in marketing funds over three years. Microsoft has further developed this technology and offers basic systems management functionality for some versions of its Windows operating systems and some Microsoft applications. Following entry into the agreement with Microsoft, we began a broad diversification program to develop additional revenue streams and to extend our principal systems management product suite, AppManager. Revenue from customers other than Microsoft grew 19% from fiscal 2002 to fiscal 2003 but declined 7% from fiscal 2003 to 2004. AppManager license revenue, which represented approximately 40% of all non-Microsoft license revenue in fiscal 2004, has remained relatively flat since fiscal 2001. Excluding the fees from Microsoft, total revenue growth from fiscal 2002 through fiscal 2004 has been derived principally from increases in revenue from the provision of maintenance and other services.

Since fiscal 2001, to maintain the AppManager license revenue stream, we expanded its capabilities to provide support for other operating systems, principally UNIX and Linux, and increased support of non-Microsoft applications. To extend beyond systems management, we acquired WebTrends Corporation in March 2001, adding software solutions for tracking, reporting and analyzing web site traffic and usage to our product portfolio, and we have further expanded these product solutions since that time.

We also focused our expansion strategy on developing and acquiring security management products due to the anticipated convergence of systems and security management technologies and our perception of customer needs. We used an existing technology to develop products to manage security events. We acquired security firewall monitoring technology as part of the WebTrends acquisition and in December 2002 we acquired PentaSafe Security

Technologies, Inc. and Marshal Software, Ltd., both companies with security management technologies. During the balance of fiscal 2003 and in fiscal 2004 we integrated and further developed these products and technologies, releasing a focused set of security management products in the fourth quarter of fiscal 2004.

From fiscal 2001 through fiscal 2003, our revenue benefited substantially from license fees from the Microsoft agreement; $25.0 million (15% of total revenue) in fiscal 2001, $80.0 million (29% of total revenue) in fiscal 2002, and $65.0 million (21% of total revenue) in fiscal 2003. The last payment of $5.0 million (2% of total revenue) was received in the first quarter of fiscal 2004.

Our operating margin also benefited from the license fees from the Microsoft agreement as costs related to this revenue stream were insignificant. However, as part of our expansion strategy we increased spending, particularly in research and development, in fiscal 2002 and fiscal 2003, to develop and refine our products and those acquired through our acquisitions. Through the development and acquisition of a comprehensive security management product portfolio, and the convergence of systems and security management markets, we have positioned NetIQ to benefit from growth of the security management market.

Prior to fiscal 2004, we focused on marketing our systems management products principally to system or network administrators, and customer purchase approval levels were generally below the level of the chief information officer. As we expanded our product offerings and focused on broader solutions, it became increasingly important to develop broad-based relationships with our customers and to cultivate relationships at higher levels in our customers’ information technology (IT) organization. Beginning in July 2003 we refocused our sales strategy from territory-based to a named-account-based approach to better address the needs of customers and to focus our sales efforts more on product suites rather than individual products. As a result of the reorganization of our sales team following our acquisition of PentaSafe, the changing focus of our sales organization and the soft spending environment for IT products generally, we had high turnover of sales personnel and the productivity of our sales force did not meet our expectations during the second half of fiscal 2003 and through fiscal 2004. During fiscal 2004, we implemented expanded product, solution and process training. As our sales strategy matured throughout fiscal 2004, turnover of sales personnel abated significantly.

As a result of the decreasing revenue received under the Microsoft agreement, integration and restructuring costs related to our acquisitions and low sales force productivity, our operating margins were under heavy pressure during the 2003 and 2004 fiscal years. Also, because our growth strategy was dominated by acquisitions, some of which were consummated at high valuations prior to the decline in stock prices after fiscal 2002, our financial results were subjected to revaluation charges and impairments of goodwill. Upon our adoption, in July 2003, of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, we evaluated the fair value of goodwill and took a transitional impairment charge of $579.3 million, characterized as the cumulative effect of a change in accounting principle. During fiscal 2003 and fiscal 2004, we incurred further impairment charges of $330.5 million and $150.8 million, respectively, leaving a balance of $124.1 million in goodwill at June 30, 2004.

In connection with our acquisition of PentaSafe in December 2002 and the resizing of the combined businesses, we adopted a plan to eliminate redundant positions in both the NetIQ and PentaSafe workforces and to vacate excess facilities. We terminated the employment of 55 employees of PentaSafe and accrued $1.7 million related to severance benefits which we accounted for as part of the acquisition of PentaSafe. We also terminated the employment of 52 NetIQ employees and vacated certain of our leased facilities, resulting in a charge of $5.3 million, reflected as a restructuring charge in the second quarter of fiscal 2003. In the fourth quarter of fiscal 2003, we announced a further reduction in force designed to lower operating costs and to better support the convergence of the systems management and security management markets, by combining our systems and security management business units and streamlining our organizational structure. As a result, we terminated the employment of 108 employees, including four senior executives. Total severance costs of $1.5 million relating to this reduction in force were recorded as sales and marketing, research and development and general and administrative expenses in fiscal 2003.

In October 2003 we announced a more sharply focused strategy for fiscal 2004 and identified five key priorities: (1) refine and narrow our focus to five major product lines in our systems and security management business, (2) renew contact with and re-sell AppManager to our existing customers, (3) sell to our current AppManager customers our other major product lines, (4) revise our marketing and sales strategy for Windows Administration products, and (5) improve sales force productivity and operating performance.

The strategic focus in fiscal 2004 was largely successful. We refocused our systems and security management development teams, sales force and partners around five key product areas: AppManager Suite, VigilEnt Security Manager, Security Manager and VigilEnt Log Analyzer, Windows Administration products and our Marshal family of content security solutions. Our efforts resulted in major product releases in each of these areas, the enhancement and re-branding of VigilEnt Security Manager as NetIQ Vulnerability Manager, the consolidation and enhancement of Security Manager and VigilEnt Log Analyzer as NetIQ Security Manager and the training of sales teams, partners and customers. Recently, we further narrowed our product priority to three major systems and security management product areas, (1) AppManager Suite, (2) NetIQ Security Manager, and (3) NetIQ Vulnerability Manager, in addition to our WebTrends 7 products. Each of these major products has been recently upgraded. We also sold or licensed others to further develop and distribute lower volume products such as SQL tools, Chariot, and some AppManager modules, freeing up development resources to focus on the major product areas. Finally, we acquired the Group Policy Administrator and Group Policy Guardian products within the Windows Administration product family and WebPosition Gold in the Web Analytics product family.

Our senior executives, sales personnel and product management personnel developed programs to work with our existing AppManager accounts, ensuring they understood the benefits and capabilities of the AppManager suite of products. This resulted in increased maintenance renewals for AppManager products as well as increased sales of new licenses, including licenses for our UNIX/Linux cross-platform management products. In the fourth quarter of fiscal 2004, revenue for AppManager products was up year over year. As a result of greater involvement with our customers and renewed success of AppManager Suite, about half of our larger transactions in the third and fourth quarters also included other products, typically security management products. In addition, by repositioning Windows Administration products, revenue in the fourth quarter of fiscal 2004 for these products was up substantially year over year.

Improving sales force productivity is continuing to receive our greatest attention. We believe that our major account focus is appropriate and is enhancing our relationships within accounts. As well, turnover of sales personnel declined every quarter during fiscal 2004, and our program of significant additional product and process training appears to be improving sales capability. The first sign of our improved sales productivity has been the rise in sales pipeline, which represents all of our sales opportunities, throughout fiscal 2004, which we expect to result in further improvements in order rate in fiscal 2005.

In June 2004, we restructured our business in an effort to enhance our customers’ experience with NetIQ products and services by creating a more efficient business and to enable better collaboration between key functions. Our security management development activities and our systems and security technical support operations were consolidated in Houston, Texas. To better align our internal information systems with our business units we also reorganized our IT department. In connection with this restructuring, we terminated the employment of 86 employees and vacated a facility in Portland Oregon and a facility in Auckland, New Zealand, resulting in a restructuring charge of $2.5 million. In the financial statements this charge is partially offset by a $504,000 recovery of the fiscal 2003 restructuring charge. We anticipate improving operating performance in fiscal 2005 as a result of this restructuring.

Our growth strategy has become more focused on growing revenue from internally developed products and solutions since we believe we have many of the technology building blocks necessary to develop valuable solutions for our customers. However, we intend to continue to acquire small companies, products and technologies as well as to enter into strategic alliances that complement our overall technology and solutions strategy.

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

Revenue Recognition

We primarily generate revenue from licensing software and providing related services. We recognize revenue in accordance with accounting principles generally accepted in the United States of America, as set forth in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and AICPA SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and other related pronouncements. In accordance with these statements, we recognize revenue upon meeting each of the following criteria:

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

We defer license revenue until all of the criteria noted above are met. We defer maintenance revenue and recognize it ratably over the maintenance term, typically one year. We defer advance payments for hosted services and recognize such revenue based upon page views or ratably over the term of the contract. We defer consulting and training revenues and recognize them as those services are performed.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. However, future events are subject to change and our best estimates and judgments may require further adjustments; therefore actual results could differ from our current estimates. Significant estimates made in the accompanying financial statements are:

•	Allowance for Uncollectible Accounts—We provide an allowance for uncollectible accounts receivable based on our assessment of the collectibility of specific customer accounts and an analysis of the remaining accounts receivable. Changes in the allowance are included as a component of general and administrative expense on the statement of operations and comprehensive loss. The allowance for uncollectible accounts was $671,000 at June 30, 2004, $1.1 million at June 30, 2003 and $1.4 Million at June 30, 2002 reflecting our stronger customer base and focused improvements by our credit and collection team.

•	Allowance for Sales Returns—We provide an allowance for sales returns in the same period the related revenues are recorded. The estimates are based on historical trends in product returns. Revenue is recognized net of the provision for sales returns. The allowance for sales returns was $863,000 at June 30, 2004, $1.1 million at June 30, 2003 and $1.6 million at June 30, 2002 reflecting improved management of product returns. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the sales return allowance would be made in the period such determination is made and revenues in that period could be materially affected.

•	Other Intangible Assets—We record intangible assets when we acquire companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Certain identifiable intangible assets such as purchased technology and customer lists are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition and goodwill is capitalized, subject to periodic review for impairment. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Should conditions be different than management’s assessment, material write-downs of the fair value of intangible assets may be required. We periodically review the estimated remaining useful lives and capitalized value of our other intangible assets. A reduction in the estimate of remaining useful life and capitalized value could result in accelerated amortization expense or a write-down in future periods.

•	Goodwill—Under the current accounting guidelines adopted on July 1, 2002 we ceased amortization of goodwill but periodically assess remaining value for impairment. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill, as of April 30, or in the interim if impairment indicators are identified with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. Should conditions be different than management’s last assessment, significant write-downs of goodwill may be required. Goodwill as of June 30, 2004 was $124.1 million.

•

Restructuring Liabilities and Facility Reserves—We regularly evaluate the utilization of our facilities and when future use of a specific facility is no longer required and no longer occupied, we record a charge for the remaining costs, net of any sublease or other recoveries anticipated. In connection with our significant acquisitions and from time to time in an effort to better respond to customer needs, to reduce operating costs or to facilitate better collaboration between organizations, we also restructure our operating activities and organizations, eliminating redundancies in personnel and facilities. Establishing reserves for unoccupied facilities typically involved greater judgment than for personnel as sublease rental income or other recoveries are more difficult to estimate than severance benefits or salary continuation payments. At June 30, 2004, we had $1.4 million reserved for unoccupied facilities and $361,000 reserved for employee severance benefits.

•	Provision for Income Taxes—The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are principally the result of the tax benefit of disqualifying dispositions of stock options, which will be credited to equity when realized. We have established a valuation allowance to fully reserve deferred tax assets due to the uncertainty regarding their realization.

Results of Operations

Total Revenue.    Total revenue and year-over-year changes are as follows (in thousands, except percentages):

				Percentage Change
	2004	2003	2002	2003 to 2004	2002 to 2003
Software license revenue	$136,236	$145,707	$122,848	(7)%	19%
Software license revenue under Microsoft agreement	5,000	60,000	85,000	(92)%	(29)%

Total software license revenue	141,236	205,707	207,848	(31)%	(1)%
Service revenue	120,409	104,517	70,391	15%	48%

Total revenue	$261,645	$310,224	$278,239	(16)%	11%

	Revenue as % of Total Revenue Inclusive of Microsoft Revenue			Revenue as % of Total Revenue Exclusive of Microsoft Revenue
	2004	2003	2002	2004	2003	2002
Software license revenue	52%	47%	44%	53%	58%	64%
Software license revenue under Microsoft agreement	2%	19%	31%	N/A	N/A	N/A

Total software license revenue	54%	66%	75%	53%	58%	64%
Service revenue	46%	34%	25%	47%	42%	36%

Total revenue	100%	100%	100%	100%	100%	100%

Total revenue decreased by $48.6 million or 16%, from fiscal 2003 to 2004 and increased by $32.0 million or 11% from fiscal 2002 to 2003.

Software License Revenue.    Total software license revenue decreased by $64.5 million or 31% from fiscal 2003 to 2004, primarily due to a $55.0 million decrease in revenue under the Microsoft agreement during fiscal 2004. Software license revenue, excluding revenue from the Microsoft agreement, decreased $9.5 million or 7% from fiscal 2003 to 2004. This decrease was primarily a result of low productivity of the sales organization, confusing product positioning regarding some of our security management products, lack of integration of our security management products, a delay in releasing a new version of our WebTrends software and the continued challenging economic environment. In addition, an increasing percentage of our WebTrends customers are using our hosted service rather than buying our software, resulting in a shift from license revenues to service revenues.

The decrease in license revenue from 2004 to 2003 together with improved maintenance revenue and other service revenue resulted in a decline of license revenue as a percentage of total revenue.

Total software license revenue decreased by $2.1 million or 1% from fiscal 2002 to 2003, primarily due to a $25.0 million decrease in revenue under the Microsoft agreement during fiscal 2003. This decrease was partially offset by inclusion of license revenue from our acquisitions of PentaSafe and Marshal and growth in our non-Microsoft revenue for a total increase in non-Microsoft revenue of $22.9 million, or 19% during the same period. Software license revenue, excluding revenue from the Microsoft agreement, as a percentage of total revenue has declined 6% from fiscal 2002 to 2003. The decrease in the percentage of software license revenue to total revenue resulted in part due to the inclusion of a full year of WebTrends hosted service revenue and an increase in maintenance revenue.

Pursuant to the schedule of payments set forth in the agreement with Microsoft, software license revenue from Microsoft began a sequential decline in the quarter ended December 31, 2002 with the final payment received during the first quarter of fiscal 2004.

Service Revenue.    Service revenue consists of revenue from the sale of maintenance service agreements, consulting services and training services, as well as the sale of hosted web analytics services. Maintenance revenue represented 86%, 83% and 81% of total service revenue in fiscal 2002, 2003 and 2004, respectively. The declining percentage of maintenance revenue is due to increases in hosted services revenue and consulting and training revenue. Service revenue increased by $15.9 million and $34.1 million, or 15% and 48%, from fiscal 2003 to 2004 and from fiscal 2002 to 2003, respectively. The increase was primarily due to additional maintenance fees associated with new software licenses, renewals by our existing customers, and the inclusion of the operations of PentaSafe and Marshal from December 2002 onwards. Service revenue increased in absolute terms due to the compounding effect of our base of installed licenses, a significant majority of our customers renewing their maintenance service agreements and increases in revenue from our hosted web analytics service. Service revenue grew more rapidly in fiscal 2003 over 2002, than in fiscal 2004 over 2003 due to the inclusion in fiscal 2003 of the existing service agreements from PentaSafe and Marshal compared to the overall slower license revenue growth in fiscal 2004. We expect our service revenue to continue to grow as a percentage of total revenue in fiscal 2005 as the license revenue from Microsoft ceased in August 2003, our installed base increases, and existing customers renew maintenance contracts.

Total Cost of Revenue.    Total cost of revenue and year-over-year changes are as follows (in thousands, except percentages):

	2004	2003	2002
Cost of software license revenue	$9,265	$10,090	$4,048
As percentage of license revenue	7%	5%	2%

Cost of service revenue	$32,145	$29,329	$23,483
As percentage of service revenue	27%	28%	33%

Amortization of purchased technology	$20,649	$24,638	$21,109
Impairment of purchased technology	$—	$798	$—

Total cost of revenue	$62,059	$64,855	$48,640

As percentage of total revenue	24%	21%	17%

Total cost of revenue decreased by $2.8 million or 4% from fiscal 2003 to 2004 and increased by $27.3 million or 33%, from fiscal 2002 to 2003.

Cost of Software License Revenue.    Cost of software license revenue includes royalties paid to third parties personnel costs and costs associated with software packaging, documentation such as user manuals and CDs, and production, as well as shipping. Cost of software license revenue as a percentage of related license revenue increased from 2% during fiscal 2002 and 5% during fiscal 2003 to 7% during fiscal 2004. The increase primarily is due to the decline in revenue from Microsoft, which did not have any costs associated with it and to increases in royalty expense and fulfillment costs from fiscal 2002 to fiscal 2003. Cost of software license revenue decreased by $825,000 from fiscal 2003 to fiscal 2004 due to a net decrease in royalty expense as a result of our acquisition of technology that was previously subject to a royalty agreement. Although the purchased technology is being amortized, other technology became fully amortized during the period as an offset. We expect cost of software license revenue to decrease as revenue associated with purchased technology increases while amortization of the cost remains fixed. We also expect to realize increased costs savings associated with the broader implementation of electronic software delivery which was completed in the fourth quarter of 2004, which significantly reduces the need for packaging and delivery.

Cost of Service Revenue.    Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services, training services, and costs associated with our hosted service. Cost of service revenue as a percentage of related service revenue decreased from 33% during fiscal 2002 to 28% during fiscal 2003 and to 27% during fiscal 2004.

The improvement in our services gross margin in fiscal 2004 and fiscal 2003 is primarily attributable to greater efficiencies in providing technical support services and to increased maintenance revenue as a significant majority of our customers renewed their maintenance agreements.

We expect service revenue to increase in absolute dollars as our installed license base grows and, as a consequence, our cost of service revenue to increase in absolute dollars. We also intend to increase the number of consulting service employees and to sell additional services to better enable our customers to take greater advantage of the new features and functionality of our products.

Amortization and Impairment of Purchased Technology.    Purchased technology consists of developed software capitalized in our acquisitions and is amortized using the straight-line method over the estimated useful life, generally three years. Amortization increased from $21.1 million during fiscal 2002 to $25.4 million during fiscal 2003 due to additional amounts capitalized in acquisitions and decreased to $20.6 million during fiscal 2004 due to amounts capitalized in prior acquisitions becoming fully amortized. Additionally, we recorded a charge of $798,000 during the fourth quarter of fiscal 2003 related to discontinuance of the VigilEnt User Manager technology purchased as part of the PentaSafe acquisition. We expect to amortize approximately $12.4 million of purchased technology during fiscal 2005, absent further acquisitions or impairments.

Operating Expenses

Sales and Marketing.    Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, and expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows, lead generation activities and proportionately allocated facilities and information technology costs, net of payments from Microsoft for product promotions.

Sales and marketing expenses and year-over-year changes are as follows (in thousands, except percentages and headcount):

	2004	2003	2002
Sales and marketing expenses	$123,985	$131,912	$107,713
Percentage change from previous year	(6)%	22%
As a percentage of total revenue	47%	43%	39%

Headcount at June 30	526	529	493

Sales and marketing expense decreased by $7.9 million or 6%, from fiscal 2003 to 2004. The decrease in absolute dollars resulted principally from our lower revenue during the current period, resulting in the payment of lower commissions and bonuses, combined with our implementation of cost savings measures. Sales and marketing expense increased by $24.2 million or 22%, from fiscal 2002 to 2003. The increase in absolute dollars resulted principally from our acquisitions of PentaSafe and Marshal during fiscal 2003, and from hiring additional field sales and support, inside sales and marketing personnel, expanding our sales infrastructure, increasing the number of third-party channel partners, and higher sales commissions. Sales and marketing as a percentage of revenue increased to 47% in fiscal 2004 from 43% and 39% in fiscal 2003 and fiscal 2002, respectively. The increase in the percentages was principally the result of the reduction of revenue from Microsoft in each fiscal year, which revenue did not require significant sales or marketing expenditures. During fiscal 2005, we expect sales and marketing expenses to increase and to remain at about the same percentage of total revenue as in fiscal 2004.

Research and Development.    Our research and development expenses consist primarily of salaries and other personnel-related costs, consulting fees, depreciation and proportionately allocated facilities and information technology costs. To date, we have expensed all research and development costs as incurred in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, as technological feasibility is established at the time our software development process is completed.

Research and development expenses and year-over-year changes are as follows (in thousands, except percentages and headcount):

	2004	2003	2002
Research and development	$68,059	$71,105	$61,016
Percentage change from previous year	(4)%	17%
As a percentage of total revenue	26%	23%	22%

Headcount at June 30	401	442	423

Research and development expenses decreased by $3.0 million or 4% from fiscal 2003 to 2004. This decrease in absolute dollars resulted principally from lower overall headcount and payment of lower bonuses partially offset by the effect of annual base salary increases that took place in November 2003. Research and development expense increased $10.1 million from fiscal 2002 to 2003 or 17%. This increase resulted principally from increases in headcount, including personnel from our acquisitions of PentaSafe and Marshal. Our strategy since signing the license agreement with Microsoft in September 2000 was to increase spending in research and development through fiscal 2003. As a result, we have brought to market a number of new products. During fiscal 2005, we expect research and development expenses to remain relatively unchanged from spending levels reported in fiscal 2004 resulting in a small decrease as a percentage of total revenue as total revenue is expected to increase from fiscal 2004 over 2005. The consolidation of research and development for security management products in fiscal 2004, together with the release of major updates for the large majority of our products in fiscal 2004 is expected to allow us to focus a greater number of existing personnel on new product areas.

General and Administrative.    Our general and administrative expenses consist primarily of personnel costs for finance and administration, as well as directors and officers insurance, professional services expenses, such as legal and accounting fees, and proportionately allocated facilities and information technology costs.

General and administrative expense and year-over-year changes are as follows (in thousands, except percentages and headcount):

	2004	2003	2002
General and administrative	$26,950	$24,020	$19,110
Percentage increase from previous year	12%	26%
As a percentage of total revenue	10%	8%	7%

Headcount at June 30	201	187	157

General and administrative expenses increased by $2.9 million and $4.9 million, or 12% and 26%, from fiscal 2003 to 2004 and from fiscal 2002 to 2003, respectively. The increase in fiscal 2004 is primarily due to an increase in legal expense, additional costs associated with Sarbanes-Oxley legislation compliance, increased premiums associated with directors and officers insurance, increased fees paid to board members and an overall increase in other professional fees required to manage and support our business. In fiscal 2003, we also incurred higher legal expense than in fiscal 2002, as well as higher premiums for directors and officers insurance. In fiscal 2002, general and administrative expenses included $1.5 million associated with a warrant issued to an executive search firm in March 2002 for recruiting services in connection with recruiting our chief executive officer. During fiscal 2005, we expect our general and administrative expenses to remain at approximately the same absolute spending levels as reported in fiscal 2004.

Employee Stock-Based Compensation.    Deferred employee stock-based compensation represents the intrinsic value of unvested options assumed in acquisitions and the charges associated with the grant of options at less than fair market value. The deferred amount is being amortized over the vesting periods of the assumed and granted options, generally four years. During fiscal 2004, 2003 and 2002, we recognized employee stock-based compensation expense of $318,000 $796,000 and $3.2 million, respectively. The decrease in fiscal 2004 and 2003 is due to the decrease in amortization of deferred employee stock based compensation related to the assumption of WebTrends options, which has decreased over time in accordance with the vesting periods. During fiscal 2005, we expect to amortize approximately $1.0 million of deferred employee stock-based compensation.

Amortization of Other Intangible Assets.    Amortization of other intangible assets includes amortization of capitalized values relating to customer contracts, customer lists, patents, and trade name intangibles from our acquisitions. Other intangible assets are amortized using the straight-line method over their estimated useful life, generally three years. Amortization decreased from $20.2 million during fiscal 2002 to $18.5 million during fiscal 2003 and to $14.9 million during fiscal 2004. The decrease in the amortization during fiscal 2003 and fiscal 2004 resulted from the full amortization of amounts capitalized in previous acquisitions, partially offset by intangible assets capitalized in connection with our acquisitions in December 2002 and March and April of 2004. During fiscal 2005, we expect to amortize approximately $8.7 million of other intangible assets, absent further acquisitions.

Impairment and Amortization of Goodwill.    During fiscal 2002 we amortized $751.8 million of goodwill recognized in our acquisitions. We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on July 1, 2002 and accordingly stopped amortizing goodwill on that date. Upon adoption of SFAS No. 142, we recorded a one-time, non-cash transitional impairment charge of $579.3 million to reduce the carrying value of our goodwill from previous acquisitions. The charge is reflected as the cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations. There was no income tax effect resulting from the change in accounting principle.

We conducted our first annual review for impairment of goodwill as of April 30, 2003 and recorded a non-cash charge of $330.5 million. The impairment charge is attributable to our revised forecast for operating profits and cash flows.

Revenue for the three months ended September 30, 2003 was significantly lower than we anticipated. Because a significant portion of our revenues historically has been generated during the last month of each fiscal quarter, the actual drop-off in revenue compared with plan was not evident until the end of the quarter. Accordingly, as of September 30, 2003 we reduced our forecasted future operating profits and cash flows. This significant change in estimated future results required us to perform an interim review of goodwill for impairment, as prescribed by SFAS No. 142. This resulted in a further non-cash impairment charge of $150.8 million during the three months ended September 30, 2003. We completed our annual test of impairment as of April 30, 2004 and noted no further impairment.

In assessing the carrying amount of goodwill as of July 1, 2002, April 30, 2003, September 30, 2003 and April 30, 2004 the fair values of the reporting units were estimated using a combination of the discounted cash flows and comparable transactions methodologies.

Write-off of Acquired In-Process Research and Development Costs.    During fiscal 2004 and 2003 we expensed $773,000 and $1.4 million, respectively, for in-process research and development costs related to acquisitions. These values were established by applying the income approach, which considers the present value of the projected free cash flows expected to be generated by the products. These costs were charged to operations at the date of the acquisition as the uncompleted development projects had not reached technological feasibility and did not have alternative future uses at those dates. No such charges were recorded during fiscal 2002.

Restructuring Charge.    During fiscal 2004, we recorded a restructuring charge of $2.5 million related to an effort to enhance our customers’ experience with NetIQ products and services, to create a more efficient business structure and to better enable collaboration between key functions. During fiscal 2003, we recorded a restructuring charge of $5.3 million related to a plan to terminate employment of 52 employees and vacate certain of our facilities that will no longer be used due to resizing the combined business after the acquisition of PentaSafe. No such charge was recorded during fiscal 2002. The $2.5 million charge in fiscal 2004 was offset by a recovery of $504,000 related to the expected recovery of personnel and facility reserves related to the fiscal 2003 restructuring charge.

Total Other Income, Net

	2004	2003	2002
Interest income	$5,013	$10,764	$19,438
Foreign exchange gains (losses)	(396)	1,406	(479)
Impairment of long-term investment	(4,100)	(1,438)	—
Other income (expense)	148	19	(229)

Total	$665	$10,751	$18,730

For fiscal 2004, 2003 and 2002, total other income, net was $665,000, $10.8 million and $18.7 million, respectively. The decrease in interest income is primarily the result of lower interest income earned on our cash and cash equivalents and short-term investments, due to the continuing decline in the yield on new investments as earlier investments mature, as well as lower cash and investment balances due to our use of cash. Foreign exchange gains and losses have fluctuated as a result of changes in foreign exchange rates affecting the remeasurement of US dollar denominated monetary accounts held in foreign subsidiaries with local functional currencies, particularly euro. Impairments of long-term investments included in fiscal 2004 a charge of $4.1 million from a write down of an investment and in fiscal 2003 a charge of $1.4 million resulting from a write down of an investment in an affiliate, based on management’s assessments that the declines in value were other than temporary.

Income Taxes.    We recorded income tax expense of $3.8 million, $2.0 million, and $15.8 million in fiscal 2004, 2003, and 2002, respectively. The increase in income tax expense in fiscal 2004 compared to 2003 is primarily due to an increase in foreign taxes payable. The decrease in the income tax expense in fiscal 2003 compared to fiscal 2002 is a result of the decrease in taxable income and a reduction in our effective tax rate from 39% during fiscal 2002 to 38% in fiscal 2003. The tax benefit associated with dispositions from employee stock plans reduced federal and certain state income taxes payable other than federal alternative minimum tax to zero, in fiscal 2004, 2003 and 2002.

Recent Accounting Pronouncements

In December 2002, the Emerging Issue Task Force (EITF) reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this accounting standard did not have a significant impact on our financial position and results of operations.

The Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN No. 46 (FIN 46-R) in December 2003. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN No. 46-R did not have an impact on our financial position, results of operations or cash flows as we have no variable interest entities.

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of this accounting standard did not have a significant impact on our financial position, results of operations and cash flow.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150, which defers the effective date for various provisions of SFAS No. 150. As of June 30, 2004, we had no financial instruments within the scope of this pronouncement.

In November 2003, the EITF reached an interim consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. Those additional disclosures have been incorporated into the accompanying footnotes. In March 2004, the EITF reached a final consensus on this issue to provide additional guidance which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods beginning after June 15, 2004. The adoption of this accounting standard did not have a significant impact on our financial position, results of operations or cash flow.

Liquidity and Capital Resources

As of June 30, 2004, we had $57.8 million in cash and cash equivalents and $229.8 million in short-term investments, for a total of $287.6 million compared to a total of $313.4 million as of June 30, 2003 a decrease of $25.8 million. The primary reasons for the decline during fiscal 2004 were the use of approximately

$21.6 million in our stock repurchase program, net of proceeds from the sale of common stock, and the use of $27.9 million in investing activities. These uses were partially offset by $31.0 million of cash flows provided by operations.

Cash flows from operations have been positive in each year presented even though we have sustained net losses as reflected on the statement of operations and comprehensive loss. Net losses of $191.4 million, $908.7 million and $730.5 million in fiscal 2004, 2003 and 2002, respectively, have been largely the result of non-cash charges relating to depreciation and amortization and impairments of goodwill and long-term investments. Depreciation and amortization represents depreciation and amortization of costs related to physical assets such as our headquarters building, leasehold improvements in leased facilities and computer and other equipment, as well as amortization of goodwill in fiscal 2002 and amortization of purchased technology and other intangible assets in each of the three fiscal years presented.

Amortization of goodwill in fiscal 2002 was $751.8 million. Upon the adoption of SFAS 142 effective July 1, 2003, we ceased amortization of goodwill and recorded a transitional impairment of $579.3 million reflected as the cumulative effect of a change in accounting principle. In fiscal 2003 and 2004, we recorded additional impairments of goodwill of $330.5 million and $150.8 million, respectively, as we re-evaluated our business prospects and future cash flows. Goodwill remaining on the balance sheet at June 30, 2004 was $124.1 million.

Our investing activities resulted in net cash outflows of $27.9 million, $48.1 million and $53.2 million in fiscal 2004, 2003 and 2002, respectively. The principal uses of cash during fiscal 2004 were the acquisition of product and technology previously licensed and the acquisition of a small business for a combined amount of $23.1 million. Other principal uses of cash during fiscal 2004, 2003 and 2002, were acquisitions of property and equipment of $7.4 million, $15.3 million and $15.6 million, respectively. The larger amounts spent in fiscal 2003 and 2002 included purchases related to major new programs for sales force automation and enterprise resource planning. Cash outflows also included purchases of short-term investments of $203.8 million, $183.0 million and $305.5 million in fiscal 2004, 2003 and 2002, respectively, and long-term investments of $3.0 million, $5.0 million and $2.8 million during fiscal 2004, 2003 and 2002, respectively. The principal sources of cash from investing activities during fiscal 2004, 2003 and 2002 were proceeds from the sales and maturities of short-term investments of $209.5 million, $357.3 million and $270.9 million, respectively.

Our financing activities resulted in net cash outflows of $21.6 million and $72.2 million during fiscal 2004 and 2002, respectively, and a net cash inflow of $13.8 million in fiscal 2003. During 2004 and 2002, we used cash of $36.9 million and $88.6 million to repurchase our common stock in open market transactions. In September 2004 our Board of Directors approved the repurchase of up to an additional $50.0 million of our common stock in open market transactions during the succeeding 12 months. Sources of cash during these periods were principally from exercises of stock options and issuance of shares under our employee stock purchase plan.

Long-term Obligations and Commitments

The following summarizes our contractual obligations and commitments as of June 30, 2004 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands, including lease payments accrued as part of our restructuring liability, facility reserve, and goodwill):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Operating leases	$10,348	$5,676	$4,433	$239	$—
Future minimum royalty payments	3,856	703	3,153	—	—

Total long-term obligations and commitments	$14,204	$6,379	$7,586	$239	$—

Also, see Note 13 to the Consolidated Financial Statements for additional information regarding our long-term obligations.

We believe that our cash and cash equivalent balances, short-term investments, and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements, or for other purposes, and may seek to raise such additional funds through public or private equity financings or from other sources; however, we may not be able to obtain adequate or favorable financing at that time.

From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products or technologies. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. We have no current plans, agreements, or commitments, and are not currently engaged in any negotiations with respect to such material or significant transactions.

Employee Stock Options

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity and substantially all of our employees participate in our option program. During fiscal 2004, 79% of the options granted, were granted to employees other than our five mostly highly compensated executive officers. Options granted under the plans expire no later than 10 years from the grant date and generally vest within 4 years. Since August 2002, employee options granted were for a term of not more than seven years. We also have an employee stock purchase plan under which employees are entitled to purchase a limited number of shares at 85% of fair market value. See Note 10 to the Consolidated Financial Statements for additional information regarding our stock option plans.

We have assumed other option plans in connection with our acquisitions. Generally, these options were granted under terms similar to the terms of our stock option plans at prices adjusted to reflect the relative exchange ratios in the acquisition.

The following information is presented to reflect the activity, including grants to our listed officers and status of our outstanding options to enhance stock option disclosures and dilution.

Options granted to employees, including officers and non-employee directors, and the dilutive effect of options granted are summarized as follows:

	Year Ended June 30,
	2004	2003	2002
Total options granted	6,774,998	2,124,750 (1)	5,611,027 (2)
Less options canceled	(3,259,892)	(5,821,744) (3)	(1,659,123)

Net options (canceled) granted	3,515,106	(3,696,994)	3,951,904

Net (cancelations) grants as a percentage of oustanding shares(4)	6.2%	(6.8)%	7.4%
Grants to top five listed officers as a percentage of total options granted(5)	21.2%	15.3%	31.9%
Grants to top five listed officers as a percentage of outstanding shares(4)	2.5%	0.6%	3.4%
Cumulative options held by top five listed officers as a percentage of total options outstanding(6)	22.5%	19.4%	17.6%

(1)	Excludes 3,848,214 options assumed in connection with acquisition and 2,848,145 options regranted as part of our 2003 tender offer.
(2)	Excludes 1,304,606 options regranted as part of our 2001 tender offer.
(3)	Excludes 2,848,145 options cancelled and regranted in our 2003 tender offer.
(4)	Outstanding shares at the beginning of each fiscal year.
(5)	“Listed Officers” are those defined for proxy statements as our Chief Executive Officer (CEO) and each of the four other most highly compensated executive officers during the respective fiscal years.
(6)	Outstanding options at the end of each period.

A summary of stock option activity under our plans is as follows:

		Options Outstanding
	Shares Available for Options	Shares	Weighted- Average Exercise Price
Outstanding, June 30, 2002	1,659,509	13,638,049	$31.36
Granted	(2,124,750)	2,124,750	$16.31
Regranted under tender offer	(2,848,145)	2,848,145	$16.00
Assumed in acquisitions	—	3,848,214	$11.80
Exercised	—	(1,174,385)	$5.45
Tendered by employees	5,276,953	(5,276,953)	$34.85
Canceled	3,392,936	(3,392,936)	$27.95
Expired	(2,175,940)	—	—
Additional shares reserved	2,529,235	—	—

Outstanding, June 30, 2003	5,709,798	12,614,884	$21.26
Granted	(6,774,998)	6,774,998	$13.69
Exercised	—	(888,285)	$9.98
Canceled	3,259,892	(3,259,892)	$19.85
Expired	(854,912)	—	—
Additional shares reserved	2,600,000	—	—

Outstanding, June 30, 2004	3,939,780	15,241,705	$18.86

A summary of outstanding in-the-money and out-of-the-money options as of June 30, 2004 is as follows:

	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-Money	1,099,667	$8.14	1,480,971	$11.84	2,580,638	$10.26
Out-of-the-Money(1)	6,004,465	$25.00	6,656,602	$16.65	12,661,067	$20.61

Total Options Outstanding	7,104,132	$22.39	8,137,573	$15.77	15,241,705	$18.86

(1)	Out-of-the-money options have an exercise price equal to or above the closing price of $13.20 at June 30, 2004.

Options granted to top five listed officers during fiscal 2004 are as follows:

	Number of Securities Underlying Option Granted	Percentage of Total Options Granted to Employees(1)	Exercise Price Per Share	Expiration Date		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name						5%	10%
Charles M. Boesenberg (CEO)	1,000,200	14.76%	$13.95–$14.08	9/8/2010	(2)	$5,715,114	$13,318,554
Marc B. Andrews	150,200	2.22%	$13.95–$14.18	1/06/2011	(3)	$861,999	$2,008,730
Mark P. Marron	125,200	1.85%	$13.95	9/8/2010	(2)	$710,652	$1,656,029
James A. Barth	80,200	1.18%	$13.95	9/8/2010	(2)	$455,095	$1,060,472
Holly E. Files	80,200	1.18%	$13.95	9/8/2010	(2)	$455,095	$1,060,472

Total	1,436,000	21.2%

(1)	Based on a total of 6,774,998 options granted to employees during the twelve months ending June 30, 2004.
(2)	200 options expiring by September 8, 2008.
(3)	200 options expiring by September 8, 2008 and 50,000 options expiring by September 8, 2010.

Option exercises during fiscal 2004 and remaining option holdings for top five listed officers as of June 30, 2004 are as follows:

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at June 30, 2004		Value of Unexercised In-the-Money Options at June 30, 2004(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Charles M. Boesenberg (CEO)	—	$—	1,437,698	1,062,502	$—	$—
Marc B. Andrews	—	$—	39,348	185,852	$—	$—
Mark P. Marron	—	$—	109,575	190,625	$—	$—
James A. Barth	—	$—	262,977	95,000	$242,663	$—
Holly E. Files	—	$—	41,450	—	$—	$—

(1)	Option values based on stock price of $13.20 at June 30, 2004.

The following table summarizes common stock subject to future issuance under the Company’s equity compensation plans as of June 30, 2004:

	Stock to be issued upon exercise of outstanding options (1)	Weighted- average exercise price	Stock remaining available for future issuance under equity compensation plans
Plans approved by stockholders(2)	10,196,535	$20.03	3,368,465	(3)
Plans not approved by stockholders(4)	3,774,923	$17.90	571,315

Total	13,971,458		3,939,780

(1)	Does not include an aggregate of 1,270,247 shares of common stock to be issued upon exercise of options assumed in connection with our acquisitions. No additional awards will be granted under these plans.
(2)	Includes the 1995 Stock Plan (1995 Plan) and the 1999 Employee Stock Purchase Plan (Purchase Plan).
(3)	Does not include 2,145,770 shares of common stock reserved for issuance pursuant to the Purchase Plan.
(4)	Includes the 2002 Stock Plan (2002 Plan), the Amended and Restated 1998 Stock Incentive Compensation Plan, including the Approved UK Sub Plan (1998 Plan), and the Mission Critical Software, Inc. 1997 Stock Plan (Mission Critical Plan).

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

Plans not approved by stockholders.    On January 25, 2002 our Board of Directors approved and adopted the 2002 Plan, and reserved 1,500,000 shares for issuance thereunder. At June 30, 2004 the number of shares of common stock subject to outstanding options under the 2002 Plan is 1,143,734, and the number of shares of common stock that may be granted under the 2002 Plan is 302,352. Our Board of Directors or one or more committees of the Board of Directors administer the plan and have the power to interpret the terms of the Plan and awards granted pursuant to the Plan. The 2002 Plan may be used for non-statutory grants only and no options may be granted to executive officers or directors. These options may be granted at not less than 85% of fair market value, but are generally issued at fair market value, generally become exercisable over four years, and expire between 5 and 10 years after the date of grant.

As a result of our acquisition of WebTrends on March 30, 2001 we assumed the outstanding options granted by WebTrends under the 1998 Plan. On December 17, 2001 the Board of Directors approved and adopted the NetIQ Corporation Approved UK Sub Plan (UK Sub Plan) and reserved 500,000 shares for issuance there under. On October 21, 2003, the Board of Directors approved the reduction of the number of shares reserved for issuance under the UK Sub Plan from 500,000 shares to 250,000 shares. The UK Sub Plan was approved by the United Kingdom Inland Revenue in February 2002 and we have used the shares available under the UK sub plan only for the purpose of granting options to our employees in the United Kingdom. At June 30, 2004 the number of shares of common stock subject to outstanding options under the 1998 Plan is 2,107,301, and the number of shares of common stock that may be granted under the 1998 Plan is 268,963. Our Board of Directors or one or more committees of the Board of Directors administer the 1998 Plan and have the power to interpret any provision of the 1998 Plan. These options are granted at fair market value at the date of grant, generally become exercisable over four years, and expire between 5 and 10 years after the date of grant.

As a result of our acquisition of Mission Critical Software, Inc. (Mission Critical) on May 12, 2000, we assumed the outstanding options granted by Mission Critical under the Mission Critical Plan. At June 30, 2004 the number of shares of common stock subject to outstanding options under the Mission Critical Plan is 523,888, and no additional shares of common stock can be granted under the Mission Critical Plan. Our Board of Directors or one or more committees of the Board of Directors administer the plan and have the power to interpret the terms of the Plan and awards granted pursuant to the Plan. These options are granted at fair market value at the date of grant, generally become exercisable over four years, and expire between 5 and 10 years after the date of grant.

Warrant not approved by stockholders.    In March 2002 we issued a warrant to purchase 140,000 shares of common stock at an exercise price of $21.81 per share to an executive search firm in connection with the search for our chief executive officer. The warrant was immediately vested and exercisable. The warrant was valued at $1.5 million using the Black-Scholes pricing model with the following assumptions: contractual life of 16 months, risk free interest rate of 3.87%, volatility of 111%, and no dividends paid during the contractual term. The fair value of the warrant was expensed in March 2002 and is included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss. No shares were issued pursuant to the warrant and the warrant expired unexercised on July 28, 2003.

Factors That May Affect Future Results

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem less significant also may impair our business operations. The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating results.

We may not be able to achieve or sustain the revenue growth rates sufficient to achieve targeted operating profit levels.

In fiscal 2004, our total revenue, which consists of software license revenue and services revenue, declined 16% compared to fiscal 2003 revenue. Software license revenue in fiscal 2004 was 31% lower than in fiscal 2003. Although services revenue increased by 15% in 2004 compared to 2003, the percentage increase was less than the 48% growth in services revenue in 2003 compared to 2002.

In part, the decrease in total revenue and software license revenue is attributable to the scheduled decline in license payments made to us under our September 2000 agreement with Microsoft to license our operations manager technology. The agreement provided for a total license fee of $175.0 million to be paid in installments during fiscal 2002, 2003 and 2004. The size of the installment payments made under the agreement decreased starting in the second quarter of fiscal 2003 and the final payment was made by Microsoft in August 2003. To date, we have not fully replaced the revenue from Microsoft with other revenue sources. In addition, our non-Microsoft revenue declined by 7% in fiscal 2004 as compared to the prior year.

We may not be able to sustain or increase our revenue in future periods due to one or more of the factors discussed in the next risk factor. In particular, continued weakness in IT spending, increased competition and pricing pressures could contribute to such a result.

We expect our revenue to fluctuate for a number of reasons, and therefore it is difficult to predict our future operating results.

Our revenue and operating results have varied substantially from quarter to quarter in the past and are likely to vary significantly in the future. These fluctuations are due to a number of factors, many of which are outside of our control, including:

•	general economic conditions and the discretionary nature of our customers’ purchasing practices, IT budgets and budget cycles;

•	the timing of new product introductions or enhancements by us, our competitors and our platform vendors, which may result in purchase deferrals by our customers in anticipation of new products;

•	competitive conditions in our industry, including new products, product announcements and special pricing offered by our competitors;

•	our ability to introduce new products and enhancements and the timing of their release;

•	our ability to complete specific sales transactions in a given quarter or fiscal year;

•	fluctuation in the number and size of orders in a quarter; and

•	our ability to recognize revenues from the fees we charge to our customers.

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

We have made substantial investments in developing and acquiring new products, services and technologies, and have made investments in, and acquisitions of, other companies. We intend to continue to make investments in products, services and technologies, and may in the future acquire or make investments in companies we perceive to be complementary or to have synergies with our business. The risks we may encounter in connection with such investments include:

•	the investment may not further our business strategy, we may pay more than the investment proves to be worth, the technology may not be feasible or may fail to be popular with customers, or economic conditions may change, all of which may diminish the value of the investment to us;

•	we may fail to anticipate new technology development, customer requirements or industry standards, or may be unable to develop or purchase new products, services and technologies that adequately address these developments, requirements or standards in a timely manner;

•	we may have difficulty integrating the investment with our business, marketing and sales strategies;

•	we may have difficulty integrating any acquired technologies, operations or personnel into our existing business and product lines; and

•	our ongoing business may be disrupted by transition or integration issues arising from the investment.

The failure of our investments to produce anticipated benefits may also adversely affect our operating results, as a consequence of amortization of purchased technology and other intangible assets, other acquisition or investment related charges, and impairment charges associated with goodwill. During fiscal 2002, we amortized $751.8 million of goodwill related to our acquisitions and in accordance with SFAS No. 142 had no goodwill amortization in fiscal 2003 and 2004. We may be required to record charges for impairment if a product or technology is discontinued, if we pay more than an investment is worth, or if an investment subsequently declines in value. Upon adoption of SFAS No. 142, on July 1, 2002, we recorded a transitional impairment charge of $579.3 million and have subsequently recorded impairment charges of $330.5 million on April 30, 2003, and $150.8 million on September 30, 2003. These impairment charges are attributable to our revised forecasts for future operating profits and cash flows from our investments, and reflect the decline in our market capitalization. If in future periods we discontinue additional products, or determine that our remaining goodwill from acquisitions has become further impaired or that our investments have further declined in value, we will be required to record additional charges. Goodwill as of June 30, 2004 was $124.1 million.

The consideration paid in connection with an investment or acquisition also affects our immediate operating results and financial condition. To the extent we issue shares of stock or other rights to purchase stock, such as options, the stock holdings of existing stockholders will be diluted and earnings per share may decrease. To the extent we pay cash for future investments or acquisitions our cash reserves will be further reduced and interest income may decline.

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

Our inability to rapidly respond to changes in our revenue and to adopt appropriate expense levels may result in operating continued losses or a shortfall in operating profits.

As a consequence of our acquisitions and in response to the changing business environment, we have adopted a number of measures to better align our expenses with anticipated revenues, including various reductions in force and the closure of several facilities. In addition, at the beginning of fiscal 2004, we re-aligned our sales force from a territory orientation to a named account orientation to better focus on our existing customer base, and we realigned our products into solution sets. The focus on specific customers and product solution sets, together with our recent implementation of a value-based sales approach, was intended to enable us to meet customer needs more quickly and achieve more cost-effective sales operations. However, these measures have not been wholly successful. We believe that the disruption caused by our sales realignment significantly contributed to increased turnover of personnel and reduced sales force productivity in fiscal 2004.

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

In April 2004 we announced a restructuring of our business, consolidating our security management development activities in Houston. We adopted a plan to eliminate redundant positions in both the New Zealand and the US workforces and to vacate excess facilities, and terminated the employment of 86 employees and vacated certain of our leased facilities. To better align our internal information systems with our business units we also reorganized our IT department. In April 2003, we announced a reduction in force designed to lower operating costs and to better support the convergence of the systems management and security management markets, by combining our systems and security business units and streamlining our organizational structure.

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

Since our inception, we have incurred significant net losses. During fiscal 2004, 2003 and 2002, we reported net losses of $191.4 million, $908.7 million and $730.5 million, respectively. These losses principally resulted from amortization and impairment of goodwill, amortization of purchased technology and other intangible assets, and other acquisition related charges. During fiscal year 2005 we expect amortization of purchased technology and other intangible assets to be $21.0 million. We could incur additional impairment charges in future periods.

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

Detection of any significant errors may result in, among other things, lost or delayed market acceptance and sales of our products, diversion of development resources, injury to our reputation, and increased service and warranty costs. Errors in our software may also result in expensive and time-consuming litigation, and the potential award of substantial damages. While our software license agreements typically contain limitations and disclaimers that purport to limit our liability for damages resulting from errors in our software, there is no assurance that such limitations and disclaimers will be enforced by a court or other tribunal or will otherwise effectively protect us from such claims. This is particularly true with respect to those of our products licensed under “shrink wrap” or “clickwrap” license agreements that are not signed by licensees, but also may apply to negotiated license agreements. We presently carry errors and omissions insurance against such claims, but there is no assurance that such insurance coverage will be adequate to cover any losses as a result of bugs or errors or will be available in the future on commercially reasonable terms.

Our business requires the creation of technology and the effective protection and enforcement of our intellectual property rights in that technology.

Our success is heavily dependent on our ability to create proprietary technology and to protect and enforce our intellectual property rights in that technology, as well as our ability to defend against adverse claims of third parties with respect to our technology and intellectual property. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights in our products and services. These laws and procedures provide only limited protection. We presently have 18 issued or allowed patents in the United States, 24 pending patent applications in the United States, 6 issued or allowed foreign patents, and 24 pending patent applications in certain foreign jurisdictions. However, these patents may not provide sufficiently broad protection or they may not be enforceable in actions against alleged infringers. In addition, despite precautions that we take, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our current or future products or to independently develop similar or superior technology or design around the patents we own. Policing unauthorized use and transfer of our software is difficult and software piracy can be expected to be a persistent problem. In licensing our products, other than in enterprise license transactions, we typically rely on “shrink wrap” or “clickwrap” licenses that are not signed by licensees. Such licenses may be unenforceable, in whole or in part, under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our intellectual property rights to as great an extent as do the laws of the United States. It may be necessary to enforce our intellectual property rights through the process of litigation, arbitration or other adversarial proceedings. Such proceedings could be costly and potentially distracting to management, and there is no assurance that we would be successful in such proceeding.

Third parties could assert that our products infringe their intellectual property rights.

Third parties may claim that our current or future products infringe their intellectual property rights, and these claims, whether they have merit or not, could harm our business by increasing our costs, reducing our revenue or by creating customer concerns that result in reduced sales. This is particularly true in the patent area, as an increasing number of U.S. patents covering computer software have been issued during the past few years. Patent owners may claim that one or more of our products infringes a patent held by the claimant. For example, in January 2003, one of our competitors, BMC Software, Inc., initiated a lawsuit alleging that one or more of our products infringed a BMC patent. These claims were subsequently submitted to arbitration. Although we believe these claims to be without merit, claims such as these could affect our relationships with existing customers and may discourage future customers from purchasing our products. The intensely competitive nature of our industry and the importance of technology to our competitors’ businesses may enhance the likelihood of being subject to third-party claims of this nature. Any such claims, even if without merit, could be time consuming, result in potentially significant litigation costs or damages, cause product shipment delays and require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on commercially favorable terms or at all. Such claims could also force us either to stop selling, incorporating or using products or services that incorporate the allegedly infringing intellectual property or to redesign those products or services that incorporate such technology. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry grows, the functionality of products in different industry segments overlaps, and the number of issued software patents increases.

We face challenges in the retention of key management, technical and sales personnel.

We depend on certain key management, technical and sales personnel and on our ability to attract and retain highly qualified personnel. Given recent competitive pressures, we anticipate that our ability to retain key personnel will become more difficult should the economy improve and make more positions available, thus enhancing employee mobility. As well, our ability to attract and retain personnel may be made more difficult by anticipated changes in the accounting treatment of stock-based compensation, which may limit our ability to use broad-based stock option grants as a means to attract and retain qualified personnel. The volatility or lack of improvement in our stock price may also affect our ability to attract and retain key personnel, who may expect to realize value from our stock options.

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

Our prior growth, including through acquisitions, as well as recent business and regulatory requirements, has resulted in new and increased responsibilities for our management personnel; a need to upgrade our operational, financial, and management information systems; and the need to develop and implement cost-effective systems, standards, controls, procedures and policies, including documentation of the internal controls procedures required by Section 404 of the Sarbanes-Oxley Act of 2002. In particular, we have been required to improve our accounting and financial reporting systems in order to accommodate our growth on a global basis and to meet the requirements of a changing regulatory environment. We are continuing the process of modifying and refining our customer relationship management system and enterprise resource planning system to better meet our needs and to provide the enhanced reporting required by increased competitive pressures and regulatory requirements. Most recently, we have implemented eServices technology that provides self-service support capabilities to our customers as well as electronic fulfillment systems that reduce the cost and time required to fulfill customer orders. The failure, poor performance or errors of any of these systems could impact our ability to sell and deliver our products or could result in our inability to maintain our internal controls to the standards required by applicable law, any of which could in turn materially and adversely impact our business, including our ability to meet our revenue and expense targets.

We rely on our network and data center infrastructure for internal communications, communications with customers and partners, direct sales of our software products, sales lead generation and direct provision of fee-based services. That infrastructure and our other facilities are vulnerable to damage from human error, physical or electronic security breaches, power loss and other utility failures, fire, earthquake, flood, sabotage, vandalism and similar events. In addition, continued attempts to exploit security vulnerabilities in infrastructure products pose a threat to the stability of our IT infrastructure. Despite precautions, a natural disaster or other incident could result in interruptions in our service or significant damage, and affect our provision of services and fulfillment of product orders, our ability to process product orders and invoices, and our ability otherwise to timely conduct our business operations.

Our international sales and operations subject us to additional risks that can adversely affect our operating results.

We derive a substantial and increasing portion of our revenues from customers outside the United States and are continuing to expand our international operations. We have support and administrative services operations in Galway, Ireland, Tokyo, Japan and Staines, United Kingdom, as well as a number of other foreign locations, to provide sales and sales support. Our international operations are subject to a variety of risks, including:

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

To date, a substantial portion of our sales have been denominated in US dollars, and we have not used risk management techniques or “hedged” the risks associated with fluctuations in foreign currency exchange rates. In fiscal 2004 we recorded a loss of approximately $396,000 and in fiscal 2003 we recorded a gain of $1.4 million resulting principally from the remeasurement of US dollar denominated monetary accounts held in subsidiaries with local functional currencies, in particular euro. In the future, if we do not engage in hedging these balances or otherwise reduce our exposure to the remeasurement of US dollar denominated assets, our results of operations could be subject to further fluctuations. In addition, to the extent that we continue to sell and pay expenses in foreign currencies, the US dollar values reported in revenue and expenses could vary significantly as a result of fluctuations in foreign currency exchange rates.

Our global operations, especially those outside of the United States, also subject us to laws relating to the use and transfer of personally identifiable information about our customers, employees and other individuals.

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

To further increase our revenues, we have increasingly relied on indirect distribution channels as a means of growing product sales, including with respect to international sales. These relationships, both domestically and internationally, are typically non-exclusive and can be terminated upon short notice. This strategy presents a number of risks and uncertainties including:

•	the ability of resellers or integrators to cease marketing or integrating our products with little or no notice;

•	the ability of our resellers or integrators to market or use competitive products or services from third parties and to promote such third-party products or services in preference to ours;

•	the effectiveness of our resellers and integrators in marketing our products;

•	the difficulty in attracting and replacing high quality resellers and integrators;

•	the potential for conflicts between our direct and indirect sales channels resulting in lost sales and customer confusion or dissatisfaction; and

•	risk associated with accurately reporting revenue arising from these indirect distribution channels.

We have recently experienced several changes in our senior management team.

We have recently undergone significant changes in senior management. On April 5, 2004, we announced the planned retirement of James A. Barth, Senior Vice President and Chief Financial Officer. Richard H. Van Hoesen, our Vice President of Finance and Chief Accounting Officer, has been named to succeed Mr. Barth as our Chief Financial Officer. On January 7, 2004 we announced the promotion of Marc B. Andrews to Senior Vice President and General Manager of our Systems and Security Management business unit. On October 28, 2003 we announced the promotion of Gregory L. Drew, Senior Vice President Sales and Marketing, to Senior Vice President and General Manager of our Web Analytics business unit. Thomas R. Kemp, Senior Vice President of Corporate Strategy and Development, resigned on December 22, 2003, and was replaced by David J. Ehrlich, who was promoted to Senior Vice President of Corporate Strategy and Development on January 7, 2004. Steven M. Kahan, Senior Vice President of Marketing, resigned on December 12, 2003, and was replaced by Olivier J. Thierry, who was promoted to Senior Vice President, Worldwide Marketing and Alliances on January 7, 2004. Our success will depend to a certain extent on our ability to assimilate these changes in our leadership team.

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

The accounting rules applicable to our business have undergone significant changes in recent years, and future changes in accounting regulations and related interpretations and policies, particularly those related to expensing of employee stock options, could cause us to account for our business in ways that may adversely affect our operating results and investor perception of those results. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, currently we apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock-based compensation. Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. A change in accounting rules that would require us to change the way we account for such options to include a deferred compensation liability on our balance sheet and to include the deemed expense associated with such options in our statement of operations may, if adopted, reduce our operating income or increase operating losses as a result of these non-cash expenses. In such an event, investor perception of our results of operations may be adversely affected and our stock price may fall.

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

Certain provisions of our certificate of incorporation and bylaws and certain provisions of Delaware law could delay or make difficult a change in control that a stockholder may consider favorable. Our certificate of incorporation allows our Board of Directors to designate and issue one or more series of preferred stock that may have rights preferences and privileges superior to our common stock without any action by our stockholders. Our bylaws limit the ability of a stockholder to call a special meeting. We have a classified Board of Directors, with staggered, three-year terms, that may lengthen the time required to gain control of the Board of Directors. In addition, certain of our officers are parties to a Change of Control Agreement or other agreements with us that provide for the acceleration of stock option vesting and the payment of certain compensation in the event such officer’s employment is terminated within a specified period after a change of control. In addition, our 1995 and 2002 Stock Plans provide for acceleration of stock option vesting in the event an employee’s employment is terminated within a specified period after a change of control. Any of these provisions could dissuade a potential acquirer from seeking to acquire control of NetIQ, which in turn could result in our stockholders not being able to participate in premiums that may otherwise have been offered in a potential acquisition.

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

Our business is transacted principally in U.S. dollars. During the nine months ended June 30, 2004, 20% of the total amount of our invoices was in currencies other than the U.S. dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, Japan, New Zealand, Singapore, South Korea, Spain, Sweden, Switzerland, and the United Kingdom. We believe that a natural hedge exists in some local currencies, as local currency denominated revenue offsets some of the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of June 30, 2004, we had no hedging contracts outstanding.

At June 30, 2004 we had $57.8 million in cash and cash equivalents and $229.8 million in short-term investments. Based on our cash, cash equivalents and short-term investments at June 30, 2004 a 10% change in interest rates would change our annual interest income and cash flows by approximately $518,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required to be filed under this Item and the Schedule of Valuation and Qualifying Accounts are presented in Item 15.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal year, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b)	Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have a disclosure controls committee comprised of key individuals from a variety of disciplines in the company that are involved in the disclosure and reporting process. The committee meets regularly to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, are subject to inherent limitations. These limitations include the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to our executive officers, see the section captioned “Executive Officers” at the end of Part I of this report. All other information required by this item is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement to be filed in connection with our 2004 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section captioned “Executive Compensation” contained in the Proxy Statement to be filed in connection with our 2004 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the section captioned “Beneficial Ownership of Company Stock” contained in the Proxy Statement to be filed in connection with our 2004 Annual Meeting of Stockholders.

See the information contained under the heading “Employee Stock Options” within Item 7 of this Form 10-K regarding common stock subject to future issuance under the Company’s equity compensation plans and warrant agreements as of June 30, 2004.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section captioned “Certain Relationships and Related Transactions” contained in the Proxy Statement to be filed in connection with our 2004 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section captioned “Audit and Related Fees” contained in the Proxy Statement to be filed in connection with our 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report:

1. Financial Statements.    The following financial statements of the Company and the Report of Deloitte & Touche LLP, Independent Auditors, are included in this Report on the pages indicated:

2.  Financial Statement Schedules.    The following financial statement schedule of the Company for the years ended June 30, 2004, 2003 and 2002, is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

Schedule	Title	Page
II	Valuation and Qualifying Accounts	75

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3.  Exhibits.

Exhibit Number	Description

3(a)+	Restated Certificate of Incorporation of NetIQ (incorporated by reference to the exhibit 3(a) filed with NetIQ’s Registration Statement on Form S-4, declared effective February 23, 2001)

3(b)+	Restated Bylaws of NetIQ (incorporated by reference to the exhibit 3(ii) filed with NetIQ’s Quarterly Report on Form 10-Q filed February, 13, 2004)

4(a)+	Specimen Common Stock Certificate (incorporated by reference to the exhibit 4.1 of NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

4(b)+	Registration Rights Agreement, dated May 14, 1997 by and among NetIQ and certain NetIQ stockholders identified therein (incorporated by reference to the exhibit 4.2 of NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.1+	Form of Indemnification Agreement between NetIQ and each of its directors and executive officers (incorporated by reference to the exhibit 10.1 filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.2	Form of Change of Control Severance Agreements between NetIQ and each of its executive officers – Amended

10.3A+	Amended and Restated 1995 Stock Plan

10.3B+	Form of Stock Option Agreement under the Amended and Restated Stock Plan (incorporated by reference to the exhibit 10.3B filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.3C+	Form of Director Option Agreement under the 1995 Amended and Restated Stock Plan (incorporated by reference to the exhibit 10.3C filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.4A+	1999 Employee Stock Purchase Plan (incorporated by reference to the exhibit 10.4A filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.4B+	Form of Subscription Agreement under the 1999 Employee Stock Purchase Plan (incorporated by reference to the exhibit 10.4B filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.5A+	2002 Stock Plan (incorporated by reference to the same exhibit 10.5 filed with NetIQ’s Initial employee benefits plan statement on Form S-8, filed January 30, 2002)

10.5B	Form of 2002 Option Agreement

10.6*+	License, Development and Marketing Agreement, dated September 25, 2000 between NetIQ and Microsoft Corporation (incorporated by reference to the exhibit 10.10 filed with NetIQ’s Quarterly Report on Form 10-Q, filed November 14, 2000)

Exhibit Number	Description

10.7+	Employment Agreement, dated January 25, 2002 by and between NetIQ and Charles M. Boesenberg (incorporated by reference to the exhibit 10.12 filed with NetIQ’s Quarterly Report on Form 10-Q, filed February 12, 2002)

10.8+	Action by Unanimous Written Consent of the Compensation Committee of NetIQ, effective as of January 25, 2002 (incorporated by reference to the exhibit 10.13 filed with NetIQ’s Quarterly Report on Form 10-Q, filed February 12, 2002)

10.9+	Common Stock Warrant Agreement, dated March 31, 2002 by and between NetIQ and Heidrick & Struggles, Inc. (incorporated by reference to the exhibit 10.16 filed with NetIQ’s Quarterly Report on Form 10-Q, filed May 14, 2002)

10.10A+	Amended and Restated 1998 Stock Incentive Compensation Plan (incorporated by reference to the exhibit 10.17 filed with NetIQ’s Quarterly Report on Form 10-Q, filed May 14, 2002)

10.10B	Form of Amended and Restated 1998 Stock Option Agreement

10.11A+	The Approved UK Sub-Plan of the NetIQ Amended and Restated 1998 Stock Incentive Compensation Plan (incorporated by reference to the exhibit 10.18 filed with NetIQ’s Quarterly Report on Form 10-Q, filed May 14, 2002)

10.11B	Form of the stock option agreement under the Approved UK Sub-Plan of the NetIQ Amended and Restated 1998 Stock Incentive Compensation Plan

10.12+	Agreement of Sublease, dated April 30, 2002 between NetIQ and Compaq Computer Corporation

10.13A+	PentaSafe, Inc. Third Amended and Restated 1998 Stock and Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 101821))

10.13B	Form of the PentaSafe, Inc. Third Amended and Restated 1998 Option Agreement

10.14	Waiver Agreement to Employment Agreement and Certain Option Agreements by and between NetIQ and Charles M. Boesenberg

10.15	Restricted Stock Purchase Agreement by and between NetIQ and Charles M. Boesnenberg

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (see page 46)

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Subject to Confidential Treatment
+	Previously filed

(b)	Reports on Form 8-K

1.	A current report on Form 8-K was filed on April 27, 2004 reporting our financial results as of and for the three and nine months ended March 31, 2004 and providing guidance for the three months ending June 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NetIQ Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 10th day of September, 2004.

NETIQ CORPORATION

By:	/s/ JAMES A. BARTH
James A. Barth, Senior Vice President, Finance and Administration, and Chief Financial Officer

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

Name	Title	Date

/s/ CHARLES M. BOESENBERG (Charles M. Boesenberg)	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 10, 2004

/s/ JAMES A. BARTH (James A. Barth)	Senior Vice President, Finance and Administration, and Chief Financial Officer, (Principal Financial Officer)	September 10, 2004

/s/ RICHARD H. VAN HOESEN (Richard H. Van Hoesen)	Vice President, Finance and Chief Accounting Officer(Principal Accounting Officer)	September 10, 2004

/s/ DAVID J. BARRAM (David J. Barram)	Director	September 10, 2004

/s/ ALAN W. KAUFMAN (Alan W. Kaufman)	Director	September 10, 2004

/s/ MICHAEL E. LEHMAN (Michael E. Lehman)	Director	September 10, 2004

/s/ MAUREEN F. MCNICHOLS (Maureen F. McNichols)	Director	September 10, 2004

/s/ MICHAEL J. ROSE (Michael J. Rose)	Director	September 10, 2004

/s/ ELIJAHU SHAPIRA (Elijahu Shapira)	Director	September 10, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NetIQ Corporation:

We have audited the accompanying consolidated balance sheets of NetIQ Corporation and subsidiaries (the ”Company”) as of June 30, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the consolidated financial statement schedule listed in Item 15(a) 2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NetIQ Corporation and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, in 2003 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/    Deloitte & Touche LLP

San Jose, California

September 9, 2004

NetIQ CORPORATION

CONSOLIDATED BALANCE SHEETS

June 30, 2004 and 2003

(In thousands, except share and per share amounts)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$57,841	$76,095
Short-term investments	229,781	237,281
Accounts receivable, net of allowance for uncollectible accounts and sales returns of $1,534 in 2004 and $2,206 in 2003	31,081	39,016
Prepaid expenses and other	5,269	7,019

Total current assets	323,972	359,411
Property and equipment, net	49,706	58,042
Other intangible assets, net	39,040	56,245
Long-term investments	4,614	5,714
Other assets	2,489	1,797
Goodwill	124,081	272,561

Total assets	$543,902	$753,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,278	$7,224
Accrued compensation and related benefits	14,374	16,667
Other liabilities	11,812	13,124
Restructuring liability, current portion	929	2,302
Deferred revenue, current portion	61,174	55,632

Total current liabilities	96,567	94,949
Deferred revenue, net of current portion	5,442	3,082
Restructuring liability, net of current portion	393	532

Total liabilities	102,402	98,563

Commitments and contingencies (Note 13)
Stockholders’ equity:
Convertible preferred stock—$0.001; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock—$0.001; 250,000,000 shares authorized, 55,216,057 issued and outstanding in 2004; 56,540,908 issued and outstanding in 2003	2,905,610	2,927,470
Deferred employee stock-based compensation	(313)	(861)
Accumulated deficit	(2,462,825)	(2,271,445)
Accumulated other comprehensive income (loss)	(972)	43

Total stockholders’ equity	441,500	655,207

Total liabilities and stockholders’ equity	$543,902	$753,770

See Notes to Consolidated Financial Statements.

NetIQ CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years Ended June 30, 2004, 2003, and 2002

(In thousands, except per share amounts)

	2004	2003	2002
Software license revenue	$141,236	$205,707	$207,848
Service revenue	120,409	104,517	70,391

Total revenue	261,645	310,224	278,239

Cost of software license revenue	9,265	10,090	4,048
Cost of service revenue	32,145	29,329	23,483
Amortization and impairment of purchased technology	20,649	25,436	21,109

Total cost of revenue	62,059	64,855	48,640

Gross profit	199,586	245,369	229,599

Operating expenses:
Sales and marketing	123,985	131,912	107,713
Research and development	68,059	71,105	61,016
General and administrative	26,950	24,020	19,110
Impairment of goodwill	150,842	330,484	—
Amortization of goodwill	—	—	751,763
Amortization of other intangible assets	14,906	18,520	20,198
Restructuring charge	1,998	5,280	—
Write-off of acquired in-process research and development	773	1,396	—
Employee stock-based compensation (*)	318	796	3,247

Total operating expenses	387,831	583,513	963,047

Loss from operations	(188,245)	(338,144)	(733,448)

Other income (expenses):
Interest income	5,013	10,764	19,438
Interest expense	(48)	(40)	(26)
Impairment of long-term investment	(4,100)	(1,438)	—
Other income (expenses), net	(200)	1,465	(682)

Total other income	665	10,751	18,730

Loss before income taxes and cumulative effect of change in accounting principle	(187,580)	(327,393)	(714,718)
Income taxes	3,800	2,010	15,770

Loss before cumulative effect of change in accounting principle	(191,380)	(329,403)	(730,488)

Cumulative effect of change in accounting principle, net of income taxes	—	(579,338)	—

Net loss	(191,380)	(908,741)	(730,488)

Other comprehensive income (expenses), net of income taxes:
Foreign currency translation adjustments	(421)	(763)	98
Unrealized loss on short-term investments	(594)	(819)	(40)

Comprehensive loss	$(192,395)	$(910,323)	$(730,430)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(3.37)	$(6.19)	$(13.74)
Cumulative effect of change in accounting principle	—	(10.88)	—

Net loss	$(3.37)	$(17.07)	$(13.74)

Shares used to compute basic and diluted loss per share	56,729	53,253	53,155

(*) Employee stock-based compensation:
Sales and marketing	$37	$294	$917
Research and development	182	324	1,155
General and administrative	99	178	1,175

Total	$318	$796	$3,247

See Notes to Consolidated Financial Statements.

NetIQ CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2004, 2003, and 2002

(In thousands, except share and per share amounts)

	Common Stock		Deferred Employee Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balances, June 30, 2001	53,284,629	$2,849,211	$(3,782)	$(597,104)	$1,567	$—	$—	$2,249,892
Exercise of stock options	823,263	7,760	—	—	—	—	—	7,760
Issuances of stock under Employee Stock Purchase Plan	480,366	8,697	—	—	—	—	—	8,697
Tax benefit of disqualifying disposition of stock options	—	9,434	—	—	—	—	—	9,434
Warrant issued in lieu of compensation	—	1,500	—	—	—	—	—	1,500
Deferred employee stock-based compensation	—	(140)	140	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	3,247	—	—	—	—	3,247
Foreign currency translation adjustments	—	—	—	—	98	—	—	98
Unrealized loss on short-term investments	—	—	—	—	(40)	—	—	(40)
Net loss	—	—	—	(730,488)	—	—	—	(730,488)
Purchase of treasury stock	—	—	—	—	—	4,003,550	(88,640)	(88,640)

Balances, June 30, 2002	54,588,258	2,876,462	(395)	(1,327,592)	1,625	4,003,550	(88,640)	1,461,460

Exercise of stock options	1,174,385	6,405	—	—	—	—	—	6,405
Issuances of stock under Employee Stock Purchase Plan	609,274	7,356	—	—	—	—	—	7,356
Exercise of warrant	3,837	43	—	—	—	—	—	43
Deferred employee stock-based compensation	—	(550)	550	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	796	—	—	—	—	796
Issuances of stock and options in business combinations, net	165,154	37,754	(1,812)	(35,112)	—	(4,003,550)	88,640	89,470
Foreign currency translation adjustments	—	—	—	—	(763)	—	—	(763)
Unrealized loss on short-term investments	—	—	—	—	(819)	—	—	(819)
Net loss	—	—	—	(908,741)	—	—	—	(908,741)

Balances, June 30, 2003	56,540,908	2,927,470	(861)	(2,271,445)	43	—	—	655,207

Exercise of stock options	888,285	8,868	—	—	—	—	—	8,868
Issuances of stock under Employee Stock Purchase Plan	630,468	6,429	—	—	—	—	—	6,429
Exercise of warrant	6,396	—	—	—	—	—	—	—
Repurchase of common stock	(2,850,000)	(36,927)	—	—	—	—	—	(36,927)
Deferred employee stock-based compensation	—	(230)	230	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	318	—	—	—	—	318
Foreign currency translation adjustments	—	—	—	—	(421)	—	—	(421)
Unrealized loss on short-term investments	—	—	—	—	(594)	—	—	(594)
Net loss	—	—	—	(191,380)	—	—	—	(191,380)

Balances, June 30, 2004	55,216,057	$2,905,610	$(313)	$(2,462,825)	$(972)	—	$—	$441,500

See Notes to Consolidated Financial Statements.

NetIQ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2004, 2003, and 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(191,380)	$(908,741)	$(730,488)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,279	58,250	804,921
Amortization of employee stock-based compensation	318	796	3,247
Loss on sale of investments and property and equipment	145	824	1,000
Impairment of goodwill	150,842	330,484	—
Impairment of long-term investment	4,100	—	—
Equity interest in loss of unconsolidated investee	—	500	148
Impairment of long-term investment in affiliate	—	1,438	—
Write-off of acquired in-process research and development costs	773	1,396	—
Cumulative effect of change in accounting principle	—	579,338	—
Tax benefit from disqualifying dispositions of stock options	—	181	13,900
Stock and warrant issued in lieu of compensation	—	—	1,501
Changes in:
Accounts receivable	10,720	3,491	(7,577)
Prepaid expenses and other	1,417	(1,394)	(1,814)
Accounts payable	823	(245)	360
Accrued compensation and related benefits	(2,632)	(5,785)	2,592
Other liabilities	(974)	(15,311)	(3,525)
Restructuring liability	(1,513)	2,834	—
Deferred revenue	7,073	(932)	14,998

Net cash provided by operating activities	30,991	47,124	99,263

Cash flows from investing activities:
Purchases of property and equipment	(7,367)	(15,291)	(15,609)
Proceeds from sales of property and equipment	36	20	47
Cash used in acquisitions, net	(7,713)	(202,312)	—
Purchases of short-term investments	(203,771)	(182,967)	(305,517)
Proceeds from sale of short-term investments	26,952	132,742	—
Proceeds from maturities of short-term investments	182,574	224,521	270,901
Purchase of technology	(15,402)	—	—
Purchases of long-term investments	(3,000)	(5,000)	(2,800)
Other	(228)	201	(185)

Net cash used in investing activities	(27,919)	(48,086)	(53,163)

Cash flows from financing activities:
Proceeds from sale of common stock and exercise of warrant	15,297	13,803	16,456
Repurchase of common stock	(36,927)	—	(88,640)

Net cash provided by (used in) financing activities	(21,630)	13,803	(72,184)

Effect of exchange rate changes on cash	304	(778)	622

Net increase (decrease) in cash and cash equivalents	(18,254)	12,063	(25,462)
Cash and cash equivalents, beginning of year	76,095	64,032	89,494

Cash and cash equivalents, end of year	$57,841	$76,095	$64,032

Noncash investing activities:
Issuance of common stock and options in business combinations	$—	$37,754	$—
Issuance of treasury stock in business combination	$—	$53,528	$—
Supplemental disclosure of cashflow information-cash paid for:
Interest	$31	$40	$26
Income taxes	$647	$2,451	$1,367

See Notes to Consolidated Financial Statements.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2004, 2003, and 2002

1.    Organization and Summary of Significant Accounting Policies

Organization—NetIQ Corporation (Company), established in June 1995, develops, markets and supports systems and security management and web analytics software solutions. The Company markets its products through its field and inside sales organization and reseller channel partners. The terms “we, “our” and “us” throughout these Notes to the Consolidated Financial Statements refer to NetIQ Corporation.

Basis of Presentation—The consolidated financial statements include the accounts of the Company and our subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents—We consider all highly liquid debt instruments and time deposits purchased with a remaining maturity of three months or less to be cash equivalents.

Short-term Investments—Short-term investments consist of highly liquid debt instruments purchased with remaining maturities of greater than three months. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included as a separate component of stockholders’ equity in accumulated other comprehensive income, net of income taxes.

Property and Equipment—Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives, generally fifteen years for the building, three to five years for computer equipment and software, five years for furniture and fixtures, and the shorter of five years or life of the related lease for leasehold improvements.

Software Development Costs—Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Computer Software To Be Sold, Leased or Otherwise Marketed. The costs to develop such software have not been capitalized, as we believe our current software development process is essentially completed concurrent with the establishment of technological feasibility.

Other Intangible Assets—Other intangible assets consist of purchased technology, acquired customer lists and contracts, trade names and trademarks, patents, and publishing rights and are amortized using the straight-line method over the estimated useful lives, generally three years.

Goodwill—Goodwill represents the excess of acquisition costs over the fair value of net assets acquired. Through June 30, 2002 goodwill was amortized on a straight-line method over three years. On July 1, 2002 we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and discontinued the amortization of goodwill (see Notes 3 and 7). We perform our annual test of impairment of goodwill as of April 30.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2004, 2003, and 2002

Long-Term Investments—Long-term investments consist of equity investments in privately held companies, accounted for under the cost method, as we do not have the ability to exert significant influence. One of these investments was accounted for under the equity method from the date of acquisition until May 2003. Accordingly, the investment was adjusted during the period to reflect our share of investment income or loss, which was recorded as other expenses. Subsequent to May 2003, due to a reduction in ownership percentage, the investment is recorded under the cost method.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. If the cost of an investment exceeds its fair value, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold such investment are considered in assessing whether the decline is other-than-temporary. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Impairments of long-term investments included in fiscal 2004 a charge of $4.1 million from a write down of an investment and in fiscal 2003 a charge of $1.4 million resulting from a write down of an investment in an affiliate, based on management’s assessments that the declines in value were other-than-temporary. There was no impairment charge in 2002.

Long Lived Assets—We review the carrying value of our long-term assets on a periodic basis. The recoverability of property and equipment and other intangible assets is assessed based on current projections of future revenue and cash flows. In addition to the annual test of impairment of goodwill, management assesses potential impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Revenue Recognition—Revenue is generated from licensing software and providing services. We recognize revenue in accordance with accounting principles generally accepted in the United States of America, as promulgated by Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and other related pronouncements. In accordance with these statements, revenue is recognized upon meeting each of the following criteria:

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

License revenue is recognized using the residual method. Under the residual method revenue is recognized if vendor-specific objective evidence of fair value exists for all of the undelivered elements in an arrangement.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2004, 2003, and 2002

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

Stock-based Compensation—We account for employee stock option plans in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Unvested options assumed in acquisitions are accounted for in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, and the related deferred employee stock-based compensation is amortized ratably over the vesting periods.

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, requires the disclosure of pro forma earnings as though we had adopted the SFAS No. 123 fair value method since our inception. The fair value of stock-based awards to employees is calculated through the use of the Black-Scholes options pricing model, even though such model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2004, 2003, and 2002

The weighted-average fair values of our stock-based awards to employees are based on the single option valuation approach, forfeitures are recognized as they occur and it is assumed no dividends will be declared. The weighted-average fair value calculations were based on the following assumptions:

	Year ended June 30,
	2004	2003	2002
Estimated life (in years)	4.29	4.00	4.00
Risk-free interest rate	3.0%	2.7%	3.5%
Volatility	61%	74%	82%

For pro forma purposes, the estimated fair value of our stock-based awards to employees is amortized using the straight-line method over the options’ vesting period. Our pro forma results are as follows (in thousands, except per share amounts):

	Year Ended June 30,
	2004	2003	2002
Reported net loss	$(191,380)	$(908,741)	$(730,488)
Employee stock-based compensation expense included in reported net income, net of income taxes	318	796	3,247
Employee stock-based compensation determined under the fair value method for all awards	(60,284)	(74,752)	(49,487)

Pro forma net loss	$(251,346)	$(982,697)	$(776,728)

Basic and diluted loss per share:
As reported	$(3.37)	$(17.07)	$(13.74)
Pro forma	$(4.43)	$(18.45)	$(14.61)

Foreign Currency Transactions—The functional currencies of our foreign subsidiaries are the local currencies. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at the exchange rates in effect as of the balance sheet date and results of operations for each subsidiary are translated using average rates in effect for the periods presented. Translation adjustments are included in stockholders’ equity as accumulated other comprehensive income and as part of comprehensive loss.

Income Taxes—Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is recorded to reduce net deferred tax assets to amounts that are more likely than not to be recognized.

Earnings Per Share—Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding, less shares subject to repurchase. Diluted earnings per share was the same as basic earnings per share for all periods presented as the effect of potentially dilutive securities is excluded, as their inclusion would be antidilutive due to our net loss.

Concentration of Credit Risk—Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade receivables. Cash equivalents consist primarily of money market funds and certificates of deposit. Short-term investments consist primarily of corporate notes and bonds, US Government and municipalities notes and bonds, floating rate investments, foreign debt issues, asset-backed securities, commercial paper, and certificates of deposit, and are regularly monitored by management. Our investment policy limits the percentage of assets that can be invested in any one issuer of debt and any one type of short-term investment.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2004, 2003, and 2002

We sell our products to companies in diverse industries and generally do not require our customers to provide collateral to support accounts receivable. Credit reviews are performed on significant customers prior to extending credit. The determination of a customer’s ability to pay requires significant judgment and failure to collect from a customer can adversely affect our revenue and net income. To reduce credit risk, management also performs ongoing credit evaluations of our customers’ financial condition. We maintain an allowance for potential credit losses.

Certain Significant Risks and Uncertainties—We operate in the software industry, and accordingly, can be affected by a variety of factors. For example, our management believes that changes in any of the following areas could have significant negative effect on our future financial position, results of operations and cash flows: merger integration efforts; demand for systems and security management and web analytics solutions, including new product introductions by competitors; development of distribution channels; demand for Windows based systems and applications; ability to implement and expand operational customer support and financial control systems to manage growth, both domestically and internationally; the hiring, training and retention of key employees; our relationship with Microsoft; fundamental changes in technology underlying software products; litigation or other claims against the Company.

Reclassifications—Certain amounts previously reported have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards—In December 2002, the Emerging Issue Task Force (EITF) reached a consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this accounting standard did not have a significant impact on the financial position and results of operations.

The Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, in January 2003, and a revised interpretation of FIN No. 46 (FIN 46-R) in December 2003. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46-R did not have an impact on the financial position, results of operations or cash flows of the Company.

In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of this accounting standard did not have a significant impact on our financial position, results of operations and cash flow.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2004, 2003, and 2002

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150, which defers the effective date for various provisions of SFAS No. 150. As of June 30, 2004, we had no financial instruments within the scope of this pronouncement.

In November 2003, the EITF reached an interim consensus on Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. Those additional disclosures have been incorporated into the accompanying footnotes. In March 2004, the EITF reached a final consensus on this issue, to provide additional guidance which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods after June 15, 2004. The adoption of this accounting standard did not have a significant impact on our financial position, results of operations and cash flow.

2.    Business Combinations

Fiscal 2004 acquisitions

There were no material acquisitions for fiscal 2004.

Fiscal 2003 acquisitions

Acquisition of PentaSafe Security Technologies, Inc:

On December 9, 2002, we acquired all outstanding shares of PentaSafe Security Technologies, Inc. (PentaSafe) for cash of $185.0 million and approximately 4.2 million shares of common stock, valued at approximately $55.7 million. We also assumed warrants to purchase approximately 60,000 shares of our common stock valued at approximately $606,000, and assumed employee stock options to purchase approximately 3.8 million shares of common stock valued at approximately $35.0 million, of which approximately $1.8 million was recorded as deferred employee stock-based compensation to be amortized over the remaining vesting period of the options. We also incurred approximately $5.2 million of direct acquisition costs, for a total purchase price of approximately $281.5 million. PentaSafe provided integrated security management software solutions designed to ensure continuous compliance with security policies as well as to defend against security threats. We acquired PentaSafe to accelerate our penetration of the security management market, broaden our customer base, and strengthen our security product portfolio and domain expertise.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2004, 2003, and 2002

The fair value of our common stock was determined based on the average closing price per share of our common stock over a 5-day period beginning two trading days before and ending two trading days after the terms of the acquisition were agreed to and announced (October 1, 2002). The fair values of the warrants and options assumed are calculated based on the Black-Scholes options pricing model using the single option valuation approach and the following assumptions:

	Warrants	Options
Estimated weighted-average life (in years)	2.8-5.9	2.9
Risk-free interest rate	2.0%-3.4%	1.97%
Volatility	85%-103%	103%

The results of operations of PentaSafe from the date of acquisition have been included in our consolidated financial statements. The assets acquired and liabilities assumed at the date of acquisition were recorded at estimated fair values. Fair values of intangible assets acquired are based on an independent valuation prepared using estimates and assumptions provided by management. Fair value of tangible assets acquired and liabilities assumed were determined by management using estimates of current replacement cost, present value of amounts to be collected in the future, and other techniques. The purchase price has been allocated as follows (in thousands):

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

We are amortizing other intangible assets on a straight-line basis over an estimated useful life of three years.

Approximately $1.4 million of the purchase price was allocated to the estimated fair value of in-process research and development projects. At the date of acquisition, these projects had not reached technological feasibility and had no future alternative minimum use. Accordingly, the value allocated to these projects was immediately expensed in operations on the acquisition date during fiscal 2003. The estimated fair value of these projects was determined by applying the income approach, which considers the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. The discount rate used was 25% to take into account the novelty of the technology, the extent of our familiarity with the technology, the stage of completion and the risks surrounding the successful development and commercialization of each of the in-process research and development projects that were valued.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2004, 2003, and 2002

The goodwill recorded as a result of the acquisition is not deductible for income tax purposes.

PentaSafe had approximately 310 employees at the date of the acquisition. Prior to December 31, 2002 and in connection with the acquisition, we gave termination notices to 55 PentaSafe employees made redundant, and accrued $1.7 million related to their severance benefits. The estimated cost of eliminating these positions was accounted for as part of the purchase price. As of June 30, 2004, all redundant employees were no longer employed by the Company. During fiscal 2003, $1,639,000 was paid as termination benefits and $48,000 was paid in fiscal 2004.

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

Acquisition of Marshal Software Ltd.:

On December 20, 2002 we acquired all of the outstanding shares of Marshal Software Ltd. (Marshal) for cash of $22.7 million and incurred approximately $300,000 of direct acquisition costs, for a total purchase price of approximately $23.0 million. Marshal provided enterprise content security solutions. We acquired Marshal to address our customers’ requirements for controlling and monitoring electronic data entering and leaving the organization and to add content security to our comprehensive range of solutions for messaging environments.

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

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2004, 2003, and 2002

Fiscal 2002 acquisitions

We made no significant acquisitions during fiscal 2002.

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

In accordance with SFAS No. 142, we discontinued amortization of goodwill, effective July 1, 2002. A reconciliation of previously reported net loss and earnings per share to the amounts adjusted for the exclusion of the amortization of acquired workforce and goodwill, net of the related income tax effect is as follows (in thousands, except per share amounts):

	Year Ended June 30,
	2004	2003	2002
Reported net loss(1)	$(191,380)	$(908,741)	$(730,488)
Add: Acquired workforce amortization, net of tax	—	—	1,729
Add: Goodwill amortization, net of tax	—	—	751,763

Adjusted net income (loss)	$(191,380)	$(908,741)	$23,004

Basic earnings per share	$(3.37)	$(17.07)	$(13.74)
Add: Acquired workforce amortization, net of tax	—	—	0.03
Add: Goodwill amortization, net of tax	—	—	14.14

Adjusted basic earnings per share	$(3.37)	$(17.07)	$0.43

Share used to compute basic earnings per share	56,729	53,253	53,155

Diluted earnings per share	$(3.37)	$(17.07)	$(13.27)
Add: Acquired workforce amortization, net of tax	—	—	0.03
Add: Goodwill amortization, net of tax	—	—	13.66

Adjusted diluted earnings per share	$(3.37)	$(17.07)	$0.42

Share used to compute diluted earnings per share	56,729	53,253	55,034

(1)	Net loss for fiscal 2004 and 2003 includes the impact of the cumulative effect of change in accounting principle of zero and $579.3 million upon adoption of SFAS No. 142 and a charge of $150.8 million and $330.5 million related to impairment of goodwill, respectively.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2004, 2003, and 2002

4.    Short-term Investments

Short-term investments consist of the following (in thousands):

	June 30, 2004
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
US government and municipalities notes and bonds	$165,334	$5	$(449)	$164,891
Corporate notes and bonds	44,658	120	(169)	44,609
Asset-backed securities	16,619	—	(84)	16,535
Certificates of deposit	3,762	—	(16)	3,746

Short-term investments	$230,373	$125	$(718)	$229,781

	June 30, 2003
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
US government and municipalities notes and bonds	$160,952	$668	$—	$161,620
Corporate notes and bonds	49,476	436	(26)	49,886
Asset-backed securities	25,674	77	(2)	25,749
Certificates of deposit	26	—	—	26

Short-term investments	$236,128	$1,181	$(28)	$237,281

At June 30, 2004 short-term investments with amortized cost of $141.6 million and fair value of $141.5 million have maturities of less than one year and short-term investments with amortized cost of $88.7 million and fair value of $88.3 million have maturities of one to two years. As of June 30, 2004 unrealized losses of $706,000 represented investments that have been in an unrealized loss position for less than 12 months, there were no investments in an unrealized loss position for more than 12 months.

Any gains and losses on sales of securities are computed on a specific identification basis. During fiscal 2004 gross realized gains and losses on sale of investments were $14,000 and $8,000, respectively. During fiscal 2003 gross realized gains and losses on sale of investments were $534,000 and $22,000, respectively. There were no realized gains or losses during fiscal 2002.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2004, 2003, and 2002

5.    Property and Equipment

Property and equipment at June 30 consist of (in thousands):

	2004	2003
Land and building	$33,911	$32,959
Computer equipment and software	47,402	41,824
Leasehold improvements	7,424	7,145
Furniture and fixtures	4,654	4,456
Construction in progress	—	560

	93,391	86,944
Less accumulated depreciation	(43,685)	(28,902)

Property and equipment, net	$49,706	$58,042

6.    Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Carrying amount	Accumulated Amortization	Net
	June 30, 2004
Purchased technology	$99,636	$73,968	$25,668
Customer contracts	24,829	12,895	11,934
Customer lists	43,078	42,686	392
Publishing rights	1,262	656	606
Tradenames	3,190	2,750	440
Patents	1,487	1,487	—

	$173,482	$134,442	$39,040

	June 30, 2003
Purchased technology	$83,261	$55,145	$28,116
Customer contracts	24,829	4,618	20,211
Customer lists	42,651	36,840	5,811
Publishing rights	1,262	235	1,027
Tradenames	3,047	2,246	801
Patents	1,487	1,208	279

	$156,537	$100,292	$56,245

The increase in intangible assets during the fiscal year ended June 30, 2004 relates to the acquisition of technology during fiscal 2004. The value of the intangibles was based upon the estimated fair values at the acquisition date. During the quarter ended June 30, 2003 we decided to discontinue one of the products that was acquired as part of an acquisition. As a result, we recorded an impairment charge of $798,000 relating to the unamortized purchased technology intangible asset of that discontinued product.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2004, 2003, and 2002

Estimated future amortization of other intangible assets as of June 30, 2004 is as follows (in thousands):

Fiscal year ending June 30,
2005	$21,036
2006	12,604
2007	4,359
2008	1,041

Total	$39,040

7.    Goodwill

Changes in goodwill during fiscal 2004 are as follows (in thousands):

Balance, June 30, 2002	$915,813
Acquired workforce reclassified, net of deferred tax	2,398
Impairment charge upon change in accounting principle (See Note 3)	(579,338)
Goodwill recorded in the acquisition of PentaSafe	245,384
Goodwill recorded in the acquisition of Marshal	19,060
Impairment charge based on annual review of goodwill	(330,484)
Other adjustments	(272)

Balance, June 30, 2003	272,561
Impairment charge	(150,842)
Goodwill recorded in the acquisition of a business	3,991
Changes to purchase price allocation for acquired assets	(1,629)

Balance, June 30, 2004	$124,081

We conducted our first annual review of impairment of goodwill as of April 30, 2003 and recorded a non-cash charge of $330.5 million. In September 30, 2003 we reduced our forecasted revenues, operating results and cash flows. This significant change in estimated future results was deemed to be a circumstance requiring an interim review of goodwill for impairment, as prescribed by SFAS No. 142. This resulted in a non-cash impairment charge of $150.8 million in the quarter ended September 30, 2003. The annual review of impairment of goodwill conducted as of April 30, 2004 indicated no impairment.

In calculating the impairment charge, the fair values of the reporting units were estimated using a combination of the discounted cash flows and comparable transactions methodologies.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2004, 2003, and 2002

8.    Other Liabilities

Other liabilities at June 30 consist of (in thousands):

	2004	2003
Accrued sales and marketing costs	$4,120	$7,547
Sales tax payable	933	879
Facilities reserve	379	753
Accrued merger costs	—	598
Other	6,380	3,347

Other liabilities	$11,812	$13,124

At June 30, 2003 and 2004 the facilities reserve represented unoccupied office space in Portland, Oregon and represents the total remaining liability under the lease agreement expiring in December 2006.

9.    Restructurings

Fiscal 2004 restructuring

During the quarter ended June 30, 2004 we recorded a restructuring charge of $2.5 million related to restructuring of the information technology group and continued cost reduction efforts.

Prior to June 30, 2004 a total of 86 employees were notified that they were being terminated pursuant to the restructuring plan. As of June 30, 2004, 65 employees had left the Company and the remaining 21 employees will terminate employment by September 2004. During fiscal 2004, $1.4 million was paid as termination benefits and related costs and $361,000 remained as a liability at June 30, 2004.

We lease approximately 18,000 square feet of office space in Portland, Oregon under a lease expiring December 2006. As part of the restructuring plan, the premises were vacated in June of 2004. The quarterly rent for the unused space is approximately $135,000. Based on management’s assessment of market conditions, including the time required to sublease the facility, a liability of $686,000 was accrued during the quarter ended June 30, 2004 as part of the restructuring charge.

The following summarizes the 2004 restructuring plan activity (in thousands):

	Employee Severance and Other Related Benefits	Facilities Consolidations	Total
Restructuring charge (Quarter ended June 30, 2004)	1,738	764	2,502
Cash payments	(1,377)	(78)	(1,456)

Restructuring liability at June 30, 2004	$361	$686	$1,047

Fiscal 2003 restructuring

During the quarter ended December 31, 2002 we recorded a restructuring charge of $5.3 million related to redundancies at NetIQ resulting from the PentaSafe and Marshal acquisitions and the resizing of the combined businesses.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2004, 2003, and 2002

Prior to December 31, 2002 a total of 52 NetIQ employees were notified that they were being terminated pursuant to the restructuring plan. Of the total eliminated positions, 15 were in research and development, 25 were in sales and marketing, 9 were in technical support, and 3 were in general and administration. As of June 30, 2003, 49 employees had left the Company and the remaining employees terminated employment in the current fiscal year. During fiscal 2003, $944,000 was paid as termination benefits and the remaining $116,000 balance was paid in fiscal year 2004

We leased approximately 22,000 square feet of office space in Portland, Oregon under a five-year lease which expired in January 2004. As part of the restructuring plan, we determined that we would no longer need this space for our operations for the remainder of the lease term and vacated the premises in December 2002. The quarterly rent for the unused space was approximately $110,000. Based on management’s assessment of market conditions, including the time required to sublease the facility, a liability of $474,000 was accrued during the quarter ended December 31, 2002 as part of the restructuring charge. At June 30, 2004 no liability remained under the lease.

We also lease approximately 111,000 square feet of office space in Houston, Texas under two leases expiring in October 2004 and November 2004. As part of the restructuring plan, it was determined that we would no longer need this space for our operations for the remainder of the lease terms. One of the premises was vacated in February 2003 and the second was vacated in April 2003. The quarterly rent for both leases was approximately $468,000 in the aggregate. Based on management’s assessment of market conditions, including the time required to sub-lease these facilities, a liability of $2.8 million was accrued during the quarter ended December 31, 2002 as part of the restructuring charge. The amount accrued at June 30, 2004 represents the total remaining liability under the agreements.

The following summarizes the 2003 restructuring plan activity (in thousands):

	Employee Severance and Other Related Benefits	Facilities Consolidations	Total
Restructuring charge (quarter ended December 31, 2002)	$1,060	$4,220	$5,280
Cash payments	(944)	(690)	(1,634)
Reclassification	—	56	56
Write-off of leasehold improvements	—	(868)	(868)

Restructuring liability at June 30, 2003	116	2,718	2,834
Cash payments, net of sub-lease income	—	(1,838)	(1,838)
Changes to assumed sublease income	—	(217)	(217)
Adjustment to restructuring charge	(116)	(388)	(504)

Restructuring liability at June 30, 2004	$—	$275	$275

10.    Stockholders’ Equity

Employee Stock-Based Compensation—In connection with the acquisition of PentaSafe and the assumption of unvested options, we recorded deferred stock-based compensation of $1.8 million in December 2002. In connection with the acquisition of WebTrends Corporation and the assumption of unvested options, we recorded deferred stock-based compensation of $4.9 million in March 2001. Stock options assumed in the acquisitions are accounted for in accordance with the provisions of FIN 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 and the related deferred stock-based compensation is being amortized straight-line over the vesting period of the options through October 2006 for PentaSafe assumed options and March 2005 for WebTrends assumed options.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2004, 2003, and 2002

Employee stock-based compensation expense of $318,000, $796,000 and $3.2 million, was recognized during fiscal 2004, 2003 and 2002, respectively.

Warrants—In connection with the acquisition of PentaSafe, we assumed three warrants to purchase a total of approximately 60,000 shares of common stock at exercise prices ranging from $10.98 to $12.18 per share, valued at approximately $606,000 and included as part of the total purchase price of PentaSafe. The warrants were exercised in fiscal 2004 and 6,396 net shares were issued.

In March 2002 we issued a warrant to purchase 140,000 shares of common stock at an exercise price of $21.81 per share to an executive search firm in connection with the search for our new chief executive officer. The warrant was immediately vested and exercisable. The warrant was valued at $1.5 million using the Black-Scholes pricing model with the following assumptions: contractual life of 16 months, risk free interest rate of 3.87%, volatility of 111%, and no dividends paid during the contractual term. The fair value of the warrant was expensed in March 2002 and is included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss. No shares were issued pursuant to the warrant and it expired unexercised in fiscal 2004.

Common Shares Reserved for Issuance—At June 30, 2004 we had reserved shares of common stock for issuance as follows:

Issuance under stock option plans	19,181,485
Issuance under Employee Stock Purchase Plan	2,145,770

Total	21,327,255

Stock Option Plans—Under our 1995 Stock Plan (1995 Plan) 17,108,003 shares are reserved for issuance to employees, consultants and directors. The 1995 Plan, approved by stockholders, provides for annual increases in the number of shares available for issuance on the first day of each fiscal year equal to the lowest of (i) 2,600,000 shares, (ii) 5% of the outstanding shares of common stock on the first day of the fiscal year, or (iii) a number of shares as authorized by the Board of Directors. On July 21, 2004 the Board of Directors approved and adopted an increase of 2,600,000 shares to the 1995 Stock Plan that increases the authorized shares from 17,108,003 to 19,708,003.

On December 17, 2001 the Board of Directors approved and adopted the NetIQ Corporation Approved UK Sub Plan (UK Sub Plan) and reserved 500,000 shares for issuance there under. On October 21, 2003, the Board of Directors approved the reduction of the number of shares reserved for issuance under the UK Sub Plan from 500,000 shares to 250,000 shares. The UK Sub Plan was approved by the United Kingdom Inland Revenue in February 2002.

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

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2004, 2003, and 2002

A summary of stock option activity under the Plans is as follows:

	Shares	Weighted- Average Exercise Price
Outstanding, June 30, 2001 (2,544,669 shares exercisable at a weighted-average price of $26.42)	9,204,802	$32.18
Granted and assumed (weighted-average fair value of $18.02)	6,915,633	$29.30
Exercised	(823,263)	$9.43
Canceled	(1,659,123)	$38.22

Outstanding, June 30, 2002 (4,669,142 shares exercisable at a weighted-average price of $31.00)	13,638,049	$31.36
Granted and assumed (weighted-average fair value of $8.36)	8,821,109	$14.24
Exercised	(1,174,385)	$5.45
Canceled	(8,669,889)	$32.15

Outstanding, June 30, 2003 (4,402,405 shares exercisable at a weighted-average price of $25.36)	12,614,884	$21.26
Granted and assumed (weighted-average fair value of $7.32)	6,774,998	$13.69
Exercised	(888,285)	$9.98
Canceled	(3,259,892)	$19.85

Outstanding June 30, 2004	15,241,705	$18.86

The following table summarizes information concerning options outstanding as of June 30, 2004:

	Options outstanding			Options Vested
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual life (Years)	Weighted Average Exercise Price	Vested at June 30, 2004	Weighted Average Exercise Price
$ 0.06–$ 11.82	1,767,208	4.73	$9.27	998,492	$7.74
$ 11.87–$ 12.94	810,430	6.32	$12.41	101,175	12.05
$ 12.99–$ 13.95	3,961,399	6.02	$13.93	460,840	13.87
$ 13.99–$ 14.35	1,704,682	6.04	$14.18	557,719	14.17
$ 14.39–$ 16.00	2,312,412	2.17	$15.98	1,760,896	15.98
$ 16.22–$ 27.60	1,934,947	6.97	$21.77	1,190,399	22.16
$ 27.81–$ 29.01	1,559,275	7.56	$28.81	976,411	28.81
$ 29.74–$ 50.26	635,556	5.64	$34.07	503,236	34.30
$ 53.58–$ 69.32	554,296	2.90	$64.59	553,590	64.60
$ 75.31–$ 94.88	1,500	6.44	$88.35	1,374	87.76

$ 0.06–$ 94.88	15,241,705	5.45	$18.86	7,104,132	$22.39

Tender Offers—On November 13, 2002 we announced a voluntary stock option exchange program for our employees, excluding the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Chief Technology Officer. Replacement options have a five-year term from the original grant date, vest on the same schedule as the tendered options, and are subject generally to a six-month restriction on exercisability commencing June 20, 2003. On December 18, 2002 employees tendered options to purchase a total of 5,276,953

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2004, 2003, and 2002

shares in connection with this offer. The replacement options were granted according to exchange ratios, which depend upon the exercise price of the tendered options, as follows:

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

The exchange was organized to comply with FIN 44 and did not result in any additional compensation charges or variable plan accounting.

Employee Stock Purchase Plan—Under our 1999 Employee Stock Purchase Plan (Purchase Plan) eligible employees are permitted to have up to 15% of salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the stock at the beginning or end of the defined purchase period, subject to an annual limitation. During fiscal 2004, 2003 and 2002, 630,468, 609,274 and 480,366 shares of common stock were issued under the Purchase Plan at a weighted-average price of $10.20, $12.07 and $18.10, respectively.

The Purchase Plan provides for annual increases in the number of shares available for issuance under the stock purchase plan on the first day of each fiscal year equal to the lowest of (i) 800,000 shares, (ii) 2% of the outstanding shares of common stock on the first day of the fiscal year, or (iii) a number of shares as authorized by the Board of Directors. On July 21, 2004 the Board of Directors increased the number of shares available for grant under the Purchase Plan by 800,000 from 4,150,000 to 4,950,000 shares.

Common Stock Repurchases—We purchased and cancelled 2,850,000 shares of our common stock during fiscal 2004 for $36.9 million, pursuant to a repurchase program approved by our Board of Directors in October 2003. We purchased 4.0 million shares of our common stock during fiscal 2002 for $88.6 million pursuant to a program approved by our Board of Directors in April, 2002. The shares purchased in 2002 were reissued in connection with the acquisition of PentaSafe in December, 2002.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2004, 2003, and 2002

11.    Income Taxes

Tax expense consists of the following (in thousands):

	Year Ended June 30,
	2004	2003	2002
Current:
Federal	$122	$1,450	$12,776
State	375	115	2,747
Foreign	3,303	445	247

Total	$3,800	$2,010	$15,770

No deferred income taxes were provided for during fiscal 2004, 2003 and 2002.

Deferred income tax assets at June 30 consist of (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$23,540	$13,818
Research and development and alternative minimum tax credits	13,746	13,801
Accruals deductible in different periods	7,840	5,152

	45,126	32,771
Deferred tax liability:
Other intangible assets	(14,835)	(21,373)

Net deferred tax assets	30,291	11,398
Valuation allowance	(30,291)	(11,398)

Total	$—	$—

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

The valuation allowance increased by $18.9 million and decreased by $3.3 million and $8.1 million during fiscal 2004, 2003 and 2002, respectively. As of June 30, 2004 $13.8 million of the valuation allowance is attributable to the tax benefit of disqualifying dispositions of stock options and will be credited to equity when realized. In addition, when approximately $5.3 million of net operating losses related to certain business combinations are utilized against future income, the related tax benefit will be reflected as a goodwill reduction and not as a tax expense reduction.

Loss before income taxes and cumulative effect of change in accounting principle consists of (in thousands):

	Year Ended June 30,
	2004	2003	2002
Domestic	$(191,016)	$(316,665)	$(703,990)
Foreign, net	3,436	(10,728)	(10,728)

	$(187,580)	$(327,393)	$(714,718)

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2004, 2003, and 2002

Our effective tax rate differs from the expected benefit at the federal statutory rate as follows (in thousands):

	Year Ended June 30,
	2004	2003	2002
Federal statutory tax benefit	$(65,653)	$(114,587)	$(250,151)
Impairment of goodwill	52,795	115,669	—
Losses not benefitted	13,663	—	—
Effect of international operations	2,098	5,225	3,329
Write-off of acquired in-process
research and development	271	489	—
State tax expense	375	75	1,785
Tax-exempt interest income	(11)	(77)	(334)
Research and development tax credit	—	(4,052)	(2,271)
Amortization of goodwill	—	—	263,117
Other	262	(732)	295

	$3,800	$2,010	$15,770

At June 30, 2004 we had net operating loss (NOL) carryforwards of approximately $67.0 million for federal income tax purposes. The federal NOL carryforwards expire through 2024. In addition, at June 30, 2004 we had $11.5 million of research and development tax credit and alternative minimum tax credit carryforwards for federal and $2.3 million for state income tax purposes. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987.

12.    Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended June 30,
	2004	2003	2002
Net loss (numerator), basic and diluted	$(191,380)	$(908,741)	$(730,488)

Shares (denominator):
Weighted-average common shares outstanding	56,729	53,601	53,503
Weighted-average common shares outstanding subject to repurchase	—	(348)	(348)

Shares used in computation, basic and diluted	56,729	53,253	53,155

Net loss per share, basic and diluted	$(3.37)	$(17.07)	$(13.74)

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2004, 2003, and 2002

For the above-mentioned periods, we had securities outstanding which could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted net loss per share in the periods presented as their effect would have been antidilutive. Such outstanding securities at June 30, consist of the following (in thousands):

	2004	2003	2002
Common shares outstanding subject to repurchase	—	420	206
Outstanding options	15,242	12,615	13,638

Total	15,242	13,035	13,844

13.    Commitments and Contingencies

Operating Leases—We lease certain facilities under noncancelable operating leases that expire through fiscal 2009 and certain equipment under operating leases. Under the terms of the facility leases, we are responsible for our proportionate share of maintenance, property tax and insurance expenses. Some agreements provide an option to extend the lease for additional specified periods.

Future minimum annual lease commitments, which include lease payments accrued as part of our restructuring liability and facility reserve, are as follows (in thousands):

Fiscal year ending June 30,
2005	$5,676
2006	2,431
2007	1,341
2008	661
2009	224
Thereafter	15

Total	$10,348

Rent expense under operating leases was approximately $6,536,000, $7,081,000, and $6,334,000, for fiscal 2004, 2003 and 2002, respectively.

Royalty Agreements—We have non-exclusive worldwide licenses to certain third-party technologies. Based on these agreements, we are required to pay specified royalties based on a percentage of revenue from products incorporating the technologies.

Future minimum annual royalty payments are as follows (in thousands):

Fiscal year ending June 30,
2005	$703
2006	1,403
2007	1,300
2008	450
2009	—
Thereafter	—

Total	$3,856

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2004, 2003, and 2002

Total royalty expense under the agreements was $7,906,000, $6,572,000, and $1,495,000, for fiscal 2004, 2003 and 2002, respectively.

Indemnification—We enter into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that a NetIQ product infringes a patent, copyright or trademark, misappropriates a trade secret, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments we could be required to make under these indemnification agreements. To date, we have not incurred significant costs to defend lawsuits or settle claims related to indemnification agreements. We have not recorded any liabilities for these indemnification agreements at June 30, 2004 or June 30, 2003.

At our discretion and in the ordinary course of business, we perform and subcontract the performance of certain services. Accordingly, we enter into standard indemnification agreements with our customers to indemnify them for damage caused by our employees and subcontractors. It is not possible to estimate the maximum potential amount of future payments we could be required to make under these indemnification agreements. We maintain insurance policies that may enable us to recover a portion of any such claim. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. We have not recorded any liabilities for these indemnification agreements at June 30, 2004 or June 30, 2003.

As permitted under Delaware law, we have agreements indemnifying our executive officers, directors and some other employees for certain events and occurrences while the officer, director and employee is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable. We maintain directors and officers liability insurance designed to enable us to recover a portion of any future amounts paid. We have not recorded any liabilities for these indemnification agreements at June 30, 2004 or June 30, 2003.

Contingencies—In January 2003 BMC Software, Inc. (BMC) filed suit against us in the U.S. District Court for the Southern District of Texas (Court) for patent and trademark infringement. In August 2003 the Court ordered the litigation stayed, pending arbitration. In September 2003 BMC submitted to the American Arbitration Association a statement of claim seeking a declaratory judgment that BMC’s claims are not subject to arbitration and alleging that it believes that at least AppManager and our former operations manager product, the underlying technology of which is licensed to Microsoft, infringe the BMC patent. In October 2003 we submitted our initial answer, denying the claims of infringement asserted by BMC. In November 2003 we filed an amended answer and counterclaim alleging that BMC infringes a valid patent that we own. BMC has denied the allegations in our counterclaim. Each party seeks injunctive relief, compensatory and treble damages, interest, and attorneys’ fees with respect to its claims. Currently, discovery is in the very early stages.

We may also be a potential defendant in lawsuits and claims arising in the ordinary course of business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not reimbursed by insurance or otherwise, will not have a material adverse effect on our financial condition or results of operations.

14.    Employee Benefit Plans

We sponsor a 401(k) Savings and Retirement Plan (the Plan) for all eligible employees in the United States. Participants may contribute, on a pre-tax basis, between 1% and 20% of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. Effective July 1,

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2004, 2003, and 2002

2001 the Board of Directors authorized a matching contribution whereby we will match 50% of each employee’s contributions up to a maximum of 6% of their compensation or $3,500. Employer matching contributions will vest ratably over five years.

Certain of our foreign employees may contribute a percentage of their annual compensation to defined contribution pension plans. We generally match the employee contributions up to a maximum of 7% of their annual compensation. Employer matching contributions vest after two years.

Matching contributions under the plans for fiscal 2004, 2003 and 2002 were $2,826,000, $2,772,000 and $2,440,000, respectively.

15.    Major Customers

No single customer accounted for greater than 10% of accounts receivable at June 30, 2004. At June 30, 2003 Altria Corporate Services International, Inc. accounted for approximately 14% of accounts receivable. No single customer accounted for greater than 10% of accounts receivable at June 30, 2002. No single customer accounted for 10% of accounts receivable in fiscal 2004 and Microsoft Corporation accounted for 19% and 31% of total revenue during fiscal 2003 and 2002, respectively.

16.    Related Party Transactions

Royalty expense included amounts to an affiliate of $26,800, $375,000 and $6,600 during fiscal 2004, 2003 and 2002, respectively.

We paid a former outside director $60,000 for consulting services during fiscal 2002. No consulting fees were paid to the director during fiscal 2004 or 2003.

In the normal course of business we sell our products and services to various businesses, some of which may own our common stock. The terms of any such sales, in the opinion of management, are generally comparable to those offered to other customers based on the products purchased and the size of the transaction.

17.    Segment and Geographical Information

We operate in one reportable segment: the design, development, marketing, support and sales of systems and security management and web analytics solutions. No individual foreign country accounted for greater than 10% of total revenue or long-lived assets in any of the periods presented. The following table summarizes total net revenue and long-lived assets attributed to foreign locations (in thousands):

	Year Ended June 30,
	2004	2003	2002
Total revenue:
United States	$167,530	$237,616	$228,200
Foreign	94,115	72,608	50,039

Total revenue*	$261,645	$310,224	$278,239

Long-lived assets (excluding goodwill and other intangible assets):
United States	$53,867	$62,265	$57,712
Foreign	2,942	3,288	2,082

Total long-lived assets	$56,809	$65,553	$59,794

*	Revenue is attributed to countries based on location of shipment.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2004, 2003, and 2002

18.    Quarterly Results (Unaudited)

A summary of quarterly financial information for each of the last two fiscal years is set forth in the table below. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended June 30, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue	$62,856	$63,961	$66,917	$67,911
Gross profit	46,470	47,925	50,360	54,831
Net loss	(163,614)	(10,247)	(10,607)	(6,912)

Basic and diluted loss per share(1)	$(2.91)	$(0.18)	$(0.19)	$(0.12)

Shares used to compute basic and diluted earnings per share	56,306	56,870	57,045	55,953

(1)	The sum of quarterly per share amounts do not equal per share amounts reported for the year due to changes in the number of weighted-average shares outstanding and the effects of rounding in individual quarters.

	Year Ended June 30, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue	$77,088	$80,310	$80,165	$72,661
Gross profit	62,804	65,321	62,708	54,536
Net income (loss)	(572,228)	1,324	(3,155)	(334,682)

Basic earnings per share(1)	$(11.35)	$0.03	$(0.06)	$(6.00)
Diluted earnings per share(1)	$(11.10)	$0.02	$(0.06)	$(6.00)

Shares used to compute basic earning per share	50,420	51,805	55,063	55,797
Shares used to compute diluted earnings per share	51,559	52,763	55,063	55,797

(1)	The sum of quarterly per share amounts do not equal per share amounts reported for the year due to changes in the number of weighted-average shares outstanding and the effects of rounding in individual quarters.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Charged to cost and expenses	Other	Deductions	Balance at end of period
Year ended June 30, 2002
Allowance for uncollectible accounts	$2,606	$(404)	$—	$(783)	$1,419
Allowance for sales returns	$1,439	$1,257	$—	$(1,086)	$1,610

Year ended June 30, 2003
Allowance for uncollectible accounts	$1,419	$(165)	$161	$(310)	$1,105
Allowance for sales returns	$1,610	$1,072	$—	$(1,581)	$1,101

Year ended June 30, 2004
Allowance for uncollectible accounts	$1,105	$(152)	$(161)	$(121)	$671
Allowance for sales returns	$1,101	$1,106	$—	$(1,344)	$863