Form 10-Q
period 2004-09-30
NETIQ CORP
filed 2004-11-05
CIK 1084827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of October 31, 2004, the Registrant had outstanding 55,246,321 shares of Common Stock.

NETIQ CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NetIQ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2004	June 30, 2004(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,873	$57,841
Short-term investments	221,639	229,781
Accounts receivable, net	27,302	31,081
Prepaid expenses and other	6,279	5,269

Total current assets	319,093	323,972

Property and equipment, net	48,745	49,706
Other intangible assets, net	33,780	39,040
Other assets	2,301	2,489
Long-term investments	4,614	4,614
Goodwill	124,312	124,081

Total assets	$532,845	$543,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,770	$8,278
Accrued compensation and related benefits	13,377	14,374
Other liabilities	11,480	11,812
Deferred revenue, current portion	62,137	61,174
Restructuring liability, current portion	411	929

Total current liabilities	96,175	96,567

Deferred revenue, net of current portion	2,372	5,442
Restructuring liability, net of current portion	327	393

Total liabilities	98,874	102,402

Stockholders’ equity:
Common stock-$0.001 par value; 250,000,000 shares authorized, 54,932,262 issued and outstanding at September 30, 2004; 55,216,057 issued and outstanding at June 30, 2004	2,902,434	2,905,610
Deferred employee stock-based compensation	(1,013)	(313)
Accumulated deficit	(2,466,704)	(2,462,825)
Accumulated other comprehensive loss	(746)	(972)

Total stockholders’ equity	433,971	441,500

Total liabilities and stockholders’ equity	$532,845	$543,902

(1)	Derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Software license revenue	$33,000	$35,025
Service revenue	31,742	27,831

Total revenue	64,742	62,856

Cost of software license revenue	1,348	2,789
Cost of service revenue	8,542	7,796
Amortization of purchased technology	3,095	5,801

Total cost of revenue	12,985	16,386

Gross profit	51,757	46,470
Operating expenses:
Sales and marketing	30,776	28,024
Research and development	16,141	16,524
General and administration	6,437	7,095
Amortization of other intangible assets	2,165	4,263
Employee stock-based compensation	175	101
Restructuring charge (credit)	19	(366)
Impairment of goodwill	—	150,842

Total operating expenses	55,713	206,483

Loss from operations	(3,956)	(160,013)
Other income (expenses):
Interest income	1,194	1,371
Impairment of long-term investment	—	(4,100)
Other expenses, net	(254)	(62)

Total other income (expenses)	940	(2,791)

Loss before income taxes	(3,016)	(162,804)
Income tax expense	863	810

Net loss	$(3,879)	$(163,614)

Other comprehensive loss, net of income taxes:
Foreign currency translation adjustment	79	338
Unrealized gain (loss) on short-term investments	147	(25)

Comprehensive loss	$(3,653)	$(163,301)

Basic and diluted loss per share	$(0.07)	$(2.91)
Shares used to compute basic and diluted loss per share	55,143	56,306

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,879)	$(163,614)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,389	14,090
Amortization of employee stock-based compensation	175	101
Loss on sale of investments and property and equipment	9	87
Impairment of goodwill	—	150,842
Impairment of long-term investment	—	4,100
Changes in:
Accounts receivable	3,955	8,977
Prepaid expenses and other	(818)	(689)
Accounts payable	465	283
Accrued compensation and related benefits	(1,032)	(2,206)
Other liabilities	(344)	(274)
Restructuring liability	(584)	(1,146)
Deferred revenue	(2,412)	9,990

Net cash provided by operating activities	3,924	20,541

Cash flows from investing activities:
Purchases of property and equipment, net	(2,160)	(2,502)
Cash used in acquisitions	(231)	—
Purchases of short-term investments	(17,506)	(73,635)
Proceeds from maturities of short-term investments	20,880	63,083
Proceeds from sales of short-term investments	4,912	—
Other	(2)	66

Net cash (used in) provided by investing activities	5,893	(12,988)

Cash flows from financing activities:
Proceeds from sale of common stock	24	5,221
Repurchase of common stock	(4,076)	—

Net cash (used in) provided by financing activities	(4,052)	5,221
Effect of exchange rate changes on cash	267	353

Net increase in cash and cash equivalents	6,032	13,127
Cash and cash equivalents, beginning of period	57,841	76,095

Cash and cash equivalents, end of period	$63,873	$89,222

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1
Cash paid for income taxes	$3	$225

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2004 and 2003

(Unaudited)

1.    Basis of Presentation

Interim Financial Information—The accompanying financial statements include the accounts of NetIQ Corporation and its subsidiaries. We have subsidiaries in Canada, Europe, Asia Pacific, and South America.

These interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. All intercompany accounts and transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results to be expected for the entire fiscal year ending June 30, 2005.

These interim financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

2.    Stock Based Compensation Plans

We account for stock-based compensation for our employee stock plans in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Unvested options assumed in acquisitions are accounted for in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, and the related deferred employee stock-based compensation is amortized ratably over the vesting periods.

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

The weighted-average fair value of stock-based compensation to our employees is based on the single option valuation approach. Forfeitures are recognized as they occur, and it is assumed no dividends will be declared. The weighted-average fair value calculations are based on the following assumptions:

	Three Months Ended September 30,
	2004	2003
Estimated life (in years)	4.3	4.0
Risk-free interest rate	3.2%	2.8%
Volatility	38%	70%

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2004 and 2003

(Unaudited)

For pro forma purposes, the estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. Our pro forma results are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2004	2003
Reported net loss	$(3,879)	$(163,614)
Employee stock-based compensation included in reported net loss	175	101
Employee stock-based compensation determined under the fair value method for all awards, net of income taxes	(12,194)	(16,897)

Pro forma net loss	$(15,898)	$(180,410)

Basic and diluted loss per share:
As reported	$(0.07)	$(2.91)
Pro forma	$(0.29)	$(3.20)

3.    Allowance for Uncollectible Accounts and Sales Returns

Accounts receivable are presented net of allowance for uncollectible accounts and sales returns. Changes in the allowance for uncollectible accounts and sales returns during the three months ended September 30, 2004 are as follows (in thousands):

	Uncollectible Accounts	Sales Returns
Balances, June 30, 2004	$671	$863
Increase (decrease) in allowance	(45)	44
Write-offs, net of recoveries	20	(169)

Balances, September 30, 2004	$646	$738

4.    Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Carrying Amount	Accumulated Amortization	Net

	September 30, 2004
Purchased technology	$99,636	$76,958	$22,678
Customer contracts	24,829	14,964	9,865
Customer lists	43,078	42,722	356
Publishing rights	1,262	761	501
Tradenames	3,190	2,810	380
Patents	1,487	1,487	—

Total	$173,482	$139,702	$33,780

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2004 and 2003

(Unaudited)

	Carrying Amount	Accumulated Amortization	Net

	June 30, 2004
Purchased technology	$99,636	$73,968	$25,668
Customer contracts	24,829	12,895	$11,934
Customer lists	43,078	42,686	$392
Publishing rights	1,262	656	$606
Tradenames	3,190	2,750	$440
Patents	1,487	1,487	$—

Total	$173,482	$134,442	$39,040

Estimated future amortization of other intangible assets as of September 30, 2004 is as follows (in thousands):

Fiscal year ending June 30,	Purchased Technology*	Other Intangible Assets
2005 (remaining 9 months)	$9,284	$6,492
2006	8,681	3,923
2007	4,223	136
2008	991	50

Total	$23,179	$10,601

*	Includes publishing rights

5.    Goodwill

The $231,000 change in goodwill during the three months ended September 30, 2004 resulted from an earn-out payment made under a business combination entered into during fiscal 2004.

6.    Other Liabilities

Other liabilities consist of (in thousands):

	September 30, 2004	June 30, 2004
Accrued sales and marketing costs	$3,184	$4,120
Sales tax payable	658	933
Facility reserve	329	379
Other	7,309	6,380

Other liabilities	$11,480	$11,812

At September 30, 2004 and June 30, 2004 our facility reserve represented the expected future costs under a lease agreement for unoccupied office space in Portland, Oregon, which expires in December 2006.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2004 and 2003

(Unaudited)

7.    Restructuring Liability

Fiscal 2004 restructuring

During the three months ended June 30, 2004 we recorded a restructuring charge of $2.5 million related to restructuring of our information technology group and operations and continued cost reduction efforts.

Pursuant to the restructuring plan, we notified 86 employees that their employment would be terminated. As of September 30, 2004, 80 of these employees had left our employment, 3 had their employment extended and 3 employees had their termination rescinded. As of September 30, 2004, $1.7 million had been paid as termination benefits and related costs pursuant to the restructuring and $57,000 remained as a liability.

As part of the restructuring plan, we determined that we no longer required certain office space in Portland, Oregon, and established an accrual of $764,000 for fair value of the facilities consolidation. The amounts accrued for facilities consolidations at September 30, 2004 represent the total remaining liability under the lease, net of estimated sub-lease income.

We lease approximately 12,000 square feet of office space in Manukau, New Zealand under a lease expiring April 2005. The space was vacated in July of 2004 and a subsequent adjustment of $92,000 was made to the restructuring liability to reflect the estimated remaining obligation under this lease.

The following summarizes the 2004 restructuring plan activity (in thousands):

	Employee Severance and Other Related Benefits	Facilities Consolidations	Total
Restructuring charge (Quarter ended June 30, 2004)	1,738	764	2,502
Cash payments	(1,377)	(78)	(1,456)

Restructuring liability at June 30, 2004	361	686	1,047
Cash payments	(231)	(97)	(328)
Adjustments to restructuring, net	(73)	92	19

Restructuring liability at September 30, 2004	$57	$681	$738

Fiscal 2003 restructuring

Payments made during the three months ended September 30, 2004 represent the final payments due under the Houston lease obligation, net of sublease income.

The following summarizes the 2003 restructuring plan activity (in thousands):

	Employee Severance and Other Related Benefits	Facilities Consolidations	Total
Restructuring liability at June 30, 2004	—	275	275
Cash payments, net of sub-lease income	—	(275)	(275)

Restructuring liability at September 30, 2004	$—	$—	$—

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2004 and 2003

(Unaudited)

8.     Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,
	2004	2003
Weighted average common shares outstanding	55,143	56,726
Weighted average common shares outstanding subject to repurchase	—	(420)

Shares used to compute basic and diluted earnings per share	55,143	56,306

During the three months ended September 30, 2004 we had securities outstanding which could potentially dilute earnings per share. However, we excluded these securities from the computation of diluted earnings per share because the effect of including them would have been antidilutive. Such outstanding securities consist of outstanding options to purchase 17,607,152 common shares.

9.    Indemnification and Contingencies

Indemnification—We enter into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that a NetIQ product infringes a patent, copyright or trademark, misappropriates a trade secret, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments we could be required to make under these indemnification agreements. To date, we have not incurred significant costs to defend lawsuits or settle claims related to indemnification agreements. We have not recorded any liabilities for these indemnification agreements at September 30, 2004 or June 30, 2004.

At our discretion and in the ordinary course of business, we perform and subcontract the performance of certain services. Accordingly, we enter into standard indemnification agreements with our customers to indemnify them for damage caused by our employees and subcontractors. It is not possible to estimate the maximum potential amount of future payments we could be required to make under these indemnification agreements. We maintain insurance policies that may enable us to recover a portion of any such claim. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. We have not recorded any liabilities for these indemnification agreements at September 30, 2004 or June 30, 2004.

As permitted under Delaware law, we have agreements indemnifying our executive officers, directors and some other employees for certain events and occurrences while the officer, director and employee is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable. We maintain directors and officers liability insurance designed to enable us to recover a portion of any future amounts paid. We have not recorded any liabilities for these indemnification agreements at September 30, 2004 or June 30, 2004.

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

Three Months Ended September 30, 2004 and 2003

(Unaudited)

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

10.    Major Customer

At September 30, 2004 one customer represented 16% of our accounts receivable. At June 30, 2004 no single customer accounted for more than 10% of our accounts receivable.

No single customer accounted for more than 10% of revenue during the three months ended September 30, 2004 or 2003.

11.    Subsequent Events

On October 7, 2004, @Stake, Inc., a company in which we held a long-term investment as of September 30, 2004 was acquired by a third party. Under the terms of the acquisition agreement, we received a $5.0 million payment which resulted in a $4.1 million gain. The gain will be reflected in our financial results as of December 31, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, intentions, strategies, and expected operating results and financial condition. Forward-looking statements also include statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial position. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, and actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to such differences include, but are not limited to, those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Factors That May Affect Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a provider of cross-platform systems and security management software and web analytics software and related services.

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

Special Considerations in Reviewing Fiscal 2005 and Fiscal 2004 Results

Our financial results for the three months ended September 30, 2004 and 2003 were affected by certain significant events that should be considered in comparing these periods.

In August 2003, we received the final $5.0 million license payment in accordance with our license agreement with Microsoft, pursuant to which, Microsoft received a perpetual, non-exclusive license to our Operations Manager technology and source code. We received a total of $175.0 million in license fees from Microsoft starting in November 2000 and ending in August 2003. Under the terms of the agreement, Microsoft also paid us an additional $5.0 million per year to market joint solutions of the parties, which served to reduce our sales and marketing expenses when such expenses were incurred. The last marketing payment under this agreement was received during the three months ended September 30, 2003. Of the total marketing funds received approximately $70,000 remained unspent as of September 30, 2004.

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

Our mix of license revenue and service revenue has shifted significantly in recent periods, with a much greater percentage of our revenue attributable to service revenue. The change in the mix is attributable in part to the end of revenue under the license agreement with Microsoft, our increased base of maintenance customers and an increase in our revenue from the hosted business for WebTrends. Our gross margin has improved despite the shift from lower cost of sales license revenue to service revenue and the higher costs of sales associated with service revenue. We have improved gross margin by achieving greater efficiencies and lowering costs with respect to provision of services as well as the decline in the amortization of purchased technologies.

Due to a revenue shortfall in the quarter ended September 30, 2003 we performed an impairment analysis on the fair value of goodwill. We determined that the shortfall related primarily to our acquired and internally developed security products and that future revenue would not meet the forecast then in effect. Accordingly, we recorded a goodwill impairment charge of $150.8 million in September 2003. No such impairment charge was recorded for the quarter ended September 30, 2004.

We repurchased 391,880 shares of our common stock during the three months ended September 30, 2004 for $4.1 million pursuant to a repurchase program approved by our board of directors in September 2004. The program authorizes the repurchase of up to $50 million of our outstanding common stock in open market transactions from time to time over a 12 month period.

Comparison of Three Months Ended September, 2004 and 2003

Total Revenue.    Total revenue and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended September 30,		Percentage Change
	2004	2003
Software license revenue	$33,000	$30,025	10%
Software license revenue under Microsoft agreement	—	5,000	(100)%

Total software license revenue	33,000	35,025	(6)%
Service revenue	31,742	27,831	14%

Total revenue	$64,742	$62,856	3%

	Revenue as % of Total Revenue Inclusive of Microsoft Revenue Three Months Ended September 30,		Revenue as % of Total Revenue Exclusive of Microsoft Revenue Three Months Ended September 30,
	2004	2003	2004	2003
Software license revenue	51%	48%	51%	52%
Software license revenue
under Microsoft agreement	0%	8%	N/A	N/A

Total software license revenue	51%	56%	51%	52%
Service revenue	49%	44%	49%	48%

Total revenue	100%	100%	100%	100%

Total revenue increased by $1.9 million or 3% during the three months ended September 30, 2004, compared with the three months ended September 30, 2003. Software license revenue represented 51% of total revenue for the three months ended September 30, 2004 and 56% of total revenue for the three months ended September 30, 2003, with service revenue representing the balance.

Pursuant to the schedule of payments set forth in the agreement with Microsoft, software license revenue from Microsoft successively declined, with the final $5.0 million payment received in August 2003.

Software License Revenue.    Total software license revenue decreased $2.0 million or 6% during the three months ended September 30, 2004 compared with the three months ended September 30, 2003. The decrease was principally a result of $5 million in Microsoft revenue received during the three months ended September 30, 2003, which was the final payment under the Microsoft agreement. Excluding revenue from Microsoft, software license revenue increased by $3.0 million or 10% during the three month period ended September 30, 2004 when compared with the same period during the prior year. We believe the increase in non-Microsoft license revenue was substantially due to increases in sales productivity resulting from lengthening tenure of the sales force.

Service Revenue.    Service revenue consists of revenue from the sale of maintenance service agreements, consulting services and training services, as well as the sale of hosted web analytics services. Service revenue increased by $3.9 million or 14% during the three months ended September 30, 2004 compared with the three months ended September 30, 2003. The increase was primarily due to maintenance fees associated with new software licenses and renewals by our existing customers and an increase in WebTrends hosted service revenue.

Total Cost of Revenue.    Total cost of revenue and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended September 30,
	2004	2003
Cost of software license revenue	$1,348	$2,789
As percentage of license revenue	4%	8%

Cost of service revenue	8,542	7,796
As percentage of service revenue	27%	28%

Amortization of purchased technology	3,095	5,801

Total cost of revenue	$12,985	$16,386

As percentage of total revenue	20%	26%

Total cost of revenue decreased by 6% or $3.4 million during the three months ended September 30, 2004 when compared with the three months ended September 30, 2003.

Cost of Software License Revenue.    Cost of software license revenue includes royalties paid to third parties, personnel and other costs associated with software packaging, documentation such as user manuals and CDs, and production, as well as shipping. Cost of software license revenue as a percentage of related license revenue decreased from 8% during the three months ended September 30, 2003 to 4% during the three months ended September 30, 2004. The percentage decrease was primarily due to a decrease in royalty expense as result of our acquisition, in March 2004, of certain technology previously subject to quarterly royalty payments. The amortization of the purchased technology is included in amortization of purchased technology.

Cost of Service Revenue.    Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services, training services, and costs associated with our hosted service. Cost of service revenue as a percentage of related service revenue was relatively consistent as a percentage of related service revenue for the three months ending September 30, 2004 and September 30, 2003. We expect our cost of service revenue to decrease slightly during the three months ending December 31, 2004 compared with the three months ended September 30, 2004.

Amortization of Purchased Technology.    Purchased technology consists of developed software capitalized in our acquisitions or purchased separately and is amortized using the straight-line method over the estimated useful life, generally three years. Amortization decreased from $5.8 million during the three months ended September 30, 2003 to $3.1 million during the three months ended September 30, 2004. The decrease in the amortization is due to amounts capitalized in prior acquisitions becoming fully amortized. We expect to amortize approximately $3.1 million of purchased technology during the three months ending December 31, 2004, absent further acquisitions or impairments.

Operating Expenses

Sales and Marketing.    Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, and expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows, lead generation activities and proportionately allocated facilities and information technology costs, net of payments received from Microsoft for product promotions.

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended September 30,
	2004	2003
Sales and marketing expenses	$30,776	$28,024
Percentage change from comparable prior period	10%
As a percentage of total revenue	48%	45%

Headcount at September 30	499	517

Sales and marketing expenses increased by $2.8 million or 10% during the three months ended September 30, 2004 compared with the corresponding period a year earlier. The increase in absolute dollars resulted principally from our higher non-Microsoft revenue during the current periods, which resulted in the payment of higher commissions. Sales and marketing as a percentage of revenue increased from 45% during the three months ended September 30, 2003 to 48% during the three months ended September 30, 2004, principally as a result of inclusion of the $5 million in Microsoft revenue (for which minimal sales and marketing effort was required) during the three months ending September 30, 2003. During the three months ending December 31, 2004, we expect sales and marketing expenses to stay relatively flat in absolute dollars compared with the three months ended September 30, 2004.

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

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended September 30,
	2004	2003
Research and development	$16,141	$16,524
Percentage change from comparable period	(2)%
As a percentage of total revenue	25%	26%

Headcount at September 30	387	441

Research and development expenses decreased by $383,000 or 2% during the three months ended September 30, 2004 compared with the three months ended September 30, 2003. This decrease in absolute dollars resulted principally from lower overall headcount and lower expense for bonuses. We anticipate research and development spending to remain constant during the three months ending December 31, 2004 compared to the three months ended September 30, 2004.

General and Administrative.    Our general and administrative expenses consist primarily of personnel costs for finance and administration, as well as directors and officers insurance, directors fees, professional services expenses, such as legal and accounting fees, and proportionately allocated facilities and information technology costs.

General and administrative expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended September 30,
	2004	2003
General and administrative	$6,437	$7,095
Percentage change from comparable period	(9)%
As a percentage of total revenue	10%	11%

Headcount at September 30	193	195

General and administrative expenses decreased by $658,000 or 9% during the three months ended September 30, 2004 compared with the three months ended September 30, 2003. The decrease in absolute dollars in the three month period was primarily due to lower bonuses and a reduction in outside services. We anticipate general and administrative costs to increase slightly during the three months ending December 31, 2004.

Amortization of Other Intangible Assets.    Amortization of other intangible assets includes amortization of capitalized values relating to customer contracts, customer lists, patents, and trade name intangibles from our acquisitions. Other intangible assets are amortized using the straight-line method over their estimated useful life, generally three years. Amortization decreased from $4.3 million during the three months ended September 30, 2003 to $2.2 million during the three months ended September 30, 2004. The decrease occurred because other previously capitalized acquisition related intangibles had been fully amortized by June 2004. During the three months ending December 31, 2004 we expect to amortize approximately $2.2 million of other intangible assets, absent further acquisitions or impairments.

Employee Stock-Based Compensation.    Deferred employee stock-based compensation represents the intrinsic value of unvested options assumed in acquisitions and the charges associated with the grant of restricted stock and options at less than fair market value. The deferred amount is being amortized over the vesting periods of the restricted stock grant and the assumed and granted options, generally one to four years. During the three months ended September 30, 2004, we recognized employee stock-based compensation expense of $175,000 compared with $101,000 during the three months ended September 30, 2003. The increase was due to a restricted stock grant made during the three months ended September 30, 2004. During the three months ending December 31, 2004 we expect to amortize approximately $240,000 of deferred employee stock-based compensation, absent further acquisitions or grants at less than fair market value.

Restructuring Charge.    During the three months ended June 30, 2004, we recorded a restructuring charge of $2.5 million related to a plan to terminate the employment of certain employees and to vacate certain of our facilities related to restructuring our information technology group and operations and continued cost reduction efforts. During the three months ended September 30, 2004 we included the costs associated with the lease for the New Zealand facility as part of the restructuring charge which was partially offset by a reduction in employee related costs resulting in an increase in the liability of $19,000.

Total Other Income (Expenses).    Total other income (expenses) is primarily composed of interest income on our cash, cash equivalents and short-term investments, foreign exchange gains and losses, and impairment of long-term investment. Interest income during the three months ended September 30, 2004 was $1.2 million compared with $1.4 million during the three months ended September 30, 2003. The decrease in interest income is primarily the result of lower interest income earned on our cash and cash equivalents and short-term investments as a result of lower cash and investment balances due to our use of cash. During the three months ended September 30, 2004 we recorded other expense of $254,000 consisting primarily of foreign exchange gains and losses on U.S. dollars held in subsidiaries with non-U.S. dollar local functional currencies. During the three months ended September 30, 2003 we recorded a $4.1 million charge related to an impairment of a long-term investment based on management’s assessment that there was a decline in value that was other than temporary. No such charge was recorded in the three month period ending September 30, 2004. During the three months ending December 31, 2004 we sold @Stake, Inc, a long-term investment, and the sale generated other income of $4.1 million.

Income Taxes.    We recorded income tax expense of $863,000 during the three months ended September 30, 2004 compared with income tax expense of $810,000 during the three months ended September 30, 2003. Tax expense is booked based on the estimated tax obligation for the entire year and includes foreign income tax, state franchise tax and federal alternative minimum tax.

Liquidity and Capital Resources

At September 30, 2004, we held $63.9 million in cash and cash equivalents and $221.6 million in short-term investments, for a total of $285.5 million compared with $287.6 million as of June 30, 2004, a decrease of $2.1 million. The primary reasons for this decrease was the use of $4.1 million to repurchase shares of our common stock pursuant to our stock repurchase program and $2.2 million for purchases of property, plant and equipment which was partially offset by $3.9 million in cash generated from operations.

Our operating activities, adjusted for non-cash charges, resulted in net cash inflows of $3.9 million and $20.5 million during the three months ended September 30, 2004 and 2003, respectively. During the three months ended September 30, 2004, the primary non-cash charge was depreciation and amortization of $8.4 million. During the three months ended September 30, 2003, the primary non-cash charges were the impairment of goodwill of $150.8 million, depreciation and amortization of $14.1 million and impairment of long-term investment of $4.1. In addition, changes in assets and liabilities used cash during the three months ended September 30, 2004 as compared with providing cash during the three months ended September 30, 2003.

Our investment activities resulted in a net cash inflow of $5.9 million for the three month period ended September 30, 2004 and a net cash outflow of $13.0 million for the three month period ended September 30, 2003. During the three months ended September 30, 2004 and 2003, primary uses of cash from investing activities were acquisitions of property and equipment of $2.1 million and $2.5 million, respectively, principally for computer hardware and software and the purchases of short-term investments of $17.5 million and $73.6 million, respectively. The principal sources of cash during the three months ended September 30, 2004 were maturities and sales of short-term investments of $20.9 million and $4.9 million, respectively. Proceeds from the sale of short-term investments of $63.1 million was the principal source of cash during the three months ended September 30, 2003.

During the three months ended September 30, 2004 our financing activities used $4.1 million in cash for purchase of common stock. Financing activities generated cash of $24,000 and $5.2 million during the three months ended September 30, 2004 and 2003, respectively, from the proceeds of the exercise of stock options.

As of September 30, 2004, we had no significant debt other than operating leases.

Long-term Obligations

The following summarizes our long-term obligations as of September 30, 2004 and the effect we expect such obligations to have on our liquidity and cash flows in future periods (in thousands, including lease payments accrued as part of our goodwill, facility reserve, and restructuring liability):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating leases	$9,945	$5,527	$4,248	$170	$—
Future minimum royalty payments	3,680	703	2,977	—	—

Total long-term obligations and commitments	$13,625	$6,230	$7,225	$170	$—

Assuming there is no significant change in our business, we believe that our cash and cash equivalent balances, short-term investments, and cash flows generated from operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

We defer license revenue until all of the criteria noted above are met. We defer maintenance revenue and recognize it ratably over the maintenance term, typically one year. We defer advance payments for hosted services and recognize such revenue based upon page views consumed or ratably over the term of the contract. We defer consulting and training revenues and recognize them as those services are performed.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustments therefore actual results could differ from our current estimates. Significant estimates made in the accompanying financial statements are:

•	Allowance for Uncollectible Accounts—We provide an allowance for uncollectible accounts receivable based on our assessment of the collectibility of specific customer accounts and an analysis of the remaining accounts receivable. Changes in the allowance are included as a component of general and administrative expense on the income statement. The allowance for uncollectible accounts was $646,000 at September 30, 2004. If actual collections differ significantly from our estimates, we may experience a decrease or increase in our general and administrative expenses.

•	Allowance for Sales Returns—We provide an allowance for sales returns based on historical trends in product returns. Revenue is recognized net of the provision for sales returns. The allowance for sales returns was $738,000 at September 30, 2004. If actual returns differ significantly from our estimates, it may result in a decrease or increase in future revenue.

•

Other Intangible Assets—We record intangible assets when we acquire companies or technology. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Certain identifiable intangible assets such as purchased technology and customer lists are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition and goodwill is capitalized, subject to periodic review for impairment. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Should conditions be different than management’s current assessment, material write-downs of the fair value of intangible assets may be required. We periodically review the estimated remaining useful lives of our other intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization expense or a write-down in future periods. As such, any future write-downs of these assets would adversely affect our gross and operating margins.

•	Goodwill—We periodically assess goodwill for impairment. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill, as of April 30, or if in the interim impairment indicators are identified with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. Should conditions be different than management’s last assessment, significant write-downs of goodwill may be required. Goodwill as of September 30, 2004 is $124.3 million, and any future write-downs of goodwill will adversely affect our operating margin.

•	Restructuring Liabilities and Facility Reserves—We regularly evaluate the utilization of our facilities and when future use of a specific facility is no longer required and no longer occupied, we record a charge for the remaining costs, net of any sublease or other recoveries anticipated. In connection with our significant acquisitions and from time to time in an effort to better respond to customer needs, to reduce operating costs or to facilitate better collaboration between organizations, we also restructure our operating activities and organizations, eliminating redundancies in personnel and facilities. Establishing reserves for unoccupied facilities typically is more dependent on the exercise of judgment than a reserve for personnel termination, as sublease rental income or other recoveries are more difficult to estimate than severance benefits or salary continuation payments. At September 30, 2004 we had $1.0 million reserved for unoccupied facilities and $57,000 reserved for employee severance benefits.

•	Provision for Income Taxes—The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. If we do not generate sufficient taxable income, the realization of deferred tax assets could be impaired resulting in additional income tax expense. As a result, we record a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are principally the result of the tax benefit of disqualifying dispositions of stock options, which will be credited to equity when realized. We have established a valuation allowance to fully reserve these deferred tax assets due to the uncertainty regarding their realization.

Employee Stock Options

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity and most of our employees participate in our option program. During the three months ended September 30, 2004, 87% of the shares subject to options granted were to employees other than our five most highly compensated executive officers. Options granted under the plans expire no later than 10 years from the grant date and generally vest within four years. Since August 2002, employee options granted were for a term of not more than seven years. We also have an employee stock purchase plan under which employees are entitled to purchase a limited number of shares at 85% of fair market value. See Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2004 for additional information regarding our stock option plans.

We have assumed certain option plans in connection with our acquisitions. Generally, these options were granted under terms similar to the terms of our stock option plans at prices adjusted to reflect the relative exchange ratios in the acquisition.

Options granted to employees, including officers and non-employee directors, and the dilutive effect of options granted are summarized as follows:

	Three Months Ended September 30, 2004	Year Ended June 30,
		2004	2003
Total options granted	3,288,981	6,774,998	2,124,750	(1)
Less options cancelled	(915,449)	(3,259,892)	(5,821,744	)(2)

Net options (cancelled) granted	2,373,532	3,515,106	(3,696,994)

Net (cancellations) grants as a percentage of outstanding shares (3)	4.3%	6.2%	(6.8)%
Grants to top five listed officers (4) as a percentage of total options granted	13.2%	21.2%	15.3%
Grants to top five listed officers as a percentage of outstanding shares (3)	0.8%	2.5%	0.6%
Cumulative options held by top five listed officers as a percentage of total options outstanding (5)	21.6%	22.5%	19.4%

(1)	Excludes 3,848,214 options assumed in connection with an acquisition and 2,848,145 options regranted as part of our 2003 tender offer.
(2)	Excludes 2,848,145 options regranted as part of our 2003 tender offer.
(3)	Outstanding shares at the beginning of each fiscal year.
(4)	“Listed Officers” are our Chief Executive Officer (CEO) and each of the four other most highly compensated executive officers as of June 30, 2004 that are still employed by us.
(5)	Outstanding options at the end of each period.

Summary of stock option activity under our plans is as follows:

	Shares Available for Options	Options Outstanding
		Shares	Weighted- Average Exercise Price
Outstanding, June 30, 2003	5,709,798	12,614,884	$21.26
Granted	(6,774,998)	6,774,998	$13.69
Exercised	—	(888,285)	$9.98
Cancelled	3,259,892	(3,259,892)	$19.85
Expired	(854,912)	—	—
Additional shares reserved	2,600,000	—	—

Outstanding, June 30, 2004	3,939,780	15,241,705	$18.86
Granted—Stock Options	(3,288,981)	3,288,981	$9.13
Granted—Restricted Stock	(100,000)	—	—
Exercised	—	(8,085)	$3.00
Cancelled	915,449	(915,449)	$19.72
Expired	(47,639)	—	—
Additional shares reserved	2,600,000	—	—

Outstanding, September 30, 2004	4,018,609	17,607,152	$17.05

Summary of outstanding in-the-money and out-of-the-money options as of September 30, 2004 is as follows:

	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-Money	543,403	$4.56	3,136,717	$8.99	3,680,120	$8.34
Out-of-the-Money (1)	7,409,007	$22.57	6,518,025	$15.71	13,927,032	$19.36

Total Options Outstanding	7,952,410	$21.34	9,654,742	$13.52	17,607,152	$17.05

(1)	Out-of-the-money options have an exercise price equal to or above the closing price of $10.70 at September 30, 2004.

Options granted to top five listed officers during the three months ended September 30, 2004 are as follows:

	Number of Securities Underlying Option Granted	Percentage of Total Options Granted to Employees (1)	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name					5%	10%
Charles M. Boesenberg (CEO)	150,000	4.6%	$8.95	8/6/2011	$546,532	$1,273,653
Mark P. Marron	75,000	2.3%	$8.95	8/6/2011	$273,266	$636,826
Marc B. Andrews	75,000	2.3%	$8.95	8/6/2011	$273,266	$636,826
Betsy E. Bayha	60,000	1.8%	$8.95	8/6/2011	$218,613	$509,461
Gregory L. Drew	75,000	2.3%	$8.95	8/6/2011	$273,266	$636,826

Total	435,000	13.2%

(1)	Based on a total of 3,288,981 options granted to employees during the three months ended September 30, 2004.

Option exercises during the three months ended September 30, 2004 and remaining option holdings for top five listed officers as of September 30, 2004 are as follows:

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at September 30, 2004		Value of Unexercised In-the-Money Options at September 30, 2004 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Charles M. Boesenberg (CEO)	—	$—	1,631,448	1,018,752	$—	$262,500
Mark P. Marron	—	$—	150,199	225,001	$—	$131,250
Marc B. Andrews	—	$—	62,785	237,415	$—	$131,250
Betsy E. Bayha	—	$—	71,031	155,835	$—	$105,000
Gregory L. Drew	—	$—	67,700	177,500	$—	$131,250

(1)	Option values based on stock price of $10.70 at September 30, 2004.

The following table summarizes common stock subject to future issuance under our equity compensation plans as of September 30, 2004:

	Stock to be issued upon exercise of outstanding options(1)	Weighted-average exercise price	Stock remaining available for future issuance under equity compensation plans
Plans approved by stockholders (2)	12,871,167	$17.30	3,193,833	(3)
Plans not approved by stockholders (4)	3,501,942	$17.83	824,776

Total	16,373,109		4,018,609

(1)	Does not include an aggregate of 1,234,043 shares of common stock to be issued upon exercise of options assumed in connection with our acquisitions. No additional awards will be granted under these plans.
(2)	Includes the 1995 Stock Plan and the 1999 Employee Stock Purchase Plan (Purchase Plan).
(3)	Does not include 2,945,770 shares of common stock reserved for issuance pursuant to the Purchase Plan.
(4)	Includes the 2002 Stock Plan, the Amended and Restated 1998 Stock Incentive Compensation Plan, including the Approved UK Sub Plan, and the Mission Critical Software, Inc. 1997 Stock Plan.

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

In addition, the effect of quarterly fluctuations relative to our expectations is increased by the fact that a significant portion of our revenues has historically been generated during the last month of each fiscal quarter, with a substantial portion of sales occurring in the last week and on the last day of the fiscal quarter. Our reliance on a large portion of revenue occurring at the end of the quarter results in uncertainty relating to quarterly revenues, and our forecasts may not be achieved, either because expected sales do not occur within the quarter or because they occur at lower prices or on terms that are less favorable to us. We may not learn of shortfalls in revenue or earnings until late in a particular quarter, leaving us unable to proportionately reduce operating expenses for that quarter. These factors increase the chances that our results could diverge from the expectations of investors and securities analysts.

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

The failure of our investments to produce anticipated benefits may also adversely affect our operating results, as a consequence of amortization of purchased technology and other intangible assets, other acquisition or investment related charges, and impairment charges associated with goodwill. We may be required to record charges for impairment if a product or technology is discontinued, if we pay more than an investment is worth, or if an investment subsequently declines in value. Upon adoption of SFAS No. 142, on July 1, 2002, we recorded a goodwill impairment charge of $579.3 million and have subsequently recorded impairment charges of $330.5 million on April 30, 2003, and $150.8 million on September 30, 2003. These impairment charges are attributable to our revised forecasts for future operating profits and cash flows from our investments, and reflect the decline in our market capitalization. If in future periods we discontinue additional products, or determine that our remaining goodwill from acquisitions has become further impaired or that our investments have further declined in value, we will be required to record additional charges.

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

Our principal competitors include:

•	providers of network and systems management products, such as BMC Software, Inc., Computer Associates International, Inc., Hewlett-Packard Company, International Business Machines Corporation and Microsoft Corporation;

•	providers of security management solutions, such as ArcSight, BindView Corporation, Computer Associates International, Inc., Configuresoft, Inc., International Business Machines Corporation, Internet Security Systems, Inc., McAfee, Inc., netForensics Inc., and Symantec Corporation;

•	providers of administration products, such as BindView Corporation and Quest Software, Inc.;

•	providers of content security solutions, such as Clearswift Limited, Postini Corporation, SurfControl plc, Symantec Corporation, Trend Micro, Inc., Tumbleweed Communications Corp., and Websense, Inc.;

•	providers of web analytics solutions, such as Coremetrics, Inc., Digital River, Inc., DoubleClick Inc., International Business Machines Corporation, NetRatings, Inc., Omniture Inc., Sane Solutions, LLC, SPSS Inc., and WebSideStory, Inc.; and

•	customers’ internal information technology departments that develop or integrate systems management, security management, or web analytics tools for their particular needs.

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

As a consequence of our acquisitions and in response to the changing business environment we have adopted a number of measures to better align our expenses with anticipated revenues, including various reductions in force and the closure of certain facilities. In addition, at the beginning of fiscal 2004, we re-aligned our sales force from a territory orientation to a named account orientation to better focus on our existing customer base, and we realigned our products into solution sets. The focus on specific customers and product solution sets, together with our recent implementation of a value-based sales approach, was intended to enable us to meet customer needs more quickly and achieve more cost-effective sales operations. However, these measures have not been wholly successful. We believe that the disruption caused by our sales realignment significantly contributed increased turnover of personnel and reduced sales force productivity in fiscal 2004.

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

In April 2004 we announced a restructuring of our business, consolidating our security management development activities in Houston. We adopted a plan to eliminate redundant positions in both the New Zealand and the U.S. workforces and to vacate excess facilities, and terminated the employment of 86 employees and vacated certain of our leased facilities. To better align our internal information systems with our business units we also reorganized our IT department. In April 2003, we announced a reduction in force designed to lower operating costs and to better support the convergence of the systems management and security management markets, by combining our systems and security operations and streamlining our organizational structure.

To the extent we engage in these and other organizational or operational changes in the future, we will incur additional costs and expenses and may suffer lost revenue. These measures, and any future steps we may adopt, may result in distraction of management, operational disruption or negative impact on customer service and satisfaction. Similarly, other organizational or operational changes in the future may not result in the intended operational improvements and cost reductions, and may adversely affect our business, results of operations and financial condition.

We have a history of losses and may experience losses in the future.

Since our inception, we have incurred significant net losses. During fiscal 2004, 2003 and 2002, we reported net losses of $191.4 million, $908.7 million and $730.5 million, respectively. During the first three months of fiscal 2005 we reported a net loss of $3.9 million. These losses principally resulted from amortization and impairment of goodwill, amortization of purchased technology and other intangible assets, and other acquisition related charges.

We expect to incur a net loss in fiscal 2005. To the extent we have any unexpected expenses or do not achieve our revenue targets, it could increase our net loss, which may in turn adversely affect our stock price.

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

Our success is heavily dependent on our ability to create proprietary technology and to protect and enforce our intellectual property rights in that technology, as well as our ability to defend against adverse claims of third parties with respect to our technology and intellectual property. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights in our products and services. These laws and procedures provide only limited protection. As of October 25, 2004 we had 18 issued or allowed patents in the United States, 25 pending patent applications in the United States, 6 issued or allowed foreign patents, and 25 pending patent applications in certain foreign jurisdictions. However, these patents may not provide sufficiently broad protection or they may not be enforceable in actions against alleged infringers. In addition, despite precautions that we take, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our current or future products or to independently develop similar or superior technology or design around the patents we own. Policing unauthorized use and transfer of our software is difficult and software piracy can be expected to be a persistent problem. In licensing our products, other than in enterprise license transactions, we typically rely on “shrink wrap” or “clickwrap” licenses that are not signed by licensees. Such licenses may be unenforceable, in whole or in part, under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our intellectual property rights to as great an extent as do the laws of the United States. It may be necessary to enforce our intellectual property rights through the process of litigation, arbitration or other adversarial proceedings. Such proceedings would be costly and potentially distracting to management, and there is no assurance that we would be successful in such proceeding.

We expect our cost of sales to increase as our mix of revenue trends from license revenue towards maintenance and other service revenue.

As our installed base of customers increases and as more customers adopt the hosted model of our WebTrends business line our cost of sales may increase. The cost associated with the provision of services and the infrastructure needed to support the hosted WebTrends business may be higher than those costs associated with license revenue. This shift in revenue may have negative impact on gross margins and may impact our profitability

Third parties could assert that our products infringe their intellectual property rights.

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

We depend on certain key management, technical and sales personnel and on our ability to attract and retain highly qualified personnel. Given recent competitive pressures, we anticipate that our ability to retain key personnel will become more difficult should the economy improve and make more positions available, thus enhancing employee mobility. In addition, our ability to attract and retain personnel may be made more difficult by anticipated changes in the accounting treatment of stock-based compensation, which may limit our ability to use broad-based stock option grants as a means to attract and retain qualified personnel. The volatility or lack of improvement in our stock price may also affect our ability to attract and retain key personnel, who may expect to realize value from our stock options. In addition, our cash incentive plan is based upon company performance and failure to achieve our established targets may limit the amount or eliminate the payment of cash incentive compensation and further impact our ability to retain key personnel.

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

Our prior growth, including through acquisitions, as well as recent business and regulatory requirements, has resulted in new and increased responsibilities for our management personnel; a need to upgrade our operational, financial, and management information systems; and the need to develop and implement cost-effective systems, standards, controls, procedures and policies, including documentation of the internal controls procedures required by Section 404 of the Sarbanes-Oxley Act of 2002. In particular, we have been required to improve our accounting and financial reporting systems in order to accommodate our growth on a global basis and to meet the requirements of a changing regulatory environment. We are continuing the process of modifying and refining our customer relationship management system and enterprise resource planning system to better meet our needs and to provide the enhanced reporting required by increased competitive pressures and regulatory requirements. Most recently, we have implemented eServices technology that provides self-service support capabilities to our customers as well as electronic fulfillment systems that reduce the cost and time required to fulfill customer orders. The failure, poor performance or errors of any of these systems could impact our ability to sell and deliver our products or could result in our inability to maintain our internal controls to the standards required by applicable law, any of which could in turn materially and adversely impact our business, including our ability to meet our revenue and expense targets. Moreover, notwithstanding our investment in maintenance and upgrades, our enterprise systems may not fully meet our needs in the future. If we determine to replace them, we may write off the remaining value of the associated assets.

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

We derive a substantial and increasing portion of our revenues from customers outside the United States and are continuing to expand our international operations. We have support and administrative services operations in Galway, Ireland, Tokyo, Japan and Staines, United Kingdom, and sales and support offices in a number of other foreign locations. Our international operations are subject to a variety of risks, including:

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

To date, a substantial portion of our sales have been denominated in U.S. dollars, and we have not used risk management techniques or “hedged” the risks associated with fluctuations in foreign currency exchange rates. In the three months ended September 30, 2004 we recorded a loss of approximately $247,000 consisting primarily of foreign exchange gains and losses on U.S. dollars and other foreign currency receivables held in subsidiaries with local functional currencies, in particular euros. In the future, if we do not engage in hedging transactions, our results of operations could be subject to further fluctuations resulting in losses or gains from fluctuations in foreign currency exchange rates to the extent our sales are denominated in foreign currencies and the dollar fluctuates in value relative to such currencies.

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

We have recently undergone changes in senior management. On September 11, 2004, James A. Barth, Senior Vice President and Chief Financial Officer retired and Richard H. Van Hoesen, our Vice President of Finance and Chief Accounting Officer, succeeded Mr. Barth as our Chief Financial Officer. Our success will depend to a certain extent on our ability to assimilate these changes in our leadership team.

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

There have been various changes in the enterprise software market that may affect the manner in which we do business. We currently sell most of our software licenses on a “perpetual” basis, which enables us to recognize the majority of revenue received in connection with the sale promptly upon consummation of the sale. However, certain software vendors are moving towards a subscription-based model in which periodic fees are charged for use of the software. We released the WebTrends hosted solution, which is a subscription-based revenue model, in the June quarter. If customers increasingly demand that we sell licenses to our software on a subscription basis, or otherwise charge a periodic fee for its use, or we experience accelerated adoption of our WebTrends hosted business, it will delay our recognition of revenue for those sales and will decrease the revenues attributable to such sales during the reporting period in which the sale is made (although the deferred revenue will be recognized in subsequent periods). If substantial portions of our license sales are converted to a subscription basis, this could materially affect our revenues during the initial quarters in which the change is implemented.

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

Our business is transacted principally in U.S. dollars. During the three months ended September 30, 2004, 19% of the total amount of our invoices was in currencies other than the U.S. dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, Japan, New Zealand, Singapore, South Korea, Spain, Sweden, Switzerland, and the United Kingdom. We believe that a natural hedge exists in some local currencies, as local currency denominated revenue offsets some of the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of September 30, 2004, we had no hedging contracts outstanding.

At September 30, 2004 we had $63.9 million in cash and cash equivalents and $221.6 million in short-term investments. Based on our cash, cash equivalents and short-term investments at September 30, 2004 a 10% change in interest rates would change our annual interest income and cash flows by approximately $557,000.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b)	There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.    EXHIBITS

(a)    Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, NetIQ Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 5th day of November, 2004.

NETIQ CORPORATON

By:	/s/ RICHARD H. VAN HOESEN
Richard H. Van Hoesen
Senior Vice President and Chief Financial Officer