Form 10-Q
period 2004-12-31
NETIQ CORP
filed 2005-02-04
CIK 1084827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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

As of January 31, 2005, the Registrant had outstanding 54,767,268 shares of Common Stock.

NETIQ CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED December 31, 2004

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NetIQ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2004	June 30, 2004 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,932	$57,841
Short-term investments	225,457	229,781
Accounts receivable, net	35,501	31,081
Prepaid expenses and other	5,797	5,269

Total current assets	335,687	323,972

Property and equipment, net	48,118	49,706
Other intangible assets, net	28,806	39,040
Other assets	1,970	2,489
Long-term investments	3,714	4,614
Goodwill	124,614	124,081

Total assets	$542,909	$543,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,512	$8,278
Accrued compensation and related benefits	14,918	14,374
Other liabilities	12,323	11,812
Deferred revenue, current portion	65,126	61,174
Restructuring liability, current portion	297	929

Total current liabilities	100,176	96,567

Deferred revenue, net of current portion	2,638	5,442
Restructuring liability, net of current portion	261	393

Total liabilities	103,075	102,402

Stockholders’ equity:
Common stock-$0.001 par value; 250,000,000 shares authorized, 55,061,459 issued and outstanding at December 31, 2004; 55,216,057 issued and outstanding at June 30, 2004	2,903,295	2,905,610
Deferred employee stock-based compensation	(678)	(313)
Accumulated deficit	(2,461,697)	(2,462,825)
Accumulated other comprehensive loss	(1,086)	(972)

Total stockholders’ equity	439,834	441,500

Total liabilities and stockholders’ equity	$542,909	$543,902

(1)	Derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Software license revenue	$36,849	$34,012	$69,849	$69,037
Service revenue	33,658	29,949	65,400	57,780

Total revenue	70,507	63,961	135,249	126,817

Cost of software license revenue	1,167	2,564	2,515	5,353
Cost of service revenue	8,787	7,671	17,329	15,467
Amortization of purchased technology	3,095	5,801	6,190	11,602

Total cost of revenue	13,049	16,036	26,034	32,422

Gross profit	57,458	47,925	109,215	94,395
Operating expenses:
Sales and marketing	31,300	30,869	62,076	58,893
Research and development	16,020	16,465	32,161	32,989
General and administration	8,121	6,391	14,558	13,486
Amortization of other intangible assets	2,179	4,263	4,344	8,526
Employee stock-based compensation	325	85	500	186
Restructuring credit	(27)	(138)	(8)	(504)
Impairment of goodwill	—	—	—	150,842

Total operating expenses	57,918	57,935	113,631	264,418

Loss from operations	(460)	(10,010)	(4,416)	(170,023)

Other income (expenses):
Interest income	1,352	1,395	2,546	2,767
Gain on sale of long-term investment	4,100	—	4,100	—
Impairment of long-term investment	—	—	—	(4,100)
Other income (expenses), net	810	(542)	556	(605)

Total other income (expenses)	6,262	853	7,202	(1,938)

Income (loss) before income taxes	5,802	(9,157)	2,786	(171,961)
Income tax expense	795	1,090	1,658	1,900

Net income (loss)	$5,007	$(10,247)	$1,128	$(173,861)

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(97)	192	(18)	530
Unrealized loss on short-term investments	(243)	(295)	(96)	(320)

Comprehensive income (loss)	$4,667	$(10,350)	$1,014	$(173,651)

Basic earnings per share:
Net earnings (loss) per share	$0.09	$(0.18)	$0.02	$(3.07)

Diluted earnings per share:
Net earnings (loss) per share	$0.09	$(0.18)	$0.02	$(3.07)

Shares used to compute basic earnings (loss) per share	54,958	56,870	55,051	56,588
Shares used to compute diluted earnings (loss) per share	55,859	56,870	55,675	56,588

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,128	$(173,861)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,525	28,219
Amortization of employee stock-based compensation	500	186
Loss on sale of investments and property and equipment	36	153
Impairment of goodwill	—	150,842
Gain on sale of long-term investment	(4,100)	—
Impairment of long-term investment	—	4,100
Changes in:
Accounts receivable	(5,167)	8,902
Prepaid expenses and other	(10)	312
Accounts payable	(1,012)	(473)
Accrued compensation and related benefits	216	(4,648)
Other liabilities	417	(1,132)
Restructuring liability	(764)	(1,947)
Deferred revenue	1,224	12,363

Net cash provided by operating activities	9,993	23,016

Cash flows from investing activities:
Purchases of property and equipment, net	(5,298)	(4,051)
Proceeds from sales of property and equipment	42	10
Cash used in acquisitions	(533)	—
Purchases of short-term investments	(73,029)	(101,351)
Proceeds from maturities of short-term investments	72,341	91,366
Proceeds from sale of long-term investment	5,000	—
Proceeds from sales of short-term investments	4,912	580
Purchase of technology	(300)	—
Other	106	(78)

Net cash provided by (used in) investing activities	3,241	(13,524)

Cash flows from financing activities:
Proceeds from sale of common stock	3,540	8,747
Repurchase of common stock	(6,721)	(2,054)

Net cash provided by (used in) financing activities	(3,181)	6,693

Effect of exchange rate changes on cash	1,038	863

Net increase in cash and cash equivalents	11,091	17,048
Cash and cash equivalents, beginning of period	57,841	76,095

Cash and cash equivalents, end of period	$68,932	$93,143

Supplemental disclosure of cash flow information:
Cash paid for interest	$11	$32
Cash paid for income taxes	$105	$603

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2004 and 2003

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

2.    Recently Issued Accounting Pronouncement

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. SFAS No. 123(R) will require us to measure the cost of all employee stock-based compensation awards based on the fair value of those awards on the grant date and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally one to four years). Excess tax benefits, as defined by SFAS 123(R), will be recognized as an addition to paid-in capital. SFAS No. 123(R) will be effective with our fiscal quarter beginning July 1, 2005. The company is currently evaluating the expected impact that the adoption of SFAS No. 123(R) will have on its results of operations and cash flows.

3.    Stock Based Compensation Plans

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

Six Months Ended December 31, 2004 and 2003

(Unaudited)

The weighted-average fair value of stock-based compensation to our employees is based on the single option valuation approach. Forfeitures are recognized as they occur, and it is assumed no dividends will be declared. The weighted-average fair value calculations are based on the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Estimated life (in years)	4.3	4.3	4.3	4.0-4.3
Risk-free interest rate	3.3%	2.9%	3.2-3.3%	2.8-2.9%
Volatility	65%	62%	38-65%	62-70%

For pro forma purposes, the estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. Our pro forma results are as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Reported net income (loss)	$5,007	$(10,247)	$1,128	$(173,861)
Employee stock-based compensation included in reported net income (loss)	325	85	500	186
Employee stock-based compensation determined under the fair value method for all awards, net of income taxes	(15,265)	(15,809)	(27,459)	(32,706)

Pro forma net loss	$(9,933)	$(25,971)	$(25,831)	$(206,381)

Basic earnings (loss) per share:
As reported	$0.09	$(0.18)	$0.02	$(3.07)
Pro forma	$(0.18)	$(0.46)	$(0.47)	$(3.65)
Diluted earnings (loss) per share:
As reported	$0.09	$(0.18)	$0.02	$(3.07)
Pro forma	$(0.18)	$(0.46)	$(0.46)	$(3.65)

4.    Allowance for Uncollectible Accounts and Sales Returns

Accounts receivable are presented net of allowance for uncollectible accounts and sales returns. Changes in the allowance for uncollectible accounts and sales returns during the six months ended December 31, 2004 are as follows (in thousands):

	Uncollectible Accounts	Sales Returns
Balances, June 30, 2004	$671	$863

Increase in allowance	17	579
Recoveries and (write-offs), net	110	(310)

Balances, December 31, 2004	$798	$1,132

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2004 and 2003

(Unaudited)

5.    Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Carrying Amount	Accumulated Amortization	Net

	December 31, 2004
Purchased technology	$99,936	$79,962	$19,974
Customer contracts	24,829	17,033	7,796
Customer lists	43,078	42,759	319
Publishing rights	1,262	866	396
Tradenames	3,190	2,869	321

Total	$172,295	$143,489	$28,806

	June 30, 2004
Purchased technology	$99,636	$73,968	$25,668
Customer contracts	24,829	12,895	$11,934
Customer lists	43,078	42,686	$392
Publishing rights	1,262	656	$606
Tradenames	3,190	2,750	$440

Total	$171,995	$132,955	$39,040

Estimated future amortization of other intangible assets as of December 31, 2004 is as follows (in thousands):

Fiscal year ending June 30,	Purchased Technology*	Other Intangible Assets
2005 (remaining 6 months)	$6,240	$4,329
2006	8,784	3,921
2007	4,325	135
2008	596	29
2009	425	22

Total	$20,370	$8,436

*	Includes publishing rights

6.    Long-term Investments

During the three months ended December 31, 2004, @Stake, Inc., a company in which we held a long-term investment, was acquired by a third party. Under the terms of the acquisition agreement, we received a $5.0 million payment which resulted in a $4.1 million gain which has been included in other income as of December 31, 2004.

7.    Goodwill

The $533,000 change in goodwill during the six months ended December 31, 2004 resulted from an earn-out payment made under a business combination entered into during fiscal 2004.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2004 and 2003

(Unaudited)

8.    Other Liabilities

Other liabilities consist of (in thousands):

	December 31, 2004	June 30, 2004
Accrued sales and marketing costs	$3,620	$4,120
Sales tax payable	716	933
Facility reserve	296	379
Other	7,691	6,380

Other liabilities	$12,323	$11,812

At December 31, 2004 and June 30, 2004 our facility reserve represented the expected future costs under a lease agreement for unoccupied office space in Portland, Oregon, which expires in December 2006.

9.    Restructuring Liability

Fiscal 2004 restructuring

During the three months ended June 30, 2004 we recorded a restructuring charge of $2.5 million related to restructuring of our information technology group and operations and continued cost reduction efforts.

Pursuant to the restructuring plan, we notified 86 employees that their employment would be terminated. As of December 31, 2004, 83 of these employees had left our employment and 3 employees had their termination rescinded. As of December 31, 2004, $1.7 million had been paid as termination benefits and related costs pursuant to the restructuring.

As part of the restructuring plan, we determined that we no longer required certain office space in Portland, Oregon, and established an accrual of $764,000 for fair value of the facilities consolidation. The amounts accrued for facilities consolidation at December 31, 2004 represent the total remaining liability under the lease, net of estimated sub-lease income.

We lease approximately 12,000 square feet of office space in Manukau, New Zealand under a lease expiring April 2005. The space was vacated in July of 2004 and a subsequent adjustment of $92,000 was made to the restructuring liability to reflect the estimated remaining obligation under this lease.

The following summarizes the 2004 restructuring plan activity (in thousands):

	Employee Severance and Other Related Benefits	Facilities Consolidation	Total
Restructuring charge (Quarter ended June 30, 2004)	$1,738	$764	$2,502
Cash payments	(1,377)	(78)	(1,456)

Restructuring liability at June 30, 2004	361	686	1,047
Cash payments	(231)	(97)	(328)
Adjustments to restructuring, net	(73)	92	19

Restructuring liability at September 30, 2004	57	681	738
Cash payments	(57)	(96)	(153)
Adjustments to restructuring, net	—	(27)	(27)

Restructuring liability at December 31, 2004	$—	$558	$558

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2004 and 2003

(Unaudited)

Fiscal 2003 restructuring

Payments made during the six months ended December 31, 2004 represent the final payments due under the Houston lease obligation, net of sublease income.

The following summarizes the 2003 restructuring plan activity (in thousands):

	Employee Severance and Other Related Benefits	Facilities Consolidation	Total
Restructuring liability at June 30, 2004	$—	$275	$275

Cash payments, net of sub-lease income	—	(275)	(275)

Restructuring liability at September 30, 2004	$—	$—	$—

10.    Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Weighted average common shares outstanding	55,058	57,190	55,131	56,958
Weighted average common shares outstanding subject to repurchase	(100)	(320)	(80)	(370)

Shares used to compute basic earnings (loss) per share	54,958	56,870	55,051	56,588

Weighted average common shares outstanding subject to repurchase under the treasury stock method	47	—	42	—
Common equivalent shares related to outstanding options	854	—	582	—

Shares used to compute diluted earnings (loss) per share	55,859	56,870	55,675	56,588

During the three and six months ended December 31, 2003 we had securities outstanding which could potentially dilute earnings per share by 16,777 and 16,827, respectively. However, we excluded these securities from the computation of diluted earnings per share because the effect of including them would have been antidilutive.

11.    Indemnification and Contingencies

Indemnification—We enter into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that a NetIQ product infringes a patent, copyright or trademark, misappropriates a trade secret, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments we could be required to make under these indemnification agreements. To date, we have not incurred significant costs to defend lawsuits or settle claims related to indemnification agreements. We have not recorded any liabilities for these indemnification agreements at December 31, 2004 or June 30, 2004.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2004 and 2003

(Unaudited)

At our discretion and in the ordinary course of business, we perform and subcontract the performance of certain services. Accordingly, we enter into standard indemnification agreements with our customers to indemnify them for damage caused by our employees and subcontractors. It is not possible to estimate the maximum potential amount of future payments we could be required to make under these indemnification agreements. We maintain insurance policies that may enable us to recover a portion of any such claim. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. We have not recorded any liabilities for these indemnification agreements at December 31, 2004 or June 30, 2004.

As permitted under Delaware law, we have agreements indemnifying our executive officers, directors and some other employees for certain events and occurrences while the officer, director and employee is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable. We maintain directors and officers liability insurance designed to enable us to recover a portion of any future amounts paid. We have not recorded any liabilities for these indemnification agreements at December 31, 2004 or June 30, 2004.

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

12.    Major Customer

At December 31, 2004 and at June 30, 2004, no single customer represented 10% of our accounts receivable.

No single customer accounted for more than 10% of our revenue during the three and six months ended December 31, 2004 or 2003.

13.    Subsequent Events

In January 2005, Ixia finalized the exercise of its option to purchase our remaining assets associated with the Chariot products. Under the terms of our agreement with Ixia, we received a $2.5 million payment in consideration of our transfer of those assets, which resulted in a gain of $2.9 million. The gain will be reflected in our financial results as of March 31, 2005.

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

Our systems and security management solutions enable organizations to assure the performance, availability and security of the services delivered by their information technology (IT) infrastructures. While we initially focused on developing and marketing software to manage systems and applications running on the Microsoft Windows operating system, we have expanded our core business to include cross-platform systems management, security management and vulnerability management solutions, as well as software to test, migrate and administer Microsoft Windows and active directory environments. We also offer software to test and manage voice over internet protocol (VoIP) systems.

Our web analytics offerings, which are available as hosted services or software-based solutions, enable organizations to track, report and analyze web site traffic and usage. Our offerings are used by web site owners to convert web site visitors into customers and to improve their returns on investment in their online initiatives.

Special Considerations in Reviewing Fiscal 2005 and Fiscal 2004 Results

Our financial results for the six months ended December 31, 2004 and 2003 were affected by certain significant events that should be considered in comparing these periods.

In August 2003, we received the final $5.0 million license payment in accordance with our license agreement with Microsoft, pursuant to which Microsoft received a perpetual, non-exclusive license to our Operations Manager technology and source code. We received a total of $175.0 million in license fees from Microsoft starting in November 2000 and ending in August 2003. Under the terms of the agreement, Microsoft also paid us an additional $5.0 million per year to market joint solutions of the parties, which served to reduce our sales and marketing expenses when such expenses were incurred. The last marketing payment under this agreement was received during the six months ended December 31, 2003. All marketing funds received by us from Microsoft had been exhausted as of December 31, 2004.

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

Due to a revenue shortfall in the quarter ended September 30, 2003 we performed an impairment analysis on the fair value of goodwill. We determined that the shortfall related primarily to our acquired and internally developed security products and that future revenue would not meet the forecast then in effect. Accordingly, we recorded a goodwill impairment charge of $150.8 million in September 2003. No such impairment charge was recorded for the six months ended December 31, 2004.

We repurchased 607,280 and 127,218 shares of our common stock during the six months ended December 31, 2004 and 2003 for $6.7 million and $2.1 million, respectively, pursuant to repurchase programs approved by our Board of Directors in September 2004 and October 2003. The September 2004 program authorizes the repurchase of up to $50 million of our outstanding common stock in open market transactions from time to time over a 12 month period. The October 2003 program, which authorized the repurchase of up to 5% of our outstanding common stock in open market transactions over a 12 month period, was concluded as of June 30, 2004.

Comparison of Three and Six Months Ended December 31, 2004 and 2003

Total Revenue.    Total revenue and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2004	2003		2004	2003
Software license revenue	$36,849	$34,012	8%	$69,849	$64,037	9%
Software license revenue under Microsoft agreement	—	—	N/A %	—	5,000	(100)%

Total software license revenue	36,849	34,012	8%	69,849	69,037	1%
Service revenue	33,658	29,949	12%	65,400	57,780	13%

Total revenue	$70,507	$63,961	10%	$135,249	$126,817	7%

	Revenue as % of Total Revenue Inclusive of Microsoft Revenue Three Months Ended December 31,		Revenue as % of Total Revenue Exclusive of Microsoft Revenue Six Months Ended December 31,
	2004	2003	2004	2003
Software license revenue	52%	53%	52%	50%
Software license revenue under Microsoft agreement	N/A	N/A	N/A	4%

Total software license revenue	52%	53%	52%	54%
Service revenue	48%	47%	48%	46%

Total revenue	100%	100%	100%	100%

Total revenue increased by $6.5 million or 10% and $8.4 million or 7% during the three and six months ended December 31, 2004, compared with the three and six months ended December 31, 2003. Software license revenue represented 52% of total revenue for the three and six months ended December 31, 2004 and 53% and 54% of total revenue for the three and six months ended December 31, 2003, with service revenue representing the balance.

Pursuant to the schedule of payments set forth in the agreement with Microsoft the final $5.0 million license payment was received from Microsoft in August 2003.

Software License Revenue.    Total software license revenue increased $2.8 million or 8% and $812,000 or 1% during the three and six months ended December 31, 2004 compared with the three and six months ended December 31, 2003. Excluding revenue from Microsoft, software license revenue increased by $5.8 million or 9% during the six month period ended December 31, 2004 when compared with the same period during the prior year. We believe the increase in non-Microsoft license revenue was substantially due to increases in sales productivity resulting from the maturation of the named - account sales model we implemented in July 2003 as well as the increased average tenure of our sales force.

Service Revenue.    Service revenue consists of revenue from the sale of maintenance service agreements, consulting services and training services, as well as the sale of hosted web analytics services. Service revenue increased by $3.7 million or 12% and $7.6 million or 13% during the three and six months ended December 31, 2004 compared with the three and six months ended December 31, 2003. The increase was primarily due to maintenance fees associated with new software licenses and renewals by our existing customers and an increase in WebTrends hosted service revenue.

Total Cost of Revenue.    Total cost of revenue and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Cost of software license revenue	$1,167	$2,564	$2,515	$5,353
As percentage of license revenue	3%	8%	4%	8%

Cost of service revenue	8,787	7,671	17,329	15,467
As percentage of service revenue	26%	26%	26%	27%

Amortization of purchased technology	3,095	5,801	6,190	11,602

Total cost of revenue	$13,049	$16,036	$26,034	$32,422

As percentage of total revenue	19%	25%	19%	26%

Total cost of revenue decreased by 19% or $3.0 million and 20% or $6.4 million during the three and six months ended December 31, 2004 when compared with the three and six months ended December 31, 2003.

Cost of Software License Revenue.    Cost of software license revenue includes royalties paid to third parties, personnel and other costs associated with software packaging, documentation such as user manuals and CDs, and production, as well as shipping. Cost of software license revenue as a percentage of related license revenue decreased from 8% during the three and six months ended December 31, 2003 to 3% and 4% during the three and six months ended December 31, 2004. The percentage decrease was primarily due to a decrease in royalty expense as result of our acquisition, in March 2004, of certain technology previously subject to quarterly royalty payments. Such costs were previously included in the cost of software and from the purchase date forward the amortization of the purchase price has been recorded as amortization of purchased technology. We expect our cost of software license revenue to remain relatively constant during the three months ending March 31, 2005 compared with the three months ended December 31, 2004.

Cost of Service Revenue.    Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services, training services, and costs associated with our hosted service. Cost of service revenue as a percentage of related service revenue was relatively constant as a percentage of related service revenue for the three and six months ending December 31, 2004 and December 31, 2003. We expect our cost of service revenue, in absolute dollars, to remain relatively constant in absolute dollars during the three months ending March 31, 2005 compared with the three months ended December 31, 2004.

Amortization of Purchased Technology.    Purchased technology consists of developed software capitalized in our acquisitions or purchased separately and is amortized using the straight-line method over the estimated useful life, generally three years. Amortization decreased from $5.8 million and $11.6 million during the three and six months ended December 31, 2003 to $3.1 million and $6.2 million during the three and six months ended December 31, 2004. The decrease in the amortization is due to amounts capitalized in prior acquisitions becoming fully amortized, which was partially offset by additional amortization resulting from the acquisition of certain technology in March 2004. We expect to amortize approximately $3.1 million of purchased technology during the three months ending March 31, 2005, absent further acquisitions or impairments.

Operating Expenses

Sales and Marketing.    Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, and expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows, lead generation activities and proportionately allocated facilities and information technology costs, net of payments received from Microsoft for marketing promotions.

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Sales and marketing expenses	$31,300	$30,869	$62,076	$58,893
Percentage change from comparable prior period	1%		5%
As a percentage of total revenue	44%	48%	46%	46%

Headcount at December 31	497	520	497	520

Sales and marketing expenses increased by $431,000 or 1% and $3.2 million or 5% during the three and six months ended December 31, 2004 compared with the corresponding period a year earlier. The increase in absolute dollars for the three months ending December 31, 2004 compared to the three months ending December 31, 2003 was principally a result of increased commission expense due to an increase in revenue. For the six months ended December 31, 2004 and December 31, 2003 sales and marketing expense increased in absolute dollars primarily as a result of higher non-Microsoft revenue and an increase in sales during the current periods, which resulted in higher commission expense. Sales and marketing as a percentage of revenue decreased from 48% during the three months ended December 31, 2003 to 44% during the three months ended December 31, 2004 and remained constant for the six months ended December 31, 2003 and December 31, 2004. During the three months ending March 31, 2005, we expect sales and marketing expenses to stay relatively flat in absolute dollars.

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

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Research and development	$16,020	$16,465	$32,161	$32,989
Percentage change from comparable period	(3)%		(3)%
As a percentage of total revenue	23%	26%	24%	26%

Headcount at December 31	374	437	374	437

Research and development expenses decreased by $445,000 or 3% and $828,000 or 3% during the three and six months ended December 31, 2004 compared with the three and six months ended December 31, 2003. This decrease in absolute dollars resulted principally from lower overall headcount. We anticipate research and development spending to remain relatively constant in absolute dollars during the three months ending March 31, 2005 compared to the three months ended December 31, 2004.

General and Administrative.    Our general and administrative expenses consist primarily of personnel costs for finance and administration, as well as directors and officers insurance, directors fees, professional services expenses, such as legal and accounting fees, and proportionately allocated facilities and information technology costs.

General and administrative expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
General and administrative	$8,121	$6,391	$14,558	$13,486
Percentage change from comparable period	27%		8%
As a percentage of total revenue	12%	10%	11%	11%

Headcount at December 31	200	191	200	191

General and administrative expenses increased by $1.7 million or 27% and $1.1 million or 8% during the three and six months ended December 31, 2004 compared with the three and six months ended December 31, 2003. The increase in absolute dollars in the three month period was primarily due to increased legal fees for litigation, defined targets being met under the profit sharing plan and the management incentive plans, which resulted in payments under those plans, and an increase in payments for outside services, primarily associated with our Sarbanes-Oxley 404 compliance activities. We anticipate general and administrative costs to decrease slightly in absolute dollars during the three months ending March 31, 2005 compared with the three months ended December 31, 2004.

Amortization of Other Intangible Assets.    Amortization of other intangible assets includes amortization of capitalized values relating to customer contracts, customer lists, patents, and trade name intangibles from our acquisitions. Other intangible assets are amortized using the straight-line method over their estimated useful life, generally three years. Amortization decreased from $4.3 million and $8.5 million during the three and six months ended December 31, 2003 to $2.2 million and $4.3 million during the three and six months ended December 31, 2004. The decrease occurred because previously capitalized acquisition related intangibles had been fully amortized by June 2004. During the three months ending March 31, 2005 we expect to amortize approximately $2.2 million of other intangible assets, absent further acquisitions or impairments.

Employee Stock-Based Compensation.    Deferred employee stock-based compensation represents the intrinsic value of unvested options assumed in acquisitions and the charges associated with the grant of restricted stock and options at less than fair market value. The deferred amount is being amortized over the vesting periods of the restricted stock grant and the assumed and granted options, generally one to four years. During the three and six months ended December 31, 2003, we recognized employee stock-based compensation expense of $85,000 and $186,000 compared with $325,000 and $500,000 during the three and six months ended December 31, 2004. The increase was due to a restricted stock grant made during the six months ended December 31, 2004. During the three months ending March 31, 2005 we expect to amortize approximately $240,000 of deferred employee stock-based compensation, absent further acquisitions or grants at less than fair market value.

Restructuring Charge.    During the three months ended June 30, 2004, we recorded a restructuring charge of $2.5 million related to a plan to terminate the employment of certain employees and to vacate certain of our facilities related to restructuring our information technology group and operations and continued cost reduction efforts. During the first quarter of fiscal year 2005 we included the costs associated with the lease for our New Zealand facility in the restructuring charge which was partially offset by a reduction in employee related costs resulting in an increase in the liability. During the three months ended December 31, 2004, we entered into a sublease for the portion of the Portland facility for which we previously had recorded a restructuring charge. As a result our restructuring liability was decreased.

Total Other Income (Expenses).    Total other income (expenses) is primarily composed of interest income on our cash, cash equivalents and short-term investments, foreign exchange gains and losses, and gains on and impairment of long-term investment. Interest income during the three and six months ended December 31, 2004 was $1.4 million and $2.6 million compared with $1.4 million and $2.8 million during the three and six months ended December 31, 2003. During the three and six months ended December 31, 2004 we recorded other income of $810,000 and $546,000 consisting primarily of foreign exchange gains and losses on U.S. dollars held in subsidiaries with non-U.S. dollar local functional currencies. During the three and six months ended December 31, 2003 we recorded a $4.1 million charge related to an impairment of a long-term investment based on management’s assessment that there was a decline in value of that long-term investment that was other than temporary. During the three and six months ending December 31, 2004 a company in which we held a long-term investment was acquired. Under the terms of the acquisition agreement, we received a payment of $5 million for our interest, which resulted in a $4.1 million gain which has been recorded in other income.

Income Taxes.    We recorded income tax expense of $795,000 and $1.7 million during the three and six months ended December 31, 2004 compared with income tax expense of $1.1 million and $1.9 million during the three and six months ended December 31, 2003. Tax expense is booked based on the estimated tax obligation for the entire year and includes foreign income tax, state franchise tax and federal alternative minimum tax.

Liquidity and Capital Resources

At December 31, 2004, we held $68.9 million in cash and cash equivalents and $225.5 million in short-term investments, for a total of $294.4 million compared with $287.6 million as of June 30, 2004, an increase of $6.8 million. The primary reasons for the increase were the cash generated from operations of $10.0 million, $5.0 million due to the acquisition of a company in which we held a long-term investment and the sale of common stock for $3.5 million. These increases were partially offset by the repurchase of shares of our common stock pursuant to our stock repurchase program for a total purchase price of $6.7 million and capital expenditures of $5.3 million during the six month period.

Our operating activities, adjusted for non-cash charges, resulted in net cash inflows of $10.0 million and $23.0 million during the six months ended December 31, 2004 and 2003, respectively. During the six months ended December 31, 2004, the primary non-cash charges were depreciation and amortization of $17.5 million and the $4.1 million gain resulting from the acquisition of a company in which we held a long-term investment. During the six months ended December 31, 2003, the primary non-cash charges were the impairment of goodwill of $150.8 million, depreciation and amortization of $28.2 million and impairment of long-term investment of $4.1 million. In addition, changes in assets and liabilities used cash during the six months ended December 31, 2004 as compared with providing cash during the six months ended December 31, 2003.

Our investment activities resulted in net cash inflows of $3.2 million for the six month period ended December 31, 2004 and a net cash outflow of $13.5 million for the six month period ended December 31, 2003. During the six months ended December 31, 2004 and 2003, primary uses of cash from investing activities were acquisitions of property and equipment of $5.3 million and $4.1 million, respectively, principally for computer hardware and software and the purchases of short-term investments of $73.0 million and $101.4 million, respectively. The principal sources of cash during the six months ended December 31, 2004 and 2003 were maturities and sales of short-term investments of $77.3 million and $91.9 million, respectively.

During the six months ended December 31, 2004 and 2003 financing activities used $6.7 million and $2.1 million in cash, respectively for the purchase of common stock pursuant to our stock repurchase programs. Financing activities generated cash of $3.5 million and $8.7 million during the six months ended December 31, 2004 and 2003, respectively, from proceeds from the sale of common stock under our stock option plans.

As of December 31, 2004, we had no significant debt.

Long-term Obligations

The following summarizes our long-term obligations as of December 31, 2004 and the effect we expect such obligations to have on our liquidity and cash flows in future periods (in thousands, including lease payments accrued as part of our goodwill, facility reserve, and restructuring liability):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating leases	$31,104	$5,688	$11,657	$5,278	$8,481
Future minimum royalty payments	3,504	953	2,551	—	—

Total long-term obligations and commitments	$34,608	$6,641	$14,208	$5,278	$8,481

Assuming there is no significant change in our business, we believe that our cash and cash equivalent balances, short-term investments, and cash flows generated from operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products or technologies. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. In addition, we may use cash to repurchase additional shares under Board authorized share repurchase programs.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustments therefore actual results could differ from our current estimates. Significant estimates made in the accompanying financial statements are:

•	Allowance for Uncollectible Accounts—We provide an allowance for uncollectible accounts receivable based on our assessment of the collectibility of specific customer accounts and an analysis of the remaining accounts receivable. Changes in the allowance are included as a component of general and administrative expense on the income statement. The allowance for uncollectible accounts was $798,000 at December 31, 2004. If actual collections differ significantly from our estimates, we may experience a decrease or increase in our general and administrative expenses.

•	Allowance for Sales Returns—We provide an allowance for sales returns based on historical trends in product returns. Revenue is recognized net of the provision for sales returns. The allowance for sales returns was $1.1 million at December 31, 2004. If actual returns differ significantly from our estimates, it may result in a decrease or increase in future revenue.

•	Other Intangible Assets—We record intangible assets when we acquire companies or technology. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Certain identifiable intangible assets such as purchased technology and customer lists are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition and goodwill is capitalized, subject to periodic review for impairment. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Should conditions be different than management’s current assessment, material write-downs of the fair value of intangible assets may be required. We periodically review the estimated remaining useful lives of our other intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization expense or a write-down in future periods. As such, any future write-downs of these assets would adversely affect our gross and operating margins.

•	Goodwill—We periodically assess goodwill for impairment. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill, as of April 30, or if in the interim impairment indicators are identified with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. Should conditions be different than management’s last assessment, significant write-downs of goodwill may be required. Goodwill as of December 31, 2004 is $124.6 million, and any future write-downs of goodwill will adversely affect our operating margin.

•	Restructuring Liabilities and Facility Reserves—We regularly evaluate the utilization of our facilities and when future use of a specific facility is no longer required and no longer occupied, we record a charge for the remaining costs, net of any sublease or other recoveries anticipated. In connection with our significant acquisitions and from time to time in an effort to better respond to customer needs, to reduce operating costs or to facilitate better collaboration between organizations, we also restructure our operating activities and organizations, eliminating redundancies in personnel and facilities. Establishing reserves for unoccupied facilities typically is more dependent on the exercise of judgment than a reserve for personnel termination, as sublease rental income or other recoveries are more difficult to estimate than severance benefits or salary continuation payments. At December 31, 2004 we had $558,000 reserved for unoccupied facilities.

•	Provision for Income Taxes—The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. If we do not generate sufficient taxable income, the realization of deferred tax assets could be impaired resulting in additional income tax expense. As a result, we record a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are principally the result of the tax benefit of disqualifying dispositions of stock options, which will be credited to equity when realized. We have established a valuation allowance to fully reserve these deferred tax assets due to the uncertainty regarding their realization.

Employee Stock Options

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity and most of our employees participate in our option program. During the three months ended December 31, 2004, 88% of the shares subject to options granted were to employees other than our five most highly compensated executive officers. Options granted under the plans expire no later than 10 years from the grant date and generally vest within four years. Since August 2002, employee options granted were for a term of not more than seven years. We also have an employee stock purchase plan under which employees are entitled to purchase a limited number of shares at 85% of fair market value. See Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2004 for additional information regarding our stock option plans.

We have assumed certain option plans in connection with our acquisitions. Generally, these options were granted under terms similar to the terms of our stock option plans at prices adjusted to reflect the relative exchange ratios in the acquisition.

Options granted to employees, including officers and non-employee directors, and the dilutive effect of options granted are summarized as follows:

	Six Months Ended December 31, 2004	Year Ended June 30,
	2005	2004	2003
Total options granted	3,508,416	6,774,998	2,124,750	(1)
Less options cancelled	(1,530,260)	(3,259,892)	(5,821,744	)(2)

Net options (cancelled) granted	1,978,156	3,515,106	(3,696,994)

Net (cancellations) grants as a percentage of outstanding shares (3)	3.6%	6.2%	(6.8)%
Grants to top five listed officers (4) as a percentage of total options granted	12.4%	21.2%	15.3%
Grants to top five listed officers as a percentage of outstanding shares (3)	0.8%	2.5%	0.6%
Cumulative options held by top five listed officers as a percentage of total options outstanding (5)	22.1%	22.5%	19.4%

(1)	Excludes 3,848,214 options assumed in connection with an acquisition and 2,848,145 options regranted as part of our 2003 tender offer.
(2)	Excludes 2,848,145 options regranted as part of our 2003 tender offer.
(3)	Outstanding shares at the beginning of each fiscal year.
(4)	“Listed Officers” are our Chief Executive Officer (CEO) and each of the four other most highly compensated executive officers as of June 30, 2004 that are still employed by us.
(5)	Outstanding options at the end of each period.

Summary of stock option activity under our plans is as follows:

	Shares Available for Options	Options Outstanding
		Shares	Weighted- Average Exercise Price
Outstanding, June 30, 2003	5,709,798	12,614,884	$21.26
Granted	(6,774,998)	6,774,998	$13.69
Exercised	—	(888,285)	$9.98
Cancelled	3,259,892	(3,259,892)	$19.85
Expired	(854,912)	—	—
Additional shares reserved	2,600,000	—	—

Outstanding, June 30, 2004	3,939,780	15,241,705	$18.86
Granted—Stock Options	(3,508,416)	3,508,416	$9.33
Granted—Restricted Stock	(100,000)	—	—
Exercised	—	(57,003)	$8.30
Cancelled	1,530,260	(1,530,260)	$19.55
Expired	(123,975)	—	—
Additional shares reserved	2,600,000	—	—

Outstanding, December 31, 2004	4,337,649	17,162,858	$16.88

Summary of outstanding in-the-money and out-of-the-money options as of December 31, 2004 is as follows:

	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-Money	1,269,173	$8.71	4,004,430	$9.63	5,273,603	$9.41
Out-of-the-Money (1)	7,142,731	$22.89	4,746,524	$16.15	11,889,255	$20.20

Total Options Outstanding	8,411,904	$20.75	8,750,954	$13.16	17,162,858	$16.88

(1)	Out-of-the-money options have an exercise price equal to or above the closing price of $12.21 on December 31, 2004.

Options granted to top five listed officers during the three months ended December 31, 2004 are as follows:

	Number of Securities Underlying Option Granted	Percentage of Total Options Granted to Employees (1)	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name					5%	10%
Charles M. Boesenberg (CEO)	150,000	4.28%	$8.95	8/06/2011	$546,532	$1,273,653
Mark P. Marron	75,000	2.14%	$8.95	8/06/2011	$273,266	$636,826
Marc Andrews	75,000	2.14%	$8.95	8/06/2011	$273,266	$636,826
Betsy E. Bayha	60,000	1.71%	$8.95	8/06/2011	$218,613	$509,461
Gregory L. Drew	75,000	2.14%	$8.95	8/06/2011	$273,266	$636,826

Total	435,000	12.4%

(1)	Based on a total of 3,508,416 options granted to employees during the six months ending December 31, 2004.

Option exercises during the three months ended December 31, 2004 and remaining option holdings for top five listed officers as of December 31, 2004 are as follows:

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Charles M. Boesenberg (CEO)	—	$—	1,825,198	825,002	$—	$489,000
Mark P. Marron	—	$—	173,637	201,563	$—	$244,500
Marc Andrews	—	$—	76,848	223,352	$—	$244,500
Betsy E. Bayha	—	$—	81,449	145,417	$—	$195,600
Gregory L. Drew	—	$—	93,950	151,250	$90,125	$308,875

(1)	Option values based on stock price of $12.21 at December 31, 2004.

The following table summarizes common stock subject to future issuance under our equity compensation plans as of December 31, 2004:

	Stock to be issued upon exercise of outstanding options (1)	Weighted-average exercise price	Stock remaining available for future issuance under equity compensation plans
Plans approved by stockholders (2)	12,620,290	$17.11	3,424,332	(3)
Plans not approved by stockholders (4)	3,361,932	$17.83	913,317

Total	15,982,222		4,337,649

(1)	Does not include an aggregate of 1,180,636 shares of common stock to be issued upon exercise of options assumed in connection with our acquisitions. No additional awards will be granted under these plans.
(2)	Includes the 1995 Stock Plan and the 1999 Employee Stock Purchase Plan (Purchase Plan).
(3)	Does not include 2,650,091 shares of common stock reserved for issuance pursuant to the Purchase Plan.
(4)	Includes the 2002 Stock Plan, the Amended and Restated 1998 Stock Incentive Compensation Plan, including the Approved UK Sub Plan, and the Mission Critical Software, Inc. 1997 Stock Plan.

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

Success in our markets requires rapid innovation and response to market changes, and we may be unable to remain competitive.

The markets for both our systems and security management software solutions and our web analytics software solutions are characterized by rapid technological innovation, with frequent product introductions and enhancements. To maintain our competitive position, we must continue to develop new products and services, and to enhance the features, functionality and performance of our existing products and services. The development of new products and services, and the enhancement of existing products and services, requires significant investment and planning, and entails significant risk of technical failure. If we are unable to successfully and timely innovate in response to the offerings of our competitors and the requirements of our customers, our products and services may become obsolete, our ability to compete may be impaired and our operating results may suffer.

We expect to face increasing competition in the future, which could result in loss of market share, decreased prices, reduced gross margins and diminished profits.

The market for our systems and security management software solutions and our web analytics software solutions are intensely competitive, and we expect competition to increase in the future. There are few substantial barriers to entry at the low end to prevent new entrants to our market. Moreover, many of our competitors and potential competitors have substantially greater financial and other resources than we have or may enjoy other competitive advantages. As a consequence, these competitors may have greater name and brand recognition, develop more advanced technology, deliver more compelling solutions, bring solutions to market more rapidly, undertake more extensive sales and marketing campaigns, adopt more aggressive pricing policies and sales terms, and be able to leverage more extensive financial, customer and partner resources.

Our principal competitors include:

•	providers of network and systems management products, such as BMC Software, Inc., Computer Associates International, Inc., Hewlett-Packard Company, International Business Machines Corporation and Microsoft Corporation;

•	providers of security management solutions, such as ArcSight, BindView Corporation, Computer Associates International, Inc., Configuresoft, Inc., International Business Machines Corporation, Internet Security Systems, Inc., McAfee, Inc., netForensics Inc., and Symantec Corporation;

•	providers of administration products, such as BindView Corporation and Quest Software, Inc.;

•	providers of content security solutions, such as Clearswift Limited, Postini Corporation, SurfControl plc, Symantec Corporation, Trend Micro, Inc., Tumbleweed Communications Corp., and Websense, Inc.;

•	providers of web analytics solutions, such as Coremetrics, Inc., Digital River, Inc., International Business Machines Corporation, NetRatings, Inc., Omniture Inc., Sane Solutions, LLC, SPSS Inc., and WebSideStory, Inc.; and

•	customers’ internal information technology departments that develop or integrate systems management, security management, or web analytics tools for their particular needs.

Due to the competitive nature of our markets, we have experienced increasing pressure on product and service pricing, and we may be required to continue to lower our prices to remain competitive. Our failure to effectively compete with our competitors, on the basis of price, technology, available solution sets or otherwise, could lead to our inability to achieve forecasted revenue and adversely affect our operating results.

The trend towards consolidation in the software industry could impede our ability to compete effectively.

We have seen increasing consolidation in the software industry, as software firms seek to offer broader arrays of products and product functionality, to integrate hardware and software solutions, and to achieve greater economies of scale. The firms resulting from these consolidations may have greater resources, more compelling product offerings and greater pricing flexibility than our existing competitors, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology, and available solution sets. In addition, the industry trend towards consolidation may impact customers’ perceptions of the viability of smaller software firms and consequently their willingness to purchase from such firms

The trend towards product integration and bundling could impede our ability to compete effectively.

We have seen increasing integration and bundling of software products in the systems and security market into solution sets or bundles, and expect future integration and bundling to be an important competitive factor. We anticipate that competitors may bundle their products with products similar to ours, or incorporate functionality into their existing products that could render certain of our products unmarketable or obsolete. Microsoft is a competitor for certain of our products and has an established business practice of adding functionality to new versions of Windows in ways that can impair the success of formerly complementary products. For instance, if Microsoft were to incorporate Microsoft Operations Manager with its Windows operating system, the demand for our AppManager product could be affected. Customer perception of this pattern could also adversely affect or delay sales of our products. If we are unable to sufficiently differentiate our products from the integrated or bundled products of our competitors, such as by price or enhanced functionality or performance, we may see a decrease in demand for those products.

We expect our quarterly revenue and operating results to fluctuate for a number of reasons, and it is difficult to predict our future revenue and operating results.

Our revenue and operating results have varied in the past and are likely to vary significantly from period to period in the future. These fluctuations are due to a number of factors, many of which are outside of our control, including:

•	general economic conditions and the discretionary nature of our customers’ purchasing practices, IT budgets and budget cycles;

•	the timing of new product introductions or enhancements by us, our competitors and our platform vendors, which may result in purchase deferrals by our customers in anticipation of new products;

•	competitive conditions in our industry, including new products, product announcements and programs offered by our competitors;

•	changes in our pricing policies or those of our competitors;

•	our ability to introduce new products and enhancements and the timing of their release;

•	our ability to complete specific sales transactions in a given quarter or fiscal year;

•	changes in the mix of products or services sold in a quarter;

•	fluctuation in the number and size of orders in a quarter;

•	unanticipated operating expense; and

•	our ability to recognize revenues from the fees we charge to our customers.

We base our operating expenses on our expectations regarding future revenues. However, a significant portion of our revenues historically have been generated during the last month of each fiscal quarter, with a substantial portion of sales occurring in the last week and on the last day of the fiscal quarter. Since we may not learn of shortfalls in anticipated revenue until late in a particular quarter, we may be unable to proportionately reduce operating expenses for that quarter. As a consequence, our operating results may fail to meet the expectations of our investors or securities analysts, and the market price of our stock could decline.

Our license bookings historically have been seasonal, with the second and fourth quarter of our fiscal year typically having the largest volume in new license bookings. We believe that this seasonality results from the budgeting, procurement and work cycles of our customers, and from the structure of our direct sales incentive and compensation program. We expect this seasonality to continue in the future

Given the above factors, we believe that sequential financial comparisons are not necessarily meaningful, and should not be relied upon as indicative of our future performance.

If we are unable to sufficiently align our expenses with revenue we will be unable to achieve an acceptable operating profit.

The market price of our stock is, in part, dependent on our ability to achieve a level of operating profit that meets the expectations of investors and securities analysts. Since our inception, we have incurred significant net losses. During fiscal 2004, 2003 and 2002, we reported GAAP net losses of $191.4 million, $908.7 million and $730.5 million, respectively. These losses principally resulted from amortization and impairment of goodwill, amortization of purchased technology and other intangible assets, and other acquisition-related charges. While we reported net income of $1.1 million during the first six months of fiscal 2005, there can be no assurance that we will not suffer losses in the future.

We continue to adopt a number of measures to better align our expenses with anticipated revenue, including various reductions in headcount, the closure of facilities and reorganization of our business into two separate business units to better address their distinct operational requirements. In addition, we have taken steps to improve the efficiency of our sales force. However, while these measures have contributed to improved operating profitability, we have not been wholly successful in achieving an operating profit commensurate with that of many of our peers, and we continue to focus on reduction of our operating expenses, as well as seeking to grow revenue. The organizational and operational changes that we believe are necessary to achieve an acceptable operating profit may cause disruptions to our business or negatively impact customer service and satisfaction and our ability to grow our revenue. Such changes also may not result in the intended operational improvements and cost reductions, and may adversely affect our business, results of operations and financial condition.

If we are unable to timely complete our assessment of internal controls over financial reporting, our stock price may be adversely affected.

Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to complete an assessment of the effectiveness of our internal controls for financial reporting and to assert that such controls are effective. In addition, our independent auditors must issue opinions on the adequacy of management’s assessment and on the effectiveness of our controls over financial reporting. These activities must be completed by the close of our fiscal year on June 30, 2005.

We have undertaken a variety of activities to prepare for compliance with the requirements of Section 404. We believe that such activities will enable our management to perform the assessment and provide the required assertion and consequently our auditors will be able to provide the required opinions concurrent with their report on our financial statements. However, we can give no assurance that such activities will be completed in a timely manner and on a successful basis. If our management is unable to make the required assertion or if our auditors are unable to issue the required opinions, this may reflect negatively on our internal controls over financial reporting and adversely affect the price of our stock.

Changes in financial accounting standards or practices, including those that require us to recognize employee stock options as a compensation expense, could substantially and adversely our financial results.

The accounting rules applicable to our business have undergone significant changes in recent years, and future changes in accounting regulations and related interpretations and policies, particularly those related to expensing of employee stock options, could cause us to account for our business in ways that may adversely affect our financial results and investor perception of those results.

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, currently we apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock–based compensation. Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (R), Share-Based Payment. Statement 123(R) requires that, commencing July 1, 2005, we recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options and restricted stock, granted to employees. This is expected to have a material impact on our consolidated results of operations.

We expect that our implementation of the change proposed by FASB Statement 123(R) will result in a reduction of our operating income or an increase in our operating losses as a result of these non-cash expenses. In such an event, investor perception of our results of operations may be adversely affected and our stock price may fall.

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

Our failure to realize the anticipated benefits or synergies of our investments may adversely affect our operating results, consolidated financial position, cash flows and stock price. Our earnings may be adversely affected by amortization of purchased technology and other intangible assets, other acquisition or investment related charges, and impairment charges associated with goodwill. As well, we may be required to record charges for impairment if a product or technology is discontinued, if we pay more than an investment is worth, or if an investment subsequently declines in value. In the past we have taken significant impairment charges as a consequence of revised forecasts for future operating profits and cash flows from our investments and the decline in our market capitalization. We will be required to record additional charges if in future periods we discontinue additional products, or determine that our remaining goodwill has become further impaired or that our investments have further declined in value.

The consideration paid in connection with an investment or acquisition also affects our immediate operating results and financial condition. To the extent we issue shares of stock or other rights to purchase stock, such as options, the stock holdings of existing stockholders will be diluted and earnings per share may decrease. To the extent we pay cash for future investments or acquisitions, our cash reserves will be commensurately reduced.

The development and enhancement of many of our products requires early access to third party technology.

Our ability to sell our products depends, in part, on the compatibility of our products with other third-party products, such as operating systems and messaging, Internet and database applications, which may require that we have access to third party technology to develop and test our products and new versions of our products. Some of these third-party software developers may change their products so that they are no longer compatible with our products. In particular, our business continues to be largely focused on the Microsoft Windows environment and Microsoft has typically provided to us pre-release notification of feature enhancements to its products and necessary development tools and information. If Microsoft stops this practice, we may be unable to coordinate our product offerings with Microsoft or to otherwise capitalize on new Microsoft product releases and feature enhancements.

We incorporate software licensed from third parties into some of our products and any significant interruption in the availability of these third-party software products or defects in these products could reduce the demand for, or prevent the sale or use of, our products.

Certain of our software products contain components developed and maintained by commercial third-party software vendors or available through the “open source” software community. We also expect that we may incorporate software from commercial third-party vendors and open source software in our future products. Software obtained from commercial third-party vendors is typically made available for a specific term, with no guaranty of renewal. Our business would be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our software to function with alternate third-party software or open source software, or develop these components ourselves, which would result in increased costs and could result in delays in our software shipments. Alternatively, we might be forced to limit the features available in our current or future software offerings.

Our business requires the creation of technology and the effective protection and enforcement of our intellectual property rights in that technology.

Our success is heavily dependent on our ability to create proprietary technology and to protect and enforce our intellectual property rights in that technology, as well as our ability to defend against adverse claims of third parties with respect to our technology and intellectual property. We rely on a combination of patents, copyrights and trademarks, service marks, trade secrets, confidentiality procedures and contractual provisions (including confidentiality and licensing restrictions) to protect our intellectual property rights in our products and services. These laws and procedures provide only limited protection, and may not provide sufficiently broad protection or be enforceable in actions against alleged infringers. In particular, the laws of some foreign countries do not protect our intellectual property rights to as great an extent as do the laws of the United States, and some of our license provisions may be unenforceable under the laws of certain jurisdictions. In addition, despite precautions that we take, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our current or future products or to independently develop similar or superior technology or design around the patents we own.

It occasionally is necessary to enforce or defend our intellectual property rights through the process of litigation, arbitration or other adversarial proceedings. Such proceedings can be costly and potentially distracting to management, and even if successful, can adversely affect our operating results.

Sales of our products may be adversely affected by software piracy.

Policing unauthorized use and transfer of our software is difficult. Although we are unable to quantify the extent of piracy of our software products, certain of our products have been subject to software piracy and our exposure to software piracy is expected to increase as we expand our international operations.

Third parties could assert that our products infringe their intellectual property rights.

Third parties may claim that our current or future products infringe their intellectual property rights, and these claims, even if without merit, could harm our business by increasing our costs, reducing our revenue or by creating customer concern or confusion that results in reduced sales. This is particularly true in the patent area, as an increasing number of U.S. patents covering computer software have been issued during the past few years. Patent owners may claim that one or more of our products infringes a patent held by the claimant. For example, in January 2003, one of our competitors, BMC Software, Inc., initiated a lawsuit alleging that one or more of our products infringed a BMC patent. These claims now have been submitted to arbitration. Although we believe these claims to be without merit, the costs of defense have been significant. The intensely competitive nature of our industry and the importance of technology to our competitors’ businesses may enhance the likelihood of being subject to third-party claims of this nature. Any such claims, even if without merit, could be time consuming, result in potentially significant litigation costs or damages, cause product shipment delays and require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on commercially favorable terms or at all. Such claims could also force us either to stop selling, incorporating or using products or services that incorporate the challenged intellectual property or to redesign those products or services that incorporate such technology. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry grows, the functionality of products in different industry segments overlaps, and the number of issued software patents increases.

Errors in our products could result in significant costs to us and could impair our ability to sell our products.

Because our software products are complex, they may contain errors that could be detected at any point in a product’s life cycle. These errors could materially and adversely affect our business reputation, result in significant costs to us, and impair our ability to sell our products in the future. The costs incurred in correcting any product errors may be substantial and could decrease our profit margins. While we expect to continually test our products for errors and work with customers through our customer support services organization to identify and correct bugs, errors in our products may be found in the future. Because it is difficult to simulate the highly complex computing environments in which our customers use our products and because of the increasing functionality of our product offerings, testing may be complicated and fail to identify all errors. Moreover, because our products support and interoperate with third-party operating systems and applications, any errors or bugs in that software may result in problems with the performance of our products and may require cooperation from the third-party to resolve.

Detection of significant errors may result in, among other things, lost or delayed market acceptance and sales of our products, diversion of development resources, injury to our reputation, and increased service and warranty costs. Errors in our software also may result in expensive and time-consuming litigation, and the potential award of substantial damages. While our software license agreements typically contain provisions designed to limit our liability for damages resulting from errors in our software, there is no assurance that such provisions will be effective in limiting our liability. We presently carry errors and omissions insurance against such claims, but there is no assurance that such insurance coverage will be adequate to cover any losses as a result of errors or will be available in the future on commercially reasonable terms.

Our international sales and operations subject us to additional risks that can adversely affect our operating results.

We derive a substantial and increasing amount of our revenues from customers outside the United States and are continuing to expand our international operations. We have support and administrative services operations in Galway, Ireland, Tokyo, Japan and Staines, United Kingdom, and sales and support offices in a number of other foreign locations. Our international operations subject us to a variety of risks, including:

•	the overlap of different tax regimes;

•	the difficulty of managing and staffing foreign offices;

•	differing regulatory and legal requirements and employment schemes, including with respect to separation and redundancies, and our ability to identify and timely comply with such requirements and schemes;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	fluctuations in currency exchange rates and difficulties in transferring funds from certain countries;

•	the need to localize and internationalize our products and licensing programs;

•	significant reliance on our distributors and other resellers who do not offer our products exclusively;

•	import and export licensing requirements, including export controls on encryption technology;

•	political and economic instability in some countries, including terrorism and wars;

•	seasonal reductions in business activity during the summer months in Europe and certain other regions;

•	laws restricting the use and transfer of personally identifiable information about our customers, employees and other individuals;

•	reduced protection for intellectual property rights in some countries; and

•	increased travel and infrastructure costs associated with multiple international locations.

Any of these risks could harm our international operations and reduce our international sales, and adversely affect our operating results.

Our financial results may be positively or negatively impacted by foreign currency fluctuations.

To date, a substantial portion of our sales have been denominated in U.S. dollars, and we have not used risk management techniques or “hedged” the risks associated with fluctuations in foreign currency exchange rates. In the six months ended December 31, 2004 we recorded a gain of approximately $473,000 consisting primarily of foreign exchange gains and losses on U.S. dollars and other foreign currency receivables held in subsidiaries with local functional currencies, in particular euros. In the future, if we do not engage in hedging transactions, our results of operations could be subject to further fluctuations resulting in losses or gains from fluctuations in foreign currency exchange rates to the extent our sales are denominated in foreign currencies and the dollar fluctuates in value relative to such currencies.

We are increasingly relying on indirect distribution channels to generate revenue.

To further increase our revenues, we have increasingly relied on indirect distribution channels as a means of growing product sales, including with respect to international sales. These relationships, both domestically and internationally, are typically non-exclusive and can be terminated upon short notice. This strategy presents a number of risks and uncertainties including:

•	the ability of resellers or integrators to cease marketing or integrating our products with little or no notice;

•	the ability of our resellers or integrators to market or use competitive products or services from third parties and to promote such third-party products or services in preference to ours;

•	the effectiveness of our resellers and integrators in marketing our products;

•	the difficulty in attracting and replacing high quality resellers and integrators;

•	the potential of conflicts between our direct and indirect sales channels resulting in lost sales and customer confusion or dissatisfaction;

•	financial difficulties that resellers or integrators may experience (and which may lead to payment problems); and

•	risk associated with accurately reporting revenue arising from these indirect distribution channels.

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

Our success will depend to a significant extent on our ability to retain the services of our key personnel. We do not have employment contracts for a defined term with our employees, including our key personnel. If we lose the services of one or more of our key personnel, including if one or more of our key employees decided to join a competitor or otherwise compete directly or indirectly with us, our business and ability to successfully implement our business objectives could be negatively affected.

We continue to make substantial changes in our information systems, which could disrupt our business and adversely affect our operating results.

We are continuously engaged in the process of improving our information systems, including modifying and refining our customer relationship management system and enterprise resource planning system to better meet our needs and to provide the enhanced reporting required by increased competitive pressures and regulatory requirements. Most recently, we commenced a process to centralize our internal information systems, which will require migrating a number of our existing applications and systems. Disruption caused by the migration, or the failure, poor performance or errors of any of our systems could impact our ability to sell and deliver our products or could result in our inability to maintain our internal controls to the standards required by applicable law, any of which could in turn materially and adversely impact our business, including our ability to meet our revenue and expense targets. Moreover, notwithstanding our investment in maintenance and upgrades, our enterprise systems may not fully meet our needs in the future. If we determine to replace them, we may write off the remaining value of the associated assets.

Natural disasters and targeted attacks on our networks and data centers may disrupt our business.

We rely on our network and data center infrastructure for internal communications, communications with customers and partners, direct sales of our software products, sales lead generation and direct provision of fee-based services, including our WebTrends hosted service. That infrastructure and our other facilities are vulnerable to damage from human error, physical or electronic security breaches, power loss and other utility failures, fire, earthquake, flood, sabotage, vandalism and similar events. In addition, continued attempts to exploit security vulnerabilities in infrastructure products pose a threat to the stability of our IT infrastructure. Despite precautions, a natural disaster or other incident could result in interruptions in our service or significant damage, and affect our provision of services and fulfillment of product orders, our ability to process product orders and invoices, and our ability otherwise timely conduct our business operations.

Changes in our market may affect our operating results by changing the manner in which we are required to account for sales.

There have been various changes in the enterprise software market that may affect the manner in which we do business. We currently sell most of our software licenses on a “perpetual” basis, which enables us to recognize the majority of revenue received in connection with the sale promptly upon consummation of the sale. However, certain software vendors are moving towards a subscription-based model in which periodic fees are charged for use of the software. If customers increasingly demand that we sell licenses to our software on a subscription basis, or otherwise charge a periodic fee for its use, or if we experience accelerated adoption of our WebTrends hosted service, it will delay our recognition of revenue for those sales and will decrease the revenues attributable to such sales during the reporting period in which the sale is made (although the deferred revenue will be recognized in subsequent periods). If substantial portions of our license sales are converted to a subscription basis, this could materially affect our revenues during the initial quarters in which the change is implemented.

The price of our stock may fluctuate significantly, which may result in losses for investors.

Our stock price has been volatile and we expect that it will continue to fluctuate in the future. The value of an investment in our stock could decline due to the impact of a number of factors upon our stock price, many of which are outside of our control and are unrelated to our actual operating results. These factors include:

•	changes in the market valuations of technology and software companies;

•	changes in general economic conditions;

•	the effects of war and terrorist attacks;

•	actual or anticipated variations in our operating results and revenues;

•	announcements of new products, investments or developments by us or our competitors;

•	industry and product consolidation;

•	changes by securities analysts of their estimates of our earnings or valuation; and

•	the failure of our performance to meet the expectations of securities analysts.

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

Our business is transacted principally in U.S. dollars. During the six months ended December 31, 2004, 19% of the total amount of our invoices was in currencies other than the U.S. dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, Japan, New Zealand, Singapore, South Korea, Spain, Sweden, Switzerland, and the United Kingdom. We believe that a natural hedge exists in some local currencies, as local currency denominated revenue offsets some of the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of December 31, 2004, we had no hedging contracts outstanding.

At December 31, 2004 we had $68.9 million in cash and cash equivalents and $225.5 million in short-term investments. Based on our cash, cash equivalents and short-term investments at December 31, 2004 a 10% change in interest rates would change our annual interest income and cash flows by approximately $735,000.

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

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In January 2003, BMC Software, Inc. (BMC) filed suit against us in the U.S. District Court for the Southern District of Texas (Court) for patent and trademark infringement. In August 2003, the Court ordered the litigation stayed, pending arbitration. In September 2003, BMC submitted to the American Arbitration Association a statement of claim seeking a declaratory judgment that BMC’s claims are not subject to arbitration and alleging that it believes that at least AppManager and our former operations manager product, the underlying technology of which is licensed to Microsoft, infringe the BMC patent. In October 2003, we submitted our initial answer, denying the claims of infringement asserted by BMC. In November 2003, we filed an amended answer and counterclaim alleging that BMC infringes a valid patent that we own. BMC has denied the allegations in our counterclaim. Each party seeks injunctive relief, compensatory and treble damages, interest, and attorneys’ fees with respect to its claims. Currently, discovery is in the very early stages.

ITEM 6.    EXHIBITS

(a)    Exhibits

Exhibit Number	Description

10.1	Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on October 22, 2004)

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, NetIQ Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 4th day of February, 2005.

NETIQ CORPORATION

By:	/s/ RICHARD H. VAN HOESEN
Richard H. Van Hoesen
Senior Vice President and Chief Financial Officer