Form 10-Q
period 2005-03-31
NETIQ CORP
filed 2005-05-06
CIK 1084827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

As of April 30, 2005, the Registrant had outstanding 54,173,791 shares of Common Stock.

NETIQ CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2005

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NetIQ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2005	June 30, 2004 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,213	$57,841
Short-term investments	219,907	229,781
Accounts receivable, net	26,578	31,081
Prepaid expenses and other	5,321	5,269
Current assets of discontinued operations	6,050	—

Total current assets	324,069	323,972

Property and equipment, net	42,750	49,706
Other intangible assets, net	20,859	39,040
Other assets	1,132	2,489
Long-term investments	3,714	4,614
Goodwill	96,051	124,081
Non-current assets of discontinued operations	35,717	—

Total assets	$524,292	$543,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,813	$8,278
Accrued compensation and related benefits	12,317	14,374
Other liabilities	10,988	11,812
Deferred revenue, current portion	52,240	61,174
Restructuring liability, current portion	8	929
Current liabilities of discontinued operations	18,019	—

Total current liabilities	101,385	96,567

Deferred revenue, net of current portion	2,351	5,442
Restructuring liability, net of current portion	—	393
Non-current liabilities of discontinued operations	456	—

Total liabilities	104,192	102,402

Stockholders’ equity:
Common stock-$0.001 par value; 250,000,000 shares authorized, 53,854,037 issued and outstanding at March 31, 2005; 55,216,057 issued and outstanding at June 30, 2004	2,888,415	2,905,610
Deferred employee stock-based compensation	(2,085)	(313)
Accumulated deficit	(2,464,760)	(2,462,825)
Accumulated other comprehensive loss	(1,470)	(972)

Total stockholders’ equity	420,100	441,500

Total liabilities and stockholders’ equity	$524,292	$543,902

(1)	Derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Software license revenue	$24,745	$31,735	$86,113	$91,200
Service revenue	26,353	23,693	77,000	69,106

Total revenue	51,098	55,428	163,113	160,306

Cost of software license revenue	1,128	2,465	3,611	7,817
Cost of service revenue	6,776	5,742	19,932	16,370
Amortization of purchased technology	2,953	1,998	8,860	5,609

Total cost of revenue	10,857	10,205	32,403	29,796

Gross profit	40,241	45,223	130,710	130,510
Operating expenses:
Sales and marketing	26,089	27,954	77,921	79,177
Research and development	12,159	14,446	38,522	41,288
General and administration	7,430	6,577	21,689	20,064
Amortization of other intangible assets	2,147	2,122	6,406	6,366
Employee stock-based compensation	384	68	881	247
Restructuring charge (credit)	—	—	19	(504)
Impairment of goodwill	—	—	—	134,255

Total operating expenses	48,209	51,167	145,438	280,893

Loss from operations	(7,968)	(5,944)	(14,728)	(150,383)

Other income (expenses):
Interest income	1,582	1,186	4,126	3,953
Gain on sale of long-term investment	—	—	4,100	—
Impairment of long-term investment	—	—	—	(4,100)
Gain on sale of technology	2,893	—	2,893	—
Other income (expenses), net	(163)	430	394	(175)

Total other income (expenses)	4,312	1,616	11,513	(322)

Loss before income taxes	(3,656)	(4,328)	(3,215)	(150,705)
Income tax expense (benefit)	(426)	1,010	1,120	2,707

Loss from continuing operations	(3,230)	(5,338)	(4,335)	(153,412)

Income (loss) from discontinued operations (net of taxes of $55, $(60), $166, $143), respectively	167	(5,269)	2,399	(31,056)

Net loss	$(3,063)	$(10,607)	$(1,936)	$(184,468)

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	50	(252)	32	278
Unrealized loss on short-term investments	(434)	(16)	(530)	(336)

Comprehensive loss	$(3,447)	$(10,875)	$(2,434)	$(184,526)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.06)	$(0.09)	$(0.08)	$(2.70)
Discontinued operations	$0.00	$(0.09)	$0.04	$(0.55)

	$(0.06)	$(0.19)	$(0.04)	$(3.25)

Shares used to compute basic and diluted earnings (loss) per share	54,162	57,045	54,759	56,739

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss from continuing operations	$(4,335)	$(153,412)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain (loss) from discontinued operations	2,399	(31,056)
Depreciation and amortization	25,872	42,454
Amortization of employee stock-based compensation	886	257
Loss on sale of investments and property and equipment	196	160
Impairment of goodwill	—	150,842
Gain on sale of long-term investment	(4,100)	—
Gain on sale of technology	(2,893)	—
Impairment of long-term investment	—	4,100
Changes in:
Accounts receivable	(120)	13,559
Prepaid expenses and other	534	1,435
Accounts payable	150	(557)
Accrued compensation and related benefits	69	(3,230)
Other liabilities	1,011	(853)
Restructuring liability	(844)	(2,253)
Deferred revenue	529	8,363

Net cash provided by operating activities	19,354	29,809

Cash flows from investing activities:
Purchases of property and equipment, net	(7,414)	(5,774)
Proceeds from sales of property and equipment	42	11
Cash used in acquisitions	(808)	—
Purchases of short-term investments	(97,590)	(170,539)
Proceeds from maturities of short-term investments	102,022	161,909
Proceeds from sale of long-term investment	5,000	—
Proceeds from sales of short-term investments	4,912	9,181
Proceeds from sales of technology, net	2,209	—
Purchase of technology	(300)	(15,402)
Other	108	(73)

Net cash provided by (used in) investing activities	8,181	(20,687)

Cash flows from financing activities:
Proceeds from sale of common stock	3,671	10,715
Repurchase of common stock	(23,526)	(10,399)

Net cash provided by (used in) financing activities	(19,855)	316

Effect of exchange rate changes on cash	692	319

Net increase in cash and cash equivalents	8,372	9,757
Cash and cash equivalents, beginning of period	57,841	76,095

Cash and cash equivalents, end of period	$66,213	$85,852

Supplemental disclosure of cash flow information:
Cash paid for interest	$47	$33
Cash paid for income taxes	$737	$943

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2005 and 2004

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

2.    Discontinued Operations

On March 26, 2005, we entered into a definitive agreement to sell our WebTrends web analytics business to WebTrends Inc. (formerly Spider Holding Inc.), an affiliate of Francisco Partners, L.P., a technology-focused private equity investment firm. The transaction closed on April 30, 2005 and we received $93.4 million in gross proceeds resulting in a net pretax gain of approximately $64.6 million, which we will record in the quarter ending June 30, 2005. In addition, the employment of approximately 237 of our employees was assumed by WebTrends Inc as of April 30, 2005. As a result of this transaction, we have presented historical NetIQ financial statements to exclude the following:

Discontinued operations income statement detail

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Software license revenue	$3,758	$4,323	$12,240	$13,896
Service revenue	7,924	7,165	22,677	19,532

Total revenue	11,682	11,488	34,917	33,428

Cost of software license revenue	80	—	112	—
Cost of service revenue	1,900	2,443	6,073	7,283
Amortization of purchased technology	141	3,908	425	11,900

Total cost of revenue	2,121	6,351	6,610	19,183

Gross profit	9,561	5,137	28,307	14,245

Operating expenses:
Sales and marketing	5,836	4,848	16,079	12,519
Research and development	2,882	3,475	8,680	9,621
General and administration	544	46	844	46
Amortization of other intangible assets	43	2,094	128	6,376
Employee stock-based compensation	2	3	6	9
Restructuring charge	32	—	5	—
Impairment of goodwill	—	—	—	16,587

Total operating expenses	9,339	10,466	25,742	45,158

Income taxes	(55)	60	(166)	(143)

Income (loss) from discontinued operations	$167	$(5,269)	$2,399	$(31,056)

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2005 and 2004

(Unaudited)

Discontinued operations balance sheet detail

(In thousands)

March 31, 2005
(Unaudited)
ASSETS
Accounts receivable, net	$5,353
Prepaid expenses and other	697

Current assets of discontinued operations	$6,050

Property and equipment, net	$4,186
Other intangibles	2,663
Other assets	30
Goodwill	28,838

Non-current assets of discontinued operations	$35,717

LIABILITIES
Accounts payable	$767
Accrued compensation and related benefits	2,331
Other liabilities	1,492
Deferred revenue current portion	13,154
Restructuring liability, current portion	275

Current liabilities of discontinued operations	$18,019

Deferred revenue, net of current portion	$261
Restructuring liability, net of current portion	195

Non-current liabilities of discontinued operations	$456

3.    Recently Issued Accounting Pronouncement

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. SFAS No. 123(R) will require us to measure the cost of all employee stock-based compensation awards based on the fair value of those awards on the grant date and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally one to four years). Excess tax benefits, as defined by SFAS 123(R), will be recognized as an addition to paid-in capital. SFAS No. 123(R) will be effective with our fiscal quarter beginning July 1, 2005. The company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its results of operations, but it is expected to have a material impact on our consolidated results of operations.

4.    Stock Based Compensation Plans

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

Nine Months Ended March 31, 2005 and 2004

(Unaudited)

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

The weighted-average fair value of stock-based compensation to our employees is based on the single option valuation approach. Forfeitures are recognized as they occur, and it is assumed no dividends will be declared. The weighted-average fair value calculations are based on the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Estimated life (in years)	4.2	4.3	2.5-4.3	4.0-4.3
Risk-free interest rate	3.8%	2.6%	3.2-3.8%	2.6-2.9%
Volatility	63%	58%	63-66%	58-70%

For pro forma purposes, the estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. Our pro forma results are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Reported net income (loss):
Continuing operations	$(3,203)	$(5,338)	$(4,335)	$(153,412)
Discontinued operations	167	(5,269)	2,399	(31,056)
Employee stock-based compensation included in reported net loss:
Continuing operations	382	68	875	248
Discontinued operations	2	3	6	9
Employee stock-based compensation determined under the fair value method for all awards, net of income taxes	(11,477)	(13,962)	(38,336)	(46,669)

Pro forma net loss	$(14,129)	$(24,498)	$(39,391)	$(230,880)

Basic and diluted earnings (loss) per share:
As reported	$(0.06)	$(0.19)	$(0.04)	$(3.25)
Pro forma	$(0.26)	$(0.43)	$(0.72)	$(4.07)

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2005 and 2004

(Unaudited)

5.    Allowance for Uncollectible Accounts and Sales Returns

Accounts receivable are presented net of allowance for uncollectible accounts and sales returns. Changes in the allowance for uncollectible accounts and sales returns during the nine months ended March 31, 2005 are as follows (in thousands):

	Uncollectible Accounts	Sales Returns
Balances, June 30, 2004	$671	$863

Continuing operations
Increase (decrease) in allowance	(119)	560
Recoveries and (write-offs), net	103	(498)

Discontinued operations
Increase (decrease) in allowance	30	105
Recoveries and (write-offs), net	8	(92)
Reclass to discontinued operations	(142)	(126)

Continuing operations balances, March 31, 2005	$551	$812

6.    Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Carrying Amount	Accumulated Amortization	Net
	March 31, 2005
Purchased technology	$49,154	$34,459	$14,695
Customer contracts	24,829	19,102	5,727
Customer lists	16,465	16,465	—
Publishing rights	1,262	971	291
Tradenames	1,894	1,748	146

Total	$93,604	$72,745	$20,859

The above table reflects intangible assets related to continuing operations and does not include a net book value of $2.7 million of intangible assets which have been classified as discontinued operations as of March 31, 2005.

	Carrying Amount	Accumulated Amortization	Net
	June 30, 2004
Purchased technology	$99,636	$73,968	$25,668
Customer contracts	24,829	12,895	11,934
Customer lists	43,078	42,686	392
Publishing rights	1,262	656	606
Tradenames	3,190	2,750	440

Total	$171,995	$132,955	$39,040

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2005 and 2004

(Unaudited)

Estimated future amortization of other intangible assets as of March 31, 2005 is as follows (in thousands):

Fiscal year ending June 30,	Purchased Technology*	Other Intangible Assets
2005 (remaining 3 months)	$2,980	$2,122
2006	8,216	3,751
2007	3,758	—
2008	32	—
2009	—	—

Total	$14,986	$5,873

*	Includes publishing rights

7.    Long-term Investments

During the three months ended December 31, 2004, @Stake, Inc., a company in which we held a long-term investment, was acquired by a third party. Under the terms of the acquisition agreement, we received a $5.0 million payment resulting in a $4.1 million gain, which has been included in other income for the nine months ended March 31, 2005.

8.    Goodwill

The following summarizes the change in goodwill during the nine months ended March 31, 2005:

Goodwill
Balance at June 30, 2004	$124,081
Cash payments in accordance with earn out from 2004 acquisition	808
Classified as discontinued operations	(28,838)

Balance at March 31, 2005	$96,051

9.    Other Liabilities

Other liabilities consist of (in thousands):

	March 31, 2005	June 30, 2004
Accrued sales and marketing costs	$3,364	$4,120
Sales tax payable	875	933
Facility reserve	—	379
Other	6,749	6,380

Other liabilities	$10,988	$11,812

At June 30, 2004 our facility reserve represented the expected future costs under a lease agreement for unoccupied office space in Portland, Oregon, which expires in December 2006. This reserve is included in discontinued operations at March 31, 2005.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2005 and 2004

(Unaudited)

10.    Restructuring Liability

Fiscal 2004 restructuring

During the three months ended June 30, 2004 we recorded a restructuring charge of $2.5 million related to restructuring of our information technology group and operations and continued cost reduction efforts.

Pursuant to the restructuring plan, we notified 86 employees that their employment would be terminated. As of March 31, 2005, 83 of these employees had left our employment and 3 employees had their termination rescinded. As of March 31, 2005, $1.7 million had been paid as termination benefits and related costs pursuant to the restructuring.

As part of the restructuring plan, we determined that we no longer required certain office space in Portland, Oregon, and established an accrual of $764,000 for fair value of the facilities consolidation. The amounts accrued for facilities consolidation at March 31, 2005 represent the total remaining liability under the lease, net of estimated sub-lease income and are included in discontinued operations.

We lease approximately 12,000 square feet of office space in Manukau, New Zealand under a lease expiring April of 2005. The space was vacated in July of 2004 and a subsequent adjustment of $92,000 was made to the restructuring liability to reflect the estimated remaining obligation under this lease.

The following summarizes the 2004 restructuring plan activity (in thousands):

	Employee Severance and Other Related Benefits	Facilities Consolidation	Total
Restructuring charge (Quarter ended June 30, 2004)	$1,738	$764	$2,502
Cash payments	(1,377)	(78)	(1,455)

Restructuring liability at June 30, 2004	361	686	1,047
Cash payments	(231)	(97)	(328)
Adjustments to restructuring, net	(73)	92	19

Restructuring liability at September 30, 2004	57	681	738
Cash payments	(57)	(96)	(153)
Adjustments to restructuring, net	—	(27)	(27)

Restructuring liability at December 31, 2004	—	558	558
Cash payments	—	(112)	(112)
Adjustments to restructuring, net	—	32	32
Classified as discontinued operations	—	(470)	(470)

Restructuring liability at March 31, 2005	$—	$8	$8

Fiscal 2003 restructuring

Payments made during the nine months ended March 31, 2005 represent the final payments due under the Houston lease obligation, net of sublease income.

The following summarizes the 2003 restructuring plan activity (in thousands):

	Employee Severance and Other Related Benefits	Facilities Consolidation	Total
Restructuring liability at June 30, 2004	$—	$275	$275

Cash payments, net of sub-lease income	—	(275)	(275)

Restructuring liability at September 30, 2004	$—	$—	$—

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2005 and 2004

(Unaudited)

11.    Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Weighted average common shares outstanding	54,349	57,045	54,874	56,987
Weighted average common shares outstanding subject to repurchase	(187)	—	(115)	(248)

Shares used to compute basic and diluted loss per share	54,162	57,045	54,759	56,739

During the three and nine months ended March 31, 2005 we had securities outstanding which could potentially dilute earnings per share. However, we excluded these securities from the computation of diluted earnings per share because the effect of including them would have been antidilutive. Such outstanding securities consist of outstanding options to purchase 17,160,305 common shares.

12.    Indemnification and Contingencies

Indemnification—We enter into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that a NetIQ product infringes a patent, copyright or trademark, misappropriates a trade secret, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments we could be required to make under these indemnification agreements. To date, we have not incurred significant costs to defend lawsuits or settle claims related to indemnification agreements. We have not recorded any liabilities for these indemnification agreements at March 31, 2005 or June 30, 2004.

At our discretion and in the ordinary course of business, we perform and subcontract the performance of certain services. Accordingly, we enter into standard indemnification agreements with our customers to indemnify them for damage caused by our employees and subcontractors. It is not possible to estimate the maximum potential amount of future payments we could be required to make under these indemnification agreements. We maintain insurance policies that may enable us to recover a portion of any such claim. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. We have not recorded any liabilities for these indemnification agreements at March 31, 2005 or June 30, 2004.

As permitted under Delaware law, we have agreements indemnifying our executive officers, directors and some other employees from liabilities incurred and occurrences while the officer, director and employee is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable. We maintain directors and officers liability insurance designed to enable us to recover a portion of any future amounts paid. We have not recorded any liabilities for these indemnification agreements at March 31, 2005 or June 30, 2004.

Contingencies—In January 2003 BMC Software, Inc. (BMC) filed suit against us in the U.S. District Court for the Southern District of Texas (Court) for patent and trademark infringement. In August 2003 the Court ordered the litigation stayed, pending arbitration. In September 2003 BMC submitted to the American Arbitration Association a statement of claim seeking a declaratory judgment that BMC’s claims are not subject to arbitration

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2005 and 2004

(Unaudited)

and alleging that it believes that at least AppManager and our former Operations Manager product, the underlying technology of which is licensed to Microsoft, infringe the BMC patent. In October 2003 we submitted our initial answer, denying the claims of infringement asserted by BMC. In November 2003 we filed an amended answer and counterclaim in the arbitration proceeding alleging that BMC infringes a valid patent that we own. BMC has denied the allegations in our counterclaim. In April 2005, BMC amended its statement of claim to assert that one or more of our products infringes an additional patent owned by BMC. We intend to deny the allegations in the amended claim. Each party seeks injunctive relief, compensatory and treble damages, interest, and attorneys’ fees with respect to its claims. Currently, discovery is in the very early stages.

We may also be a potential defendant in lawsuits and claims arising in the ordinary course of business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not reimbursed by insurance or otherwise, will not have a material adverse effect on our financial condition or results of operations.

13.    Major Customer

At March 31, 2005 and at June 30, 2004, no single customer represented 10% of our accounts receivable.

In addition no single customer accounted for more than 10% of our revenue during the three and nine months ended March 31, 2005 or 2004.

14.    Subsequent Events

On April 30, 2005, we completed the sale of our web analytics business to WebTrends Inc. (formerly Spider Holding Inc.), a Delaware corporation and affiliate of Francisco Partners, L.P. (“Francisco Partners”), pursuant to an Asset Purchase Agreement dated March 26, 2005 between the Company and various of its subsidiaries and WebTrends Inc. Francisco Partners is a technology-focused private equity investment firm.

As consideration for the sale, we received $93.4 million in cash (the “Purchase Price”). The Purchase Price is subject to adjustment based upon a net working capital calculation as of the closing date, as determined within sixty days of the closing date by the parties. Any such adjustment in the Purchase Price will be paid in cash by us or by WebTrends Inc., as the case may be, within five days following the date of determination.

On May 3, 2005 our Board of Directors approved a program to repurchase and cancel up to $200 million of the Company’s outstanding stock in open market purchases or in private transactions. This replaces the previous program which was approved in September 2004.

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

Overview

The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and notes thereto.

Our systems and security management software solutions enable organizations to assure the performance, availability and security of the services delivered by their information technology (IT) infrastructures. While we initially focused on developing and marketing software to manage applications running on the Microsoft Windows operating system, we have expanded our core business to include cross-platform systems and security management solutions covering four product areas—Performance and Availability Management, Security Management, Configuration and Vulnerability Management, and Operational Change Control, the last of which is currently composed of software to test, migrate, and administer Microsoft Windows and Active Directory environments. We also develop and market software to test and manage voice over internet protocol (VoIP) deployments as part of our Performance and Availability Management offerings.

In the three months ending March 2005, we publicly unveiled our Knowledge-Based Service Assurance product strategy (KBSA). The key elements to this strategy are the five product areas outlined above delivered across four IT disciplines—Operational Integrity, Service Management, Policy Compliance, and Risk Management. Also central to our KBSA strategy is deep integration among the five product areas to enable cross-product analyses, the sharing of important technology components, and use of a common reporting engine and user interface to facilitate cross-product and cross-user-group value delivery.

Delivering upon the full promise of the KBSA product vision will require several years of focused product development. As such, concurrent with the launch of our KBSA product strategy, we are more tightly focusing our product investments into areas consistent with that strategy and are making efforts to exit business areas that do not support that strategy.

As part of these focusing efforts, on March 26, 2005, we entered into a definitive agreement to sell our WebTrends web analytics business to WebTrends Inc. (formerly Spider Holding Inc.), an affiliate of Francisco Partners, L.P., a technology-focused private equity investment firm. The transaction closed on April 30, 2005 and we received $93.4 million in gross proceeds, resulting in a pretax net gain of approximately $64.6 million, which will be recorded in the quarter ending June 30, 2005. In addition, the employment of approximately 237 of our employees was assumed by WebTrends Inc. as of April 30, 2005. Accordingly, the historical financial statements of NetIQ have been retroactively adjusted to account for WebTrends as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The discontinued operations data reflect the historical results of operations for all periods presented and the current assets and liabilities of WebTrends as of March 31, 2005.

We believe our sale of WebTrends enhances our long-term strategic direction and provides us greater opportunity to accelerate innovation in our core business and increase shareholder value. We intend to continue to evaluate our options across other non-core product areas within NetIQ as we increase our focus on executing our KBSA product strategy.

Special Considerations in Reviewing Fiscal 2005 and Fiscal 2004 Results

Our financial results for the nine months ended March 31, 2005 and 2004 were affected by certain significant events that should be considered in comparing these periods.

In August 2003, we received the final $5.0 million license payment in accordance with our license agreement with Microsoft, pursuant to which Microsoft received a perpetual, non-exclusive license to our Operations Manager technology and source code. We received a total of $175.0 million in license fees from Microsoft starting in November 2000 and ending in August 2003. Under the terms of the agreement, Microsoft also paid us an additional $5.0 million per year to market joint solutions of the parties, which served to reduce our sales and marketing expenses when such expenses were incurred. The last marketing payment under this agreement was received during the nine months ended December 31, 2003. All marketing funds received by us from Microsoft had been exhausted as of December 31, 2004.

Over the last three years we have invested in the development and acquisition of new products to replace the anticipated decline in revenue from Microsoft and to otherwise grow our business. However, we have not yet been able to fully replace the Microsoft revenue stream with revenue from new products and services. Our ability to do so in the future will depend on a variety of factors, including general economic conditions, spending in the IT sector, competition and market acceptance of our new products. In addition, during the term of the agreement with Microsoft, our operating results benefited from the lack of any expenses associated with the revenue from Microsoft. As a result, our overall gross margin percentages and operating margins have declined as the Microsoft revenue has been phased out, and we do not expect to achieve the same relatively low costs of revenue and operating expenses with respect to any replacement revenue we earn in future periods.

Due to a revenue shortfall in the quarter ended September 30, 2003 we performed an impairment analysis on the fair value of goodwill. We determined that the shortfall related primarily to our acquired and internally developed security products and that future revenue would not meet the forecast then in effect. Accordingly, we recorded a goodwill impairment charge of $150.8 million in September 2003. No such impairment charge was recorded for the nine months ended March 31, 2005.

Periodically our Board of Directors authorizes plans to repurchase shares of our outstanding common stock. A summary of the stock repurchase plans and the activity in each plan follows:

	September 2004 Program	October 2003 Program
Program size	Up to $50 million of outstanding stock	Up to 5% of outstanding stock
Shares purchased to date	2,004,742	816,426
Cash used to date	$23,500,000	$10,400,000
Amount remaining in program	$26,500,000	Complete

In January 2005, Ixia finalized its exercise of an option to purchase our remaining assets and assume the liabilities associated with the Chariot product line. Under the terms of our agreement with Ixia, we received a net cash payment of $2.2 million in consideration for the transfer of those assets and assumption of the liabilities. The transaction resulted in a gain of $2.9 million, which is reflected in other income for the three and nine months ended March 31, 2005.

Comparison of Three and Nine Months Ended March 31, 2005 and 2004

Total Revenue.    Total revenue and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2005	2004	Percentage Change	2005	2004	Percentage Change
Software license revenue	$24,745	$31,735	(22)%	$86,113	$86,200	(0)%
Software license revenue under Microsoft agreement	—	—	N/A %	—	5,000	(100)%

Total software license revenue	24,745	31,735	(22)%	86,113	91,200	(6)%
Service revenue	26,353	23,693	11%	77,000	69,106	11%

Total revenue	$51,098	$55,428	(8)%	$163,113	$160,306	2%

	Revenue as % of Total Revenue
	Three Months ended March 31,		Nine Months ended March 31,
	2005	2004	2005	2004
Software license revenue	48%	57%	53%	54%
Software license revenue under Microsoft agreement	N/A	N/A	N/A	3%

Total software license revenue	48%	57%	53%	57%
Service revenue	52%	43%	47%	43%

Total revenue	100%	100%	100%	100%

Total revenue decreased by $4.3 million or 8% and increased by $2.8 million or 2% during the three and nine months ended March 31, 2005, compared with the three and nine months ended March 31, 2004. Software license revenue represented 48% and 53% of total revenue for the three and nine months ended March 31, 2005 and 57% of total revenue for the three and nine months ended March 31, 2004, with service revenue representing the balance.

Pursuant to the schedule of payments set forth in the agreement with Microsoft, the final $5.0 million license payment was received from Microsoft in August 2003.

Software License Revenue.    Total software license revenue decreased by $7.0 million or 22% and by $5.1 million or 6% during the three and nine months ended March 31, 2005 compared with the three and nine months ended March 31, 2004. Excluding revenue from Microsoft, software license revenue remained flat during the nine month period ended March 31, 2005 when compared with the same period during the prior year. The decrease in license revenue in the most recent quarter compared with the same quarter of last year was substantially a result of the termination of the Ixia revenue and lower sales of both our core and non-core products.

Service Revenue.    Service revenue consists of revenue from the sale of maintenance service agreements, consulting services and training services. Service revenue increased by $2.7 million or 11% and by $7.9 million or 11% during the three and nine months ended March 31, 2005 compared with the three and nine months ended March 31, 2004. The increase was primarily due to maintenance renewals by our existing customers and fees associated with new software licenses.

Total Cost of Revenue.    Total cost of revenue and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Cost of software license revenue	$1,128	$2,465	$3,611	$7,817
As percentage of license revenue	5%	8%	4%	9%

Cost of service revenue	6,776	5,742	19,932	16,370
As percentage of service revenue	26%	24%	26%	24%

Amortization of purchased technology	2,953	1,998	8,860	5,609

Total cost of revenue	$10,857	$10,205	$32,403	$29,796

As percentage of total revenue	21%	18%	20%	19%

Total cost of revenue increased by 6% or $652,000 and by 9% or $2.6 million during the three and nine months ended March 31, 2005 when compared with the three and nine months ended March 31, 2004.

Cost of Software License Revenue.    Cost of software license revenue includes royalties paid to third parties, personnel and other costs associated with software packaging, documentation such as user manuals and CDs, and production, as well as shipping. Cost of software license revenue as a percentage of related license revenue decreased from 8% and 9% during the three and nine months ended March 31, 2004 to 5% and 4% during the three and nine months ended March 31, 2005. The percentage decrease was primarily due to a decrease in royalty expense as result of our acquisition, in March 2004, of certain technology previously subject to quarterly royalty payments. Such costs were previously included in the cost of software and from the purchase date forward the amortization of the purchase price has been recorded as amortization of purchased technology. We expect our cost of software license revenue to remain relatively constant in absolute dollars during the three months ending June 30, 2005 compared with the three months ended March 31, 2005.

Cost of Service Revenue.    Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services and training services. Cost of service revenue as a percentage of related service revenue was relatively constant as a percentage of related service revenue for the three and nine months ending March 31, 2005 and March 31, 2004. We expect our cost of service revenue, in absolute dollars, to remain relatively constant during the three months ending June 30, 2005 compared with the three months ended March 31, 2005.

Amortization of Purchased Technology.    Purchased technology consists of developed software capitalized in our acquisitions or purchased separately, and is amortized using the straight-line method over the estimated useful life of the software, generally three years. Amortization increased from $2.0 million and $5.6 million during the three and nine months ended March 31, 2004 to $3.0 million and $8.9 million during the three and nine months ended March 31, 2005. The increase in the amortization from the comparable periods in the prior fiscal year was due to the increase in other intangible assets from our acquisitions in March 2004 of certain technology previously subject to quarterly royalty payments. We expect to amortize approximately $3.0 million of purchased technology during the three months ending June 30, 2005, absent further acquisitions, impairments or divestitures.

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

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Sales and marketing expenses	$26,089	$27,954	$77,921	$79,177
Percentage change from comparable prior period	(7)%		(2)%
As a percentage of total revenue	51%	50%	48%	49%
Headcount at March 31	398	424	398	424

Sales and marketing expenses decreased by $1.9 million or 7% and by $1.3 million or 2% during the three and nine months ended March 31, 2005 compared with the corresponding period a year earlier. The decrease in absolute dollars for the three and nine months ending March 31, 2005 compared to the three and nine months ended March 31, 2004 is principally a result of lower overall head count and the payment of lower incentive compensation amounts. Sales and marketing as a percentage of revenue increased from 50% and 49% during the three and nine months ended March 31, 2004 to 51% and 48% during the three and nine months ended March 31, 2005. During the three months ending June 30 2005, we expect sales and marketing expenses to increase slightly in absolute dollars.

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

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Research and development	$12,159	$14,446	$38,522	$41,288
Percentage change from comparable period	(16)%		(7)%
As a percentage of total revenue	24%	26%	24%	26%

Headcount at March 31	298	351	298	351

Research and development expenses decreased by $2.3 million or 16% and by $2.8 million or 7% during the three and nine months ended March 31, 2005 compared with the three and nine months ended March 31, 2004. This decrease in absolute dollars resulted principally from lower overall headcount. We anticipate research and development spending to remain relatively flat during the three months ending June 30, 2005 compared to the three months ended March 31, 2005.

General and Administrative.    Our general and administrative expenses consist primarily of personnel costs for finance and administration, as well as directors and officers insurance, director’s fees, professional services expenses, such as legal and accounting fees, and proportionately allocated facilities and information technology costs.

General and administrative expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
General and administrative	$7,430	$6,577	$21,689	$20,064
Percentage change from comparable period	13%		8%
As a percentage of total revenue	15%	12%	13%	13%

Headcount at March 31	182	191	182	191

General and administrative expenses increased by $853,000 or 13% and by $1.6 million or 8% during the three and nine months ended March 31, 2005 compared with the three and nine months ended March 31, 2004. The increase in absolute dollars in the three and nine month periods was primarily due to increased salaries and related payroll taxes, an increase in payments for outside services, primarily associated with our Sarbanes-Oxley 404 compliance activities (“SOX”) and increased legal fees related to dispute resolution matters and the sale of our WebTrends web analytics business. We anticipate general and administrative costs to increase slightly during the three months ending June 30, 2005 compared with the three months ended March 31, 2005 due to the costs of SOX and dispute resolution matters, which should be partially offset by expense reduction actions we are taking to reduce general and administrative expenses following the completion of the divestiture of our WebTrends business unit.

Amortization of Other Intangible Assets.    Amortization of other intangible assets includes amortization of capitalized values relating to customer contracts, customer lists, patents, and trade name intangibles from our acquisitions. Other intangible assets are amortized using the straight-line method over their estimated useful life, generally three years. Amortization remained unchanged at $2.1 million and $6.4 million during the three and nine months ended March 31, 2005 and during the three and nine months ended March 31, 2004. During the three months ending June 30, 2005 we expect to amortize approximately $2.2 million of other intangible assets, absent further acquisitions, impairments or divestitures.

Employee Stock-Based Compensation.    Deferred employee stock-based compensation represents the intrinsic value of unvested options assumed in acquisitions and the charges associated with the grant of restricted stock and options at less than fair market value. The deferred amount is being amortized over the vesting periods of the restricted stock grant and the assumed and granted options, generally one to four years. During the three and nine months ended March 31, 2005, we recognized employee stock-based compensation expense of $384,000 and $881,000 compared with $68,000 and $247,000 during the three and nine months ended March 31, 2004. The increase was due to restricted stock grants made during the nine months ended March 31, 2005. During the three months ending June 30, 2005 we expect to amortize approximately $525,000 of deferred employee stock-based compensation, absent further acquisitions, restricted stock grants or grants at less than fair market value.

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

Total Other Income (Expenses).    Total other income (expenses) is primarily composed of interest income on our cash, cash equivalents and short-term investments, foreign exchange gains and losses, and gains on and impairment of long-term investment. Interest income during the three and nine months ended March 31, 2005 was $1.6 million and $4.1 million compared with $1.2 million and $4.0 million during the three and nine months ended March 31, 2004.

During the three and nine months ended March 31, 2005 we recorded other income of $2.9 million related to Ixia’s exercise of its option to purchase our remaining assets associated with the Chariot products. Under the terms of the agreement we received net cash of $2.2 million in consideration of our transfer of the remaining chariot assets and liabilities to Ixia, which resulted in a gain of $2.9 million.

During the nine months ended March 31, 2004, we recorded a $4.1 million charge related to an impairment of a long-term investment based on management’s assessment that there was a decline in the value of that long-term investment that was other than temporary. Subsequently, during the nine months ended March 31, 2005 the company in which we held the long-term investment was acquired. Under the terms of the acquisition agreement, we received a payment of $5 million for our interest, resulting in a $4.1 million gain which has been recorded in other income.

Income Taxes.    We recorded a credit to income tax of $426,000, resulting from lower quarterly revenue than forecasted and an expense of $1.1 million during the three and nine months ended March 31, 2005 compared with income tax expense of $1.0 million and $2.7 million during the three and nine months ended March 31, 2004. Tax expense is booked based on the estimated tax obligation for the entire year and includes foreign income tax, state franchise tax and federal alternative minimum tax.

Liquidity and Capital Resources

At March 31, 2005, we held $66.2 million in cash and cash equivalents and $219.9 million in short-term investments, for a total of $286.1 million compared with $287.6 million as of June 30, 2004, a decrease of $1.5 million. The primary reasons for the decrease during the nine month period were the repurchase of shares of our common stock pursuant to our stock repurchase program for a total purchase price of $23.5 million, capital expenditures of $7.4 million, and payments of $808,000 as an earn out pursuant to the terms of a prior acquisition. These decreases were partially offset by cash generated from operations of $19.4 million, $5.0 million from an acquisition of a company in which we held a long-term investment, the sale of common stock under our stock option plans for $3.7 million and the receipt of $2.2 million in net cash for our remaining interest in the Chariot products.

Our operating activities resulted in net cash inflows of $19.4 million and $29.8 million during the nine months ended March 31, 2005 and 2004, respectively. During the nine months ended March 31, 2005, the primary non-cash charges were depreciation and amortization of $25.9 million, the $4.1 million gain resulting from the acquisition of a company in which we held a long-term investment, the $2.9 million gain resulting from the sale of technology and the amortization of employee stock based compensation of $886,000. During the nine months ended March 31, 2004, the primary non-cash charges were the impairment of goodwill of $150.8 million, depreciation and amortization of $42.5 million and impairment of long-term investment of $4.1 million. In addition, changes in assets and liabilities provided cash of $1.3 million and $16.5 million during the nine months ended March 31, 2005 and 2004.

Our investment activities resulted in net cash inflows of $8.2 million for the nine month period ended March 31, 2005 and a net cash outflow of $20.7 million for the nine month period ended March 31, 2004. During the nine months ended March 31, 2005 and 2004, primary uses of cash from investing activities were acquisitions of property and equipment of $7.4 million and $5.8 million, respectively, principally for computer hardware and software, the purchases of short-term investments of $97.6 million and $170.5 million, respectively and the purchases of technology of $300,000 and $15.4 million, respectively. The principal sources of cash during the nine months ended March 31, 2005 and 2004 were maturities and sales of short-term investments of $106.9 million and $171.1 million, respectively. In addition, for the nine months ended March 31, 2005 the sale of a long-term investment generated cash of $5.0 million, the sale of technology generated net cash of $2.2 million and $808,000 was paid as an earn out pursuant to the terms of a prior acquisition.

During the nine months ended March 31, 2005 and 2004 financing activities used $23.5 million and $10.4 million in cash, respectively for the purchase of common stock pursuant to our stock repurchase programs. Financing activities generated cash of $3.7 million and $10.7 million during the nine months ended March 31, 2005 and 2004, respectively, from proceeds from the sale of common stock under our stock option and employee stock purchase plans.

As of March 31, 2005, we had no significant debt.

Long-term Obligations

The following summarizes our long-term obligations for continuing operations as of March 31, 2005 and the effect we expect such obligations to have on our liquidity and cash flows in future periods (in thousands, including lease payments accrued as part of our goodwill, facility reserve, and restructuring liability):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating leases	$26,869	$4,240	$10,128	$5,013	$7,488
Future minimum royalty payments	3,000	900	2,100	—	—

Total long-term obligations and commitments	$29,869	$5,140	$12,228	$5,013	$7,488

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

We recognize software revenue using the residual method. Under the residual method revenue is recognized if vendor-specific objective evidence of fair value (VSOE) exists for all of the undelivered elements in an arrangement and all other revenue recognition criteria are met. VSOE is based on the price generally charged when the element is sold separately. In situations where vendor-specific objective evidence of fair value for an undelivered element does not exist, the entire amount of revenue from the arrangement may either be recognized ratably over the term of the service or deferred and recognized when one of the following occur: 1) fair value can be established for all undelivered elements or 2) when all elements are delivered and all other revenue recognition criteria are met.

Service revenue includes maintenance revenue and revenue from consulting and training services.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustments therefore actual results could differ from our current estimates. Significant estimates made in the accompanying financial statements are:

•	Allowance for Uncollectible Accounts—We provide an allowance for uncollectible accounts receivable based on our assessment of the collectibility of specific customer accounts and an analysis of the remaining accounts receivable. Changes in the allowance are included as a component of general and administrative expense on the income statement. The allowance for uncollectible accounts was $551,000 at March 31, 2005. If actual collections differ significantly from our estimates, we may experience a decrease or increase in our general and administrative expenses.

•	Allowance for Sales Returns—We provide an allowance for sales returns based on historical trends in product returns. Revenue is recognized net of the provision for sales returns. The allowance for sales returns was $812,000 at March 31, 2005. If actual returns differ significantly from our estimates, it may result in a decrease or increase in future revenue.

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

•	Goodwill—We periodically assess goodwill for impairment. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill, as of April 30, or if in the interim impairment indicators are identified with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. Should conditions be different than management’s last assessment, significant write-downs of goodwill may be required. Goodwill as of March 31, 2005 is $96.1 million. Any future write-downs of goodwill will adversely affect our operating margin.

•	Restructuring Liabilities and Facility Reserves—We regularly evaluate the utilization of our facilities and when future use of a specific facility is no longer required and the facility is no longer occupied, we record a charge for the remaining costs, net of any sublease or other recoveries anticipated. In connection with significant acquisitions and from time to time in an effort to better respond to customer needs, to reduce operating costs or to facilitate better collaboration between organizations, we also restructure our operating activities and organizations, eliminating redundancies in personnel and facilities. Establishing reserves for unoccupied facilities typically is more dependent on the exercise of judgment than a reserve for personnel termination, as sublease rental income or other recoveries are more difficult to estimate than severance benefits or salary continuation payments. At March 31, 2005 we had $8,000 reserved for unoccupied facilities.

•	Provision for Income Taxes—The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. If we do not generate sufficient taxable income, the realization of deferred tax assets could be impaired resulting in additional income tax expense. As a result, we record a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are the result of the tax benefit of disqualifying dispositions of stock options, temporary timing differences, tax credits and acquired net operating losses which will be credited to equity or to tax expense, respectively, when realized. We have established a valuation allowance to fully reserve these deferred tax assets due to the uncertainty regarding their realization.

Employee Stock Options

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity and most of our employees participate in our option program. During the nine months ended March 31, 2005, 83% of the shares subject to options granted were to employees other than our five most highly compensated executive officers. Options granted under the plans expire no later than 10 years from the grant date and generally vest within four years. Since August 2002, employee options granted were for a term of not more than seven years. We also have an employee stock purchase plan under which employees are entitled to purchase a limited number of shares at 85% of fair market value. See Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2004 for additional information regarding our stock option plans.

We have assumed certain option plans in connection with our acquisitions. Generally, these options were granted under terms similar to the terms of our stock option plans at prices adjusted to reflect the relative exchange ratios in the acquisition.

Options granted to employees, including officers and non-employee directors, and the dilutive effect of options granted are summarized as follows:

	Nine Months Ended March 31, 2005	Year Ended June 30,
		2004	2003
Total options granted	3,979,571	6,774,998	2,124,750	(1)
Less options cancelled	(1,963,928)	(3,259,892)	(5,821,744	)(2)

Net options (cancelled) granted	2,015,643	3,515,106	(3,696,994)

Net (cancellations) grants as a percentage of outstanding shares (3)	3.7%	6.2%	(6.8)%
Grants to top five listed officers (4) as a percentage of total options granted	16.6%	21.2%	15.3%
Grants to top five listed officers as a percentage of outstanding shares (3)	1.2%	2.5%	0.6%
Cumulative options held by top five listed officers as a percentage of total options outstanding (5)	23.4%	22.5%	19.4%

(1)	Excludes 3,848,214 options assumed in connection with an acquisition and 2,848,145 options regranted as part of our 2003 tender offer.
(2)	Excludes 2,848,145 options regranted as part of our 2003 tender offer.
(3)	Outstanding shares at the beginning of each fiscal year.
(4)	“Listed Officers” are our Chief Executive Officer (CEO) and each of the four other most highly compensated executive officers as of June 30, 2004 that are still employed by us.
(5)	Outstanding options at the end of each period.

Summary of stock option activity under our plans is as follows:

		Options Outstanding
	Shares Available for Options	Shares	Weighted- Average Exercise Price
Outstanding, June 30, 2003	5,709,798	12,614,884	$21.26
Granted	(6,774,998)	6,774,998	$13.69
Exercised	—	(888,285)	$9.98
Cancelled	3,259,892	(3,259,892)	$19.85
Expired	(854,912)	—	—
Additional shares reserved	2,600,000	—	—

Outstanding, June 30, 2004	3,939,780	15,241,705	$18.86
Granted—Stock Options	(3,979,571)	3,979,571	$9.63
Granted—Restricted Stock	(250,000)	—	—
Exercised	—	(97,043)	$6.23
Cancelled	1,963,928	(1,963,928)	$18.38
Expired	(164,854)		—
Additional shares reserved	2,600,000	—	—

Outstanding, March 31, 2005	4,109,283	17,160,305	$16.84

Summary of outstanding in-the-money and out-of-the-money options as of March 31, 2005 is as follows:

	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-Money	785,799	$7.14	3,291,425	$9.19	4,077,224	$8.80
Out-of-the-Money (1)	8,129,430	$21.89	4,953,651	$15.17	13,083,081	$19.35

Total Options Outstanding	8,915,229	$20.59	8,245,076	$12.79	17,160,305	$16.84

(1)	Out-of-the-money options have an exercise price equal to or above the closing price of $11.43 on March 31, 2005.

Options granted to top five listed officers during the nine months ended March 31, 2005 are as follows:

Name	Number of Securities Underlying Option Granted	Percentage of Total Options Granted to Employees (1)	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
Charles M. Boesenberg (CEO)	375,000	9.42%	$8.95 - $12.00	8/06/2011 - 2/07/2012	$1,643,668	$3,830,445
Mark P. Marron	75,000	1.88%	$8.95	8/06/2011	$273,266	$636,826
Marc Andrews	75,000	1.88%	$8.95	8/06/2011	$273,266	$636,826
Betsy E. Bayha	60,000	1.51%	$8.95	8/06/2011	$218,613	$509,461
Gregory L. Drew	75,000	1.88%	$8.95	8/06/2011	$273,266	$636,826

Total	660,000	16.6%

(1)	Based on a total of 3,979,571 options granted to employees during the nine months ending March 31, 2005.

Option exercises during the three months ended March 31, 2005 and remaining option holdings for top five listed officers as of March 31, 2005 are as follows:

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at March 31, 2005		Value of Unexercised In-the-Money Options at March 31, 2005 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Charles M. Boesenberg (CEO)	—	$—	2,018,948	856,252	$—	$372,000
Mark P. Marron	—	$—	190,824	184,376	$—	$186,000
Marc Andrews	—	$—	90,910	209,290	$—	$186,000
Betsy E. Bayha	—	$—	91,865	135,001	$—	$148,800
Gregory L. Drew	—	$—	110,825	134,375	$25,781	$197,719

(1)	Option values based on stock price of $11.43 at March 31, 2005.

The following table summarizes common stock subject to future issuance under our equity compensation plans as of March 31, 2005:

	Stock to be issued upon exercise of outstanding options (1)	Weighted-average exercise price	Stock remaining available for future issuance under equity compensation plans
Plans approved by stockholders (2)	12,697,686	$17.03	3,183,918	(3)
Plans not approved by stockholders (4)	3,317,907	$17.82	925,365

Total	16,015,593		4,109,283

(1)	Does not include an aggregate of 1,144,712 shares of common stock to be issued upon exercise of options assumed in connection with our acquisitions.
(2)	Includes the 1995 Stock Plan and the 1999 Employee Stock Purchase Plan (Purchase Plan).
(3)	Does not include 2,650,091 shares of common stock reserved for issuance pursuant to the Purchase Plan.
(4)	Includes the 2002 Stock Plan, the Amended and Restated 1998 Stock Incentive Compensation Plan, including the Approved UK Sub Plan, and the Mission Critical Software, Inc. 1997 Stock Plan.

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

The markets for our systems and security management software solutions are characterized by rapid technological innovation, with frequent product introductions and enhancements. To maintain our competitive position, we must continue to develop new products and services, and to enhance the features, functionality and performance of our existing products and services. The development of new products and services, and the enhancement of existing products and services, require significant investment and planning, and entail significant risk of technical failure. If we are unable to successfully and timely innovate in response to the offerings of our competitors and the requirements of our customers, our products and services may become obsolete, our ability to compete may be impaired, and our operating results may suffer.

We expect to face increasing competition in the future, which could result in loss of market share, decreased prices, reduced gross margins and diminished profits.

The markets for our systems and security management software solutions are intensely competitive, and we expect competition to increase in the future. There are few substantial barriers to entry at the low end to prevent new entrants to those markets. Moreover, many of our competitors and potential competitors have substantially greater financial and other resources than we have or may enjoy other competitive advantages. As a consequence, these competitors may have greater name and brand recognition, develop more advanced technology, deliver more compelling solutions, bring solutions to market more rapidly, undertake more extensive sales and marketing campaigns, adopt more aggressive pricing policies and sales terms, and be able to leverage more extensive financial, customer and partner resources.

Our principal competitors include:

•	providers of network and systems management products, such as BMC Software, Inc., Computer Associates International, Inc., Hewlett-Packard Company, International Business Machines Corporation and Microsoft Corporation;

•	providers of security management solutions, such as ArcSight, netForensics, Computer Associates International, Inc., International Business Machines Corporation, Internet Security Systems, Inc., Cisco Systems Inc., and Symantec Corporation;

•	providers of vulnerability and configuration management solutions, such as BindView Corporation, Symantec Corporation, Computer Associates International, Inc., Internet Security Systems, Configuresoft, Inc., and McAfee, Inc.;

•	providers of intrusion detection and intrusion prevention solutions, such as Symantec Corporation, Internet Security Systems, Cisco Systems, Inc. and McAfee Inc.;

•	providers of Windows and Active Directory administration products, such as BindView Corporation and Quest Software, Inc.;

•	providers of VoIP management solutions such as Cisco Systems, Inc., Integrated Research Ltd., and Computer Associates International, Inc.

•	providers of content security solutions, such as Clearswift Limited, Postini Corporation, SurfControl plc, Symantec Corporation, Trend Micro, Inc., Tumbleweed Communications Corp., and Websense, Inc.; and

•	customers’ internal information technology departments that develop or integrate systems management, security management, or Windows Active Directory administration products for their particular needs.

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

The software industry has experienced increasing consolidation, as software firms seek to offer broader arrays of products and product functionality, to integrate hardware and software solutions, and to achieve greater economies of scale. The firms resulting from these consolidations may have greater resources, more compelling product offerings and greater pricing flexibility than our existing competitors, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology, and available solution sets. In addition, the industry trend towards consolidation may impact customers’ perceptions of the viability of smaller or even medium sized software firms and consequently customers’ willingness to purchase from such firms.

The trend towards product integration and bundling could impede our ability to compete effectively.

We have seen increasing integration and bundling of software products in the systems and security market into solution sets or bundles, and expect integration and bundling to be an important competitive factor in the future. We anticipate that competitors may bundle their products with products similar to ours, or incorporate functionality into their existing products that could render certain of our products unmarketable or obsolete. Microsoft is a competitor for certain of our products and has an established business practice of adding functionality to new versions of Windows in ways that can impair the success of formerly complementary products. For instance, if Microsoft were to incorporate Microsoft Operations Manager with its Windows operating system, the demand for our AppManager product could be affected. Customer perception of this pattern could also adversely affect or delay sales of our products. If we are unable to sufficiently differentiate our products from the integrated or bundled products of our competitors, such as by price or enhanced functionality or performance, we may see a decrease in demand for those products.

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

We base our operating expenses on our expectations regarding future revenue. However, a significant portion of our revenue historically has been generated during the last month of each fiscal quarter, with a substantial portion of sales occurring in the last week and on the last day of the fiscal quarter. Since we may not learn of shortfalls in anticipated revenue until late in a particular quarter, we may be unable to proportionately reduce operating expenses for that quarter. As a consequence, our operating results may fail to meet the expectations of our investors or securities analysts, and the market price of our stock could decline.

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

Given the above factors, we believe that sequential revenue comparisons are not necessarily meaningful, and should not be relied upon as indicative of our future performance.

If we are unable to sufficiently align our expenses with revenue we will be unable to achieve an acceptable operating profit.

The market price of our stock is, in part, dependent on our ability to achieve a level of operating profit that meets the expectations of investors and securities analysts. Since our inception, we have incurred significant net losses. During fiscal 2004, 2003 and 2002, we reported GAAP net losses from continuing and discontinued operations of $191.4 million, $908.7 million and $730.5 million, respectively. During the first nine months of fiscal 2005 we reported a GAAP net loss from continuing and discontinued operations of $1.9 million. These losses principally resulted from amortization and impairment of goodwill, amortization of purchased technology and other intangible assets, and other acquisition-related charges.

We expect to incur a net loss in fiscal 2005. To the extent our operating expenses exceed our expectations or we do not accurately forecast our operating results, our earnings may be harmed, which may in turn adversely affect our stock price.

We continue to adopt a number of measures to better align our expenses with anticipated revenue, including various reductions in headcount, closure of facilities and reorganization of our business including the divestiture of the Web analytics business to better address our strategic business initiative. In addition, we have taken steps to improve the efficiency of our sales force. However, while these measures have contributed to improved operating profitability during certain recent periods, we have not been wholly successful in achieving an operating profit commensurate with that of many of our peers, and we continue to focus on reduction of our operating expenses, as well as seeking to grow revenue. The organizational and operational changes that we believe are necessary to achieve an acceptable operating profit may disrupt our business or negatively impact customer service and satisfaction, and consequently our ability to grow our revenue. Such changes also may not result in the intended operational improvements and cost reductions, and may adversely affect our business, results of operations and financial condition.

If we are unable to timely complete our assessment of internal controls over financial reporting, our stock price may be adversely affected.

Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to complete an assessment of the effectiveness of our internal controls for financial reporting and to assert that such controls are effective. In addition, our independent auditors must issue opinions on the adequacy of management’s assessment and on the effectiveness of our controls over financial reporting. These activities must be completed prior to our filing with the SEC of our annual report on Form 10-K for our fiscal year ending June 30, 2005.

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

We may not be successful in executing our product strategies and our customers may not accept our product strategies.

Our Knowledge-Based Service Assurance strategy requires us to develop new product capabilities, to integrate our new and existing products with each other, and to develop new common components that will be used by multiple products. We may not be successful in developing these new capabilities within the timeframe required for market acceptance. We may also overestimate the aggregate demand for these new capabilities and over-invest in their development. Competitors may market products with these capabilities prior to us, and we may encounter technical difficulties with developing these capabilities as envisioned. Moreover, customers may not accept our newly introduced products and may be reluctant to purchase products from us if they do not accept our overall product strategy and vision. Our business and operating results could materially suffer unless we are able to respond quickly and effectively to these developments.

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

We have made substantial investments in developing and acquiring new products, services and technologies, and have made investments in and acquisitions of other companies. We intend to continue to make investments in products, services and technologies, and may in the future acquire or make investments in companies we perceive to be complementary or to have synergies with our business. The risks we may encounter in connection with such investments include:

•	the investment may not further our business strategy, we may pay more than the investment proves to be worth, the technology may not be feasible or may fail to be popular with customers, or economic conditions may change, any of which may diminish the value of the investment to us;

•	we may fail to anticipate new technological developments, customer requirements or industry standards, or may be unable to develop or purchase new products, services and technologies that adequately address these developments, requirements or standards in a timely manner;

•	we may have difficulty integrating the investment with our business, marketing and sales strategies;

•	we may have difficulty integrating acquired technologies, operations or personnel into our existing business and product lines; and

•	our ongoing business may be disrupted by transition or integration issues arising from the investment.

Our failure to realize the anticipated benefits or synergies of our investments may adversely affect our operating results, consolidated financial position, cash flows and stock price. Our earnings may be adversely affected by amortization of purchased technology and other intangible assets, other acquisition or investment related charges, and impairment charges associated with goodwill. As well, we may be required to record charges for impairment if a product or technology is later discontinued, if we pay more than an investment is worth, or if an investment subsequently declines in value. In the past we have taken significant impairment charges as a consequence of revised forecasts for future operating profits and cash flows from our investments and the decline in our market capitalization. We will be required to record additional charges if in future periods we discontinue additional products, or determine that our remaining goodwill has become further impaired or that our investments have further declined in value.

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

Certain of our software products contain components developed and maintained by commercial third-party software vendors or available through the “open source” software community. We also expect that we may incorporate software from commercial third-party vendors and open source software in our future products. Software obtained from commercial third-party vendors is typically made available for a specific term, with no guaranty of renewal. Our business would be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our software to function with alternate third-party software or open source software, or develop these components ourselves, which would result in increased costs and could result in delays in our software shipments. Alternatively, we might be forced to limit the features available in our current or future software offerings, which could adversely affect our ability to sell our products and services.

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

Third parties may claim that our current or future products infringe their intellectual property rights, and these claims, even if without merit, could harm our business by increasing our costs, reducing our revenue or by creating customer concern or confusion that results in reduced sales. This is particularly true in the patent area, as an increasing number of U.S. patents covering computer software have been issued during the past few years. Patent owners may claim that one or more of our products infringes a patent held by the claimant. For example, in January 2003, one of our competitors, BMC Software, Inc., initiated a lawsuit alleging that one or more of our products infringed a BMC patent. These claims now have been submitted to arbitration. Although we believe these claims to be without merit, the costs of defense have been significant. The intensely competitive nature of our industry and the importance of technology to our competitors’ businesses may enhance the likelihood of being subject to third-party claims of this nature. Any such claims, even if without merit, could be time consuming, result in potentially significant litigation costs or damages, cause product shipment delays and require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on commercially favorable terms or at all. The judgments or awards entered with respect to such claims could require us either to stop selling, incorporating or using products or services that incorporate the challenged intellectual property or to redesign those products or services that incorporate such technology. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry grows, the functionality of products in different industry segments overlaps, and the number of issued software patents increases.

Errors in our products could result in significant costs to us and could impair our ability to sell our products.

Because our software products are complex, they may contain errors that could be detected at any point in a product’s life cycle. Moreover, the complexity of our products, and the associated risk of errors, may increase as we pursue our Knowledge-Based Service Assurance strategy, as this strategy involves integrating our various complex independent products with each other into even more complex solutions. These software errors could materially and adversely affect our business reputation, result in significant costs to us, and impair our ability to sell our products in the future. The costs incurred in correcting any product errors may be substantial and could decrease our profit margins. While we expect to continually test our products for errors and work with customers through our customer support services organization to identify and correct bugs, errors in our products may be found in the future. Because it is difficult to simulate the highly complex computing environments in which our customers use our products and because of the increasing functionality of our product offerings, testing may be complicated and fail to identify all errors. Moreover, because our products support and interoperate with third-party operating systems and applications, any errors or bugs in that software may result in problems with the performance of our products and may require cooperation from the third-party to resolve.

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

Any of these risks could harm our international operations and reduce our international sales, adversely affecting our operating results.

Our financial results may be positively or negatively impacted by foreign currency fluctuations.

To date, a substantial portion of our sales have been denominated in U.S. dollars, and we have not used risk management techniques or “hedged” the risks associated with fluctuations in foreign currency exchange rates. In the nine months ended March 31, 2005 we recorded a gain of approximately $232,000 consisting primarily of foreign exchange gains and losses on U.S. dollars and other foreign currency receivables held in subsidiaries with local functional currencies. In the future, if we do not engage in hedging transactions, our results of operations could be subject to further fluctuations resulting in losses or gains from fluctuations in foreign currency exchange rates to the extent our sales are denominated in foreign currencies and the dollar fluctuates in value relative to such currencies.

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

We rely on our network and data center infrastructure for internal communications, communications with customers and partners, direct sales of our software products and sales lead generation. That infrastructure and our other facilities are vulnerable to damage from human error, physical or electronic security breaches, power loss and other utility failures, fire, earthquake, flood, sabotage, vandalism and similar events. In addition, continued attempts to exploit security vulnerabilities in infrastructure products pose a threat to the stability of our IT infrastructure. Despite precautions, a natural disaster or other incident could result in interruptions in our service or significant damage, and affect our provision of services and fulfillment of product orders, our ability to process product orders and invoices, and our ability otherwise timely conduct our business operations.

Changes in our market may affect our operating results by changing the manner in which we are required to account for sales.

There have been various changes in the enterprise software market that may affect the manner in which we do business. We currently sell most of our software licenses on a “perpetual” basis, which enables us to recognize the majority of revenue received in connection with the sale promptly upon consummation of the sale. However, certain software vendors are moving towards a subscription-based model in which periodic fees are charged for use of the software. If customers increasingly demand that we sell licenses to our software on a subscription basis, or otherwise charge a periodic fee for its use, it will delay our recognition of revenue for those sales and will decrease the revenue attributable to such sales during the reporting period in which the sale is made (although the associated deferred revenue generally will be recognized in subsequent periods). If substantial portions of our license sales are converted to a subscription basis, this could materially affect our revenue during the initial quarters in which the change is implemented.

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

Our business is transacted principally in U.S. dollars. During the nine months ended March 31, 2005, 19% of the total amount of our invoices was in currencies other than the U.S. dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, Japan, New Zealand, Singapore, Spain, Sweden, Switzerland, and the United Kingdom. We believe that a natural hedge exists in some local currencies, as local currency denominated revenue offsets some of the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of March 31, 2005, we had no hedging contracts outstanding.

At March 31, 2005 we had $66.2 million in cash and cash equivalents and $219.9 million in short-term investments. Based on our cash, cash equivalents and short-term investments at March 31, 2005 a 10% change in interest rates would change our annual interest income and cash flows by approximately $673,000.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b)	There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have a disclosure controls committee comprised of key individuals from a variety of disciplines in the company who are involved in the disclosure and reporting process. The committee meets regularly to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings.

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

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In January 2003, BMC Software, Inc. (BMC) filed suit against us in the U.S. District Court for the Southern District of Texas (Court) for patent and trademark infringement. In August 2003, the Court ordered the litigation stayed, pending arbitration. In September 2003, BMC submitted to the American Arbitration Association a statement of claim seeking a declaratory judgment that BMC’s claims are not subject to arbitration and alleging that it believes that at least AppManager and our former operations manager product, the underlying technology of which is licensed to Microsoft, infringe the BMC patent. In October 2003, we submitted our initial answer, denying the claims of infringement asserted by BMC. In November 2003, we filed an amended answer and counterclaim in the arbitration proceeding alleging that BMC infringes a valid patent that we own. BMC has denied the allegations in our counterclaim. In April 2005, BMC amended its statement of claim to assert that one or more of our products infringes an additional patent owned by BMC. We intend to deny the allegations in the amended claim. Each party seeks injunctive relief, compensatory and treble damages, interest, and attorneys’ fees with respect to its claims. Currently, discovery is in the very early stages.

ITEM 6.    EXHIBITS

(a)    Exhibits

Exhibit Number	Description

10.1

Description of the Management Incentive Bonus Program for the second six months of fiscal year 2005 (Incorporated by reference to registrant’s current report on Form 8-K filed with the SEC on January 21, 2005)

10.2

Written description of a material definitive agreement concerning the compensation of Charles M. Boesenberg entered into on February 7, 2005 (Incorporated by reference to registrant’s current report on Form 8-K filed with the SEC on February 8, 2005)

10.3

Asset Purchase Agreement, dated as of March 26, 2005, between NetIQ Corporation, NetIQ Ireland Limited, NetIQ Limited and Spider Holding Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on March 29, 2005)

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, NetIQ Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 6th day of May, 2005.

NETIQ CORPORATON

By:	/s/ RICHARD H. VAN HOESEN
Richard H. Van Hoesen
Senior Vice President and Chief Financial Officer