Form 10-K
period 2005-06-30
NETIQ CORP
filed 2005-09-13
CIK 1084827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended June 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of December 31, 2004, the aggregate market value of Registrant’s voting stock held by non-affiliates was approximately $669 million based upon the closing sales price of the Common Stock as reported on the Nasdaq National Stock Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 31, 2005, the Registrant had outstanding 47,742,438 shares of Common Stock.

Certain sections of Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on November 18, 2005 are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

NetIQ Corporation

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED JUNE 30, 2005

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

Overview

We are a leading provider of integrated systems and security management solutions.

Our systems and security management software solutions enable organizations to assure the performance, availability and security of the services delivered by their information technology (IT) infrastructures. While we initially focused on developing and marketing software to manage applications running on the Microsoft Windows operating system, we have expanded our core business to include cross-platform systems and security management solutions covering four product areas—Performance & Availability Management, Security Management, Configuration & Vulnerability Management, and Operational Change Control. We also develop and market software to test and manage voice over internet protocol (VoIP) deployments as part of our Performance & Availability Management offerings.

We were founded and incorporated as a California corporation in June 1995 and reincorporated in Delaware and completed our initial public offering in July 1999. We acquired Mission Critical Software, Inc. in May 2000, WebTrends Corporation (WebTrends) in March 2001 and PentaSafe Security Technologies, Inc. as well as Marshal Software, Ltd., in December 2002. In September 2000 we entered into a licensing agreement with Microsoft Corporation (Microsoft agreement) whereby we granted Microsoft a perpetual license to our Operations Manager product technology and source code for $175 million paid in quarterly installments through August 2003. In April 2005 we divested our WebTrends business unit.

During fiscal 2005, we publicly unveiled our Knowledge-Based Service Assurance product strategy (KBSA). The key elements of this strategy are the four product areas outlined above delivered across four IT disciplines—Operational Integrity, Service Management, Policy Compliance, and Risk Management. Also central to our KBSA strategy is deep integration among the four product areas to enable cross-product analyses, the sharing of important technology components, and use of a common reporting engine and user interface to deliver cross-product and cross-user-group value.

Achieving the KBSA product vision will require several years of intense product development. Accordingly, concurrent with the launch of our KBSA product strategy, we began directing our principal product investments to key areas of that strategy and we are making efforts to exit or deemphasize business areas that do not support our KBSA strategy.

As part of our efforts to better align our activities to our strategy we sold our WebTrends web analytics business to WebTrends Inc. (formerly Spider Holding Inc.), an affiliate of Francisco Partners, L.P., a private equity investment firm. The transaction closed on April 30, 2005 and we received approximately $91.1 million in net gross proceeds, resulting in a pretax net gain of approximately $65.5 million, which is reflected as a gain from sale of discontinued operations net of tax in our fiscal 2005 income statement. In addition, the employment of approximately 237 of our employees was assumed by WebTrends Inc. as of April 30, 2005. Accordingly, the historical financial statements of NetIQ have been retroactively adjusted to account for WebTrends as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

We believe the sale of WebTrends enhances our long-term strategic direction and provides us greater opportunity to increase shareholder value by accelerating innovation in our core business. We intend to continue to evaluate our options across remaining non-core product areas within NetIQ as we focus on executing our KBSA product strategy.

In July 2005, we announced a plan of organizational restructuring to take place in fiscal 2006, consisting of headcount reductions and realignment and movement of operations. As part of the restructuring and realignment, we entered into an agreement with a third party to provide us with software product development services and other professional services. These services will be rendered principally from a Global Operations Center located in Bangalore, India, and we will own the work product intellectual property created under the agreement. These actions are intended to adjust our expenses to a level more consistent with our anticipated revenues and to better align our expenditures with our strategy.

For additional information on these and other recent developments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Through a link on our web site, www.netiq.com, and free of charge, we provide access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Proxy Statements as well as any amendments to each of the foregoing, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission.

Markets and Products

Today’s organizations are highly dependent on computer systems to conduct their operations. The typical IT environment is characterized by complex distributed information systems and networks that support multiple business-critical applications for financial reporting, human resources, enterprise resource planning, supply chain management, customer relationship management and email, as well as other industry-specific applications. In addition to the internal networks that connect employees to these geographically dispersed computing services, the Internet has become an essential medium for connecting businesses with customers, suppliers, investors and employees.

The critical nature and growing complexity of these systems have placed increasing pressure on systems managers, IT organizations and chief information officers to ensure the performance, availability, security and compliance of their computer systems, all of which have become increasingly interdependent. Today’s organizations also face expanding security threats to their IT systems as they rely on IT Systems to conduct critical business operations; as they gather, store and utilize growing amounts of highly sensitive customer and operational data; and as electronic attacks on IT systems proliferate. Simultaneously, privacy legislation, such as HIPAA, and internal control legislation, such as Sarbanes-Oxley, are increasing the need for organizations to deploy a range of IT security solutions. Organizations must keep their IT infrastructures secure and available 24 hours per day, 7 days per week, must be able to support widely distributed global organizations with varying technological and operating requirements, and must ensure compliance with regulatory and internal policy requirements. Failure to ensure business-appropriate service levels can result in substantial costs, including loss of productivity and revenue.

We offer the following products to ensure the performance, availability, security and compliance of our customers’ IT systems and services:

Performance & Availability Management

Our performance & availability management software is designed to promptly identify and provide notification and an automated response to system problems such as application failures, system software crashes, hardware failures, slow response times and insufficient resource capacity. Our software continually monitors the performance, responsiveness and availability of systems and applications, and evaluates the capabilities of network services. These functions enable systems administrators to proactively respond to actual or threatened performance degradation, and to plan and budget for additions, upgrades and configuration changes in a highly automated and scalable fashion.

Windows, UNIX and Linux Management.    Many organizations are faced with trying to manage a heterogeneous IT environment that includes, among others, Windows, UNIX and Linux operating systems. The growth and deployment of varied systems and applications in highly complex computing environments have expanded and further complicated the challenges of managing the performance and availability of information technology systems. These challenges range from basic tasks, such as monitoring central processing unit utilization, memory and disk-space availability, to complex tasks such as monitoring application response times, IT service levels and policy compliance. We offer the following products to assist our customers with these tasks:

•	AppManager Suite is a set of programs for managing, diagnosing, and analyzing the performance and availability of distributed Windows, UNIX, and Linux-based operating systems, including monitoring of service level metrics. AppManager also supports server applications, including Exchange, SQL, Oracle, SAP R/3, Lotus Domino and BlackBerry, among others; as well as web servers such as IBM WebSphere and BEA WebLogic. AppManager utilizes a centralized management console to define operating parameters and configurations through a central repository that operates in conjunction with agents that run on the servers and applications being managed.

•	Extended Management Pack (XMP) Modules for Microsoft Operations Manager (MOM) provide value-added management capabilities that enable MOM to manage Windows NT applications and non-Microsoft platforms and applications.

VoIP Management.    Increasingly, companies are migrating voice communications onto Internet protocol-based computer network infrastructures using a technology called Voice over Internet Protocol or VoIP. Because network performance is essential to continuous and consistent availability of all critical services throughout the infrastructure, systems administrators continually monitor application performance and routinely test the impact of new applications, such as VoIP, on the network to identify and correct potential performance problems prior to deployment of new systems and upgrades to existing systems. Pre-deployment tests of a network to predict performance and assess readiness and post-deployment monitoring to maintain consistent performance are critical for a smooth VoIP implementation and high quality operations. We offer the following VoIP products:

•	Vivinet Assessor is a pre-deployment testing tool that enables the user to assess a network’s readiness for a VoIP implementation. Vivinet Assessor utilizes simulated VoIP traffic to assess network readiness and generates detailed reports to help pinpoint where network improvements may be required.

•	AppManager for VoIP is a set of programs for real-time monitoring, management and reporting of the performance and availability of a user’s entire VoIP environment. These programs enable the user to quickly diagnose problems with call quality, call system health and network performance, and to automate problem management and response from a single console. Vivinet Manager modules and connectors also provide integration with many of the most common third-party VoIP tools and utilities.

•

Vivinet Diagnostics is designed to quickly pinpoint call quality problems in VoIP networks and to analyze reasons for reduced call quality. Vivinet Diagnostics software is designed to reduce the time needed to resolve voice quality issues and to reduce the skills required for VoIP troubleshooting, in both pre- and post-deployment environments.

In July 2003, we granted Ixia exclusive distribution rights in the United States and Canada, through December 31, 2004, to our Chariot product line, which measured and predicted end-to-end performance of network applications. At the same time, we granted Ixia a perpetual license to the source code for the Chariot products to develop and distribute derivative products. In addition to the license rights, Ixia was granted an option to purchase assets associated with our Chariot products. In January 2005, Ixia finalized its exercise of the option to purchase the remaining assets and assume the liabilities associated with the Chariot product line. Under the terms of our agreement with Ixia, we received a net cash payment of $2.2 million in consideration for the transfer of those assets and assumption of the liabilities. The transaction resulted in a gain of $2.9 million, which is reflected in other income for the period ended June 30, 2005.

Security Management

To meet today’s information technology security challenges, we offer security management solutions with security event detection, as well as products for content security. Our security management products include:

•	NetIQ Security Manager Suite is a set of programs that reduces exposure time to security incidents and protects against downtime by providing real-time detection and prevention of security breaches and policy violations. This product centralizes the monitoring of leading third-party security products in a unified security console that automates responses to security alerts, and reduces false positives and superfluous alert data through multi-stage correlation of security events. Many of today’s regulations require that organizations retain, archive and protect log data from systems, applications and network devices across their enterprise architecture, and that the log data must be reviewed and analyzed on a periodic basis. NetIQ Security Manager enables organizations to implement log management to efficiently collect and consolidate events over time. These events can then be analyzed to minimize vulnerabilities and prevent future breaches, to expedite forensic investigations into security incidents, and to show due and reasonable care in complying with regulatory requirements.

Configuration & Vulnerability Management

We provide configuration and vulnerability management solutions that allow organizations to assess vulnerabilities, manage risk and assure compliance.

•	NetIQ Vulnerability Manager Suite is a set of programs designed to quickly and efficiently identify vulnerabilities and policy non-compliance. It enables companies to establish and maintain security configuration baselines across heterogeneous IT environments, discover and mitigate vulnerabilities, comply with regulatory acts, and pass security audits by enabling users to identify compromised, vulnerable or non-compliant systems.

•	Security Solutions for iSeries provides industry-leading security products for IBM iSeries (AS/400) systems. These solutions include vulnerability assessment and policy compliance reporting, granular auditing and real-time security monitoring, log consolidation and analysis of OS/400 security journals, and user profile and password management.

Operational Change Control

We provide operational change control solutions that allow organizations to securely delegate administrative tasks, automate user account provisioning, implement end-user self-service, and enable auditing and policy enforcement. Our products for Windows administration include:

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

•	Group Policy Guardian is designed to minimize the risks associated with Group Policy Object (GPO) change management and helps users protect their Windows infrastructure from security exposures and service disruptions. Group Policy Guardian enables users to monitor, verify and track GPO changes in real-time while capturing the changes in an auditing database.

•	Secure Password Administrator enables enterprise-wide password management by providing password synchronization, self-service password reset and automated password policy enforcement. In addition, this product automatically tracks and logs all password activity, enabling administrators to access, search and sort data for comprehensive auditing, improved service management and heightened security.

•	Migration Suite is a suite of configuration, consolidation, and migration tools that accelerate the transition to Windows 2000/2003 or Exchange 2000/2003 or between platforms, while minimizing the impact on IT resources and end-users.

Other Products

We provide other products to our customers that include:

•	Content Security Solutions include NetIQ MailMarshal and NetIQ WebMarshal. MailMarshal offers a fast, easy-to-use e-mail security solution that enforces an organization’s usage policies for e-mail and protects against spam and viruses. MailMarshal enables an organization to delete, quarantine or simply monitor and report on suspect mail messages and attachments, whether in-bound or out-bound, based on organizational needs. Our WebMarshal product is a configurable employee Internet management solution that enables administrators to enforce an organization’s policy for Internet use, thereby improving employee productivity, facilitating better utilization of computing resources, and reducing legal and operational risk.

Sales and Distribution

Our products are sold through the following:

•	our direct sales force, which includes both enterprise field sales and inside (telesales) sales organizations;

•	our reseller channel, which includes distributors, systems integrators, and value-added resellers; and

•	online from our web site.

Our products are also co-marketed, or integrated and sold with, the offerings of certain strategic partners, which include original equipment manufacturers, system integrators, and others.

Field and Inside Sales.    We market our software and services through our 14 domestic and 18 international field sales offices.

During fiscal 2005 our direct sales organization was re-organized to reflect a named account focus. We recently refined that approach to better support our customers in the enterprise and mid-tier segments. These changes were put in place in early fiscal 2006. Our field coverage model includes Major Account Managers, and Account Managers. Major Account Managers support our largest enterprise accounts worldwide. Account Managers support enterprise accounts that have not been designated as major accounts. Corporate Sales Representatives are inside sales personnel who principally support small to medium businesses. Under our refined sales model Corporate Sales Representatives also are now teamed with Account Managers to support larger accounts. This alignment is intended to optimize the use of our sales resources across the enterprise and mid-tier market segments. Our field and inside sales representatives are supported by system engineers and product specialists who assist with pre-sales activities.

Typically, our field sales process includes an initial sales presentation in person or over the phone, a product demonstration, a product evaluation period, a closing meeting and a purchasing process. Our sales process normally takes 30 to 180 days depending on the product, but this process can be longer for larger customers or enterprise-wide opportunities. A majority of our sales are to existing customers who often purchase additional software and complementary NetIQ products as their environments become more complex, their needs change, and as we introduce new product offerings.

Value Added Resellers, System Integrators, Distributors and Original Equipment Manufacturers.    The NetIQ Authorized Reseller Program provides training, technical support and priority communications, and facilitates joint sales and marketing activities with our channel partners. Our channel sales representatives focus on managing the sales activities of our regional channel partners and the branch sales offices of our national reseller partners. As of June 30, 2005 we had over 600 third-party channel partners who resold our products and provided services to our customers worldwide. Our top ten channel partners represented approximately 28%, 24% and 18% of our worldwide license revenue, in the aggregate, during fiscal 2005, 2004 and 2003, respectively.

International Revenue.    International revenue represented 37%, 36%, and 25% of total revenue during fiscal 2005, 2004 and 2003, respectively. Total revenue includes domestic revenue from the Microsoft agreement of $5.0 million and $60.0 million during fiscal 2004 and 2003, respectively. We did not receive any revenue from the Microsoft agreement during fiscal 2005. As we expanded our international sales efforts and as revenue from Microsoft decreased in accordance with the Microsoft agreement, the percentage of our revenues derived from international sources increased. During fiscal 2005 a majority of our international business was conducted in U.S. dollars.

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

We often work with third parties to expand the market for our products. We have cooperative business relationships with developers of Windows and UNIX-based systems, including Dell Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation, Oracle Corporation, Sun Microsystems, Inc., and Unisys Corporation. We have similar relationships with developers of applications and technologies, including Check Point Software Technologies Ltd., Cisco Systems, Inc., Research in Motion Limited, Trend Micro Inc., and VERITAS Software Corporation. As part of these relationships, we may cooperate in our engineering efforts or develop joint marketing programs with these partners.

We have a range of relationships with systems integration and consulting organizations that may recommend or sell our products to their customers or where we cooperate in serving joint customers. Examples of these relationships include Accenture Ltd., Avanade Inc., Electronic Data Systems Corp., HP Services, IBM Global Services, Siemens AG and Wipro Ltd.

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

Our professional services group provides implementation and other services. Our training courses focus on enabling customers and partners to successfully implement, use and extend our products in their respective environments in a timely and cost-effective manner. End-user training is provided on a regularly scheduled basis at our training facilities in Houston, Texas and Staines, United Kingdom and through our authorized training partners.

Research and Development

Our research and development organizations are responsible for the design, development and release of our products. These groups are organized into product management, development, quality assurance, documentation and localization disciplines by major product family. Members from each discipline form separate product teams that work closely with sales, marketing and customer support to better understand market needs and user requirements. Additionally, we have an information feedback loop with our customers designed to enable us to respond to and address their changing systems and security management requirements. We also purchase or license third-party technology to shorten our time to market. The focus of our research and development efforts is to bring new products and services as well as new versions of existing products to market quickly in order to keep pace with the rapid evolution of technology and increasing customer demands. During fiscal 2005, 2004 and 2003 research and development costs were $50.6 million, $55.2 million and $55.8 million, respectively.

Competition

The markets for systems and security management solutions are intensely competitive, and we expect competition to continue to increase in the future. While there are few substantial barriers to entry at the low end, we have seen and expect to see increasing consolidation in the software industry, including among our competitors, which could increase the resources available to our competitors and the scope of their product offerings. Our competitors and potential competitors may have more name and brand recognition, develop more advanced technology, undertake more extensive sales and marketing campaigns, adopt more aggressive pricing policies and sales terms, and be able to leverage more extensive financial, customer and partner resources.

Our principal competitors include:

•	providers of performance and availability management products, such as BMC Software, Inc., Computer Associates International, Inc., Hewlett-Packard Company, International Business Machines Corporation and Microsoft Corporation;

•	providers of security solutions, such as ArcSight, BindView Corporation, Computer Associates International, Inc., Configuresoft, Inc., International Business Machines Corporation, Internet Security Systems, Inc., McAfee, Inc., netForensics Inc., and Symantec Corporation;

•	providers of administration products, such as BindView Corporation and Quest Software, Inc.;

•	providers of content security solutions, such as Clearswift Limited, Postini Corporation, SurfControl plc, Symantec Corporation, Trend Micro, Inc., Tumbleweed Communications Corp., and Websense, Inc.; and

•	customers’ internal information technology departments that develop or integrate systems management and security management solutions for their particular needs.

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

Intellectual Property

Our success is heavily dependent on our ability to create proprietary technology and to protect and enforce our intellectual property rights in that technology, as well as our ability to defend against adverse claims of third parties with respect to our technology and intellectual property. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights in our products and services. These laws and procedures provide only limited protection. We presently have 10 issued or allowed patents in the United States, 17 pending patent applications in the United States, and 6 pending patent applications in certain foreign jurisdictions. However, these patents may not provide sufficiently broad protection or they may not be enforceable in actions against alleged infringers. In addition, despite precautions that we take, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our current or future products, to independently develop similar or superior technology, or to design around the patents we own. Policing unauthorized use and transfer of our software is difficult and software piracy currently is and can be expected to continue to be a persistent problem. In licensing our products, other than in enterprise license transactions, we typically rely on “shrinkwrap” or “clickwrap” licenses that are not signed by licensees. Such licenses may be unenforceable, in whole or in part, under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our intellectual property rights to as great an extent as do the laws of the United States. It may be necessary to enforce our intellectual property rights through the process of litigation, arbitration or other adversarial proceedings. In addition, third parties may bring actions against us alleging intellectual property infringement, such as the lawsuit brought by BMC against us and discussed under Legal Proceedings. Our participation in such proceedings could be costly and distracting to management, and there is no assurance that we would prevail.

Employees

As of June 30, 2005 we had 1,006 employees, 374 of whom were in sales and marketing, 296 in research and development, 166 in customer support and services, and 170 in general and administration. None of our employees are represented by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

The following table sets forth information regarding our executive officers as of June 30, 2005.

Name	Age	Position

Charles M. Boesenberg	57	Chairman of the Board of Directors and Chief Executive Officer

Marc B. Andrews	41	Senior Vice President & General Manager, Worldwide Field Operations

Betsy E. Bayha	54	Senior Vice President, General Counsel and Secretary

Matthew J. Dircks	40	Senior Vice President, Product Management

David J. Ehrlich	42	Senior Vice President, Corporate Strategy and Development

John L. Steigerwald	49	Senior Vice President, Engineering

Olivier J. Thierry	49	Senior Vice President, Marketing and Alliances

Richard H. Van Hoesen	50	Senior Vice President, Finance and Administration and Chief Financial Officer

Charles M. Boesenberg joined NetIQ as President and Chief Executive Officer in January 2002, was named Chairman of the Board of Directors in August 2002 and in April 2004 Mr. Boesenberg’s title was changed to Chief Executive Officer and Chairman of the Board of Directors. Prior to joining NetIQ, he was President of Post PC Ventures, a management and investment group from March 2000 to December 2001. From December 1998 to February 2000, Mr. Boesenberg served as President and Chief Executive Officer of Integrated Systems, Inc., a provider of embedded systems software. Before joining Integrated Systems, Mr. Boesenberg was President and Chief Executive Officer of Magellan Corporation, which was the surviving corporation of a merger between Magellan and Ashtech, Inc., a position that he assumed in January 1995 with Ashtech. Magellan specializes in satellite navigation and communication products. Mr. Boesenberg has held senior executive positions with a number of technology companies including International Business Machines Corporation and Apple Computer, Inc. Mr. Boesenberg served as a member of the Board of Directors of Symantec Corporation, a provider of Internet security technology, from June 1994 until September 12, 2002, but did not participate in Symantec Corporation board meetings after assuming his position with NetIQ. Mr. Boesenberg currently serves as a member of the Board of Directors of Maxtor Corporation, a provider of hard disk drive storage products and solutions, where he serves on the Compensation Committee. Since December 2004, Mr. Boesenberg has served on the Board of Directors of Macromedia, Inc., a company that develops software that helps create and deliver effective user experiences on the Internet, fixed media, and wireless and digital devices. Mr. Boesenberg previously served as a member of the Board of Directors of Epicor Software, a provider of integrated enterprise software solutions for mid-market companies, from December 2000 until May 2003. Mr. Boesenberg holds a B.S. in mechanical engineering from the Rose Hulman Institute of Technology and a M.S. in business administration from Boston University.

Marc B. Andrews was named Senior Vice President and General Manager of Worldwide Field Operations in May 2005. From January 2004 until May 2005, Mr. Andrews served as Senior Vice President and General Manager of our Systems and Security Management business unit and from July 2002 through January 2004 he served as our Vice President and as General Manager for NetIQ Ltd, our UK subsidiary. Prior to joining NetIQ, Mr. Andrews was employed by BMC Software Inc., where he served as Vice President of Marketing for Europe, the Middle East and Africa from April 2001 through June 2002. Mr. Andrews also served as the Director of Strategic Business Unit Marketing at BMC for Europe, the Middle East and Africa from January 2000 through March 2001 and prior to that he served as the Regional Director of BMC in Dubai, United Arab Emirates from 1997 through 1999.

Betsy E. Bayha was appointed Senior Vice President, General Counsel and Secretary in May 2005. Ms. Bayha joined NetIQ as Vice President, General Counsel and Secretary in November 2001. Prior to joining NetIQ, Ms. Bayha was in private practice representing high technology corporations for more than 20 years. Ms. Bayha was a partner at General Counsel Associates LLP, a private law firm, from November 1994 through

October 2001. From December 1986 through October 1994, Ms. Bayha was a partner at Coudert Brothers LLP, a private law firm. Prior to 1986, Ms. Bayha held various positions with other private law firms. Ms. Bayha holds a J.D. from Harvard Law School, an M.A. in public administration from The Ohio State University and a B.A. in economics from Oakland University.

Matthew J. Dircks was appointed Senior Vice President of Product Management in May 2005. Mr. Dircks joined NetIQ in November 2001, as Vice President, Product Management. Prior to joining NetIQ, Mr. Dircks served as General Manager for the Web Products Group from August 2001 to November 2001 and Director of WW Product Management from June 1999 to August 2001 at Citrix Systems. From June 1998 to June 1999, Mr. Dircks was Senior Director of Product Management at PowerCerv Software. He holds a Bachelor of Business Administration from the University of Iowa.

David J Ehrlich was named Senior Vice President, Corporate Strategy and Development in January 2004, after joining NetIQ as Vice President, Corporate Development in February 2003. Prior to joining NetIQ, Mr. Ehrlich was a consultant to the CEO and Board of Visual Networks from January 2002 until January 2003, and held the position of Senior Vice President, Product Marketing, Strategy, and Business Development at Visual Networks from November 2000 to January 2002, and Vice President from September 1998 to November 2000. Prior to joining Visual Networks, Mr. Ehrlich held various management positions at McKinsey & Company, Orbyx Global Trade Group, Inc., and Wells Fargo Bank. Mr. Ehrlich holds an M.B.A from Harvard University and a B. A. and a M. S. in industrial engineering from Stanford University.

John L. Steigerwald was appointed Senior Vice President of Engineering in May 2005. Mr. Steigerwald joined NetIQ as Director of Development when we acquired Ganymede Software in April 2000. He was named Senior Director, Software Engineering on April 1, 2003 and Vice President, Engineering on August 1, 2003 and continued in that role after the acquisition. Before joining Ganymede in 1997, Mr. Steigerwald worked at IBM for over 18 years serving in a variety of management and executive positions in Finance, Development, Product Management and Marketing. Mr. Steigerwald’s last position at IBM was Director of Product Line Management for Routers and LAN Switching in IBM’s Networking Hardware Division. He received a Bachelor of Science degree in Finance and a Master in Business Administration, each from the University of North Carolina at Chapel Hill.

Olivier J. Thierry was named Senior Vice President Marketing and Alliances in January 2004. Prior to being named to his current position, Mr. Thierry served as Vice President of International Marketing for NetIQ from June 2001 until January of 2004. From February 1998 until June 2001 Mr. Thierry served as Vice President of Marketing and Product Management for Mission Critical Software, Inc. and continued in that position after it was acquired by NetIQ in May, 2000. He received a Bachelor of Commerce degree with a joint major in both Marketing and Computers and Systems from McGill University.

Richard H. Van Hoesen was appointed Senior Vice President, Finance and Administration and Chief Financial Officer in May 2005. Mr. Van Hoesen joined NetIQ in February 2003 as Vice President, Finance, was named Chief Accounting Officer in April 2004 and was appointed Senior Vice President and Chief Financial Officer in September 2004. From February 2000 until January 2003 Mr. Van Hoesen was Vice President and CFO at privately-held XACCT Technologies, Inc., a network-mediation software company. Mr. Van Hoesen held the position of Senior Vice President and General Manager from January 1999 through January 2000 of the Micro Focus business unit of Merant Inc. which was formed as a merger between Micro Focus PLC and Intersolv, Inc. From March 1998 until January 2000, Mr. Van Hoesen was Senior Vice President and Chief Financial Officer of Micro Focus PLC. Mr. Van Hoesen holds a B.S. in industrial engineering from Lehigh University and an M.B.A. from the Wharton School of the University of Pennsylvania.

ITEM 2.	PROPERTIES

Our corporate and administrative headquarters and certain research and development and sales and marketing personnel are located at the 85,000 square foot facility that we own in San Jose, California.

We lease properties in the following locations to house our additional research and development, sales and marketing, and general and administrative personnel:

Location	Area leased (sq. feet)	Lease expiration
Houston, Texas	115,333	July 2014
Durham (Research Triangle Park), North Carolina	18,178	October 2011
Staines, United Kingdom	11,000	March 2008
Herndon, Virginia	6,600	August 2009
Galway, Ireland	6,400	July 2007
Bellevue, Washington	5,200	February 2010
Munich, Germany	4,582	June 2008
Tokyo, Japan	4,200	June 2008
New York City, New York(1)	3,777	June 2010
Milan, Italy	2,476	March 2011
Sydney, Australia	2,152	July 2007

(1)	Lease agreement effective as of June 30, 2005 and property not yet occupied.

We also lease various other smaller properties in the United States and foreign countries primarily for our sales and marketing personnel. A majority of these leases are for a period of less than one year. We believe that our properties are in good condition, adequately maintained and suitable for the conduct of our business. Certain of our lease agreements provide options to extend the lease for additional specified periods. For additional information regarding our obligations under leases, see Note 15 to our Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

In January 2003, BMC Software, Inc. (BMC) filed suit against us in the U.S. District Court for the Southern District of Texas (Court) for patent and trademark infringement. In August 2003, the Court ordered the litigation stayed, pending arbitration. In September 2003, BMC submitted to the American Arbitration Association a statement of claim seeking a declaratory judgment that BMC’s claims are not subject to arbitration and alleging that it believes that at least AppManager and our former operations manager product, the underlying technology of which is licensed to Microsoft, infringe the BMC patent. In October 2003, we submitted our initial answer, denying the claims of infringement asserted by BMC. In November 2003, we filed an amended answer and counterclaim in the arbitration proceeding alleging that BMC infringes a valid patent that we own. BMC has denied the allegations in our counterclaim. In April 2005, BMC amended its statement of claim to assert that one or more of our products infringes an additional patent owned by BMC. We have denied the allegations in the amended claim. Each party is seeking injunctive relief, compensatory and treble damages, interest, and attorneys’ fees with respect to its claims. Currently, discovery is in the very early stages.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the Nasdaq National Stock Market under the trading symbol “NTIQ”. The following table presents the range of high and low closing prices for our common stock for the two years ended June 30, 2005:

	Year Ended June 30,
	2005		2004
	High	Low	High	Low
Fourth Quarter	$11.34	$9.85	$14.81	$12.50
Third Quarter	$12.63	$10.84	$14.70	$12.57
Second Quarter	$13.11	$10.85	$13.55	$10.97
First Quarter	$12.57	$8.47	$17.06	$10.63

The number of record holders of the shares of our common stock was 1,015 as of July 31, 2005, which does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. Based on the number of annual reports requested by brokers, we estimate that we have approximately 8,000 beneficial owners of our common stock.

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

On September 8, 2004, our Board of Directors approved a plan to buy back up to $50 million in NetIQ common stock over 12 months. On May 5, 2005 the Board of Directors replaced this program with a new program to buy back up to $200 million in NetIQ common stock over 12 months. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without prior notice. Common stock repurchases in the fourth quarter of fiscal year 2005 were as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
April 1, 2005–April 30, 2005	—	$—	—	$26,474
May 1, 2005–May 31, 2005	3,805,680	$10.90	3,805,680	$158,533
June 1, 2005–June 30, 2005	3,029,630	$11.00	3,029,630	$125,199

Total	6,835,310		6,835,310

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial data for each of the five years in the period ended June 30, 2005 have been derived from our audited financial statements and, as a result of the sale of our WebTrends web analytics business unit, reflect the classification of that business as discontinued operations, as required under accounting principles generally accepted in the United States, as a result of the sale of this business. While such reclassifications result in changes to certain previously reported amounts, the total and per share amounts of net loss have not changed from the amounts previously reported in our annual report on Form 10-K filed on September 10, 2004. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K.

	Year Ended June 30,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Software license revenue	$109,627	$123,474	$183,916	$175,321	$114,469
Service revenue	103,589	93,526	80,222	61,384	37,108

Total revenue	213,216	217,000	264,138	236,705	151,577

Cost of software license revenue	4,935	9,265	10,090	3,439	1,809
Cost of service revenue	26,475	22,490	19,274	16,300	8,061
Amortization and impairment of purchased technology	11,813	8,607	9,452	5,125	4,892

Total cost of revenue	43,223	40,362	38,816	24,864	14,762

Gross profit	169,993	176,638	225,322	211,841	136,815

Operating expenses:
Sales, marketing and general and administrative	131,877	133,304	135,933	106,001	80,250
Research and development	50,567	55,202	55,818	46,434	36,015
Impairment of goodwill	—	134,255	316,037	—	—
Amortization of goodwill	—	—	—	457,272	461,975
Amortization of other intangible assets	8,553	8,487	9,956	7,307	7,354
Restructuring charge	12	1,313	4,511	—	—
Write-off of acquired in-process research and development	—	—	1,396	—	—
Employee stock-based compensation	1,493	307	544	320	712

Total operating expenses	192,502	332,868	524,195	617,334	586,306

Loss from continuing operations	$(10,505)	$(159,175)	$(299,912)	$(416,424)	$(442,314)

Income (loss) from discontinued operations	$57,252	$(32,205)	$(29,491)	$(314,064)	$(81,519)

Cumulative effect of change in accounting principle, net of income taxes	$—	$—	$(579,338)	$—	$—

Net income (loss)	$46,747	$(191,380)	$(908,741)	$(730,488)	$(523,833)

Basic and diluted earnings per share:
Continuing operation loss before cumulative effect of change in accounting principle	$(0.19)	$(2.81)	$(5.63)	$(7.83)	$(10.54)
Discontinued operation income (loss)	1.06	(0.57)	(0.55)	(5.91)	(1.94)
Cumulative effect of change in accounting principle	—	—	(10.88)	—	—

Net earnings (loss) per share	$0.87	$(3.37)	$(17.07)	$(13.74)	$(12.48)

Consolidated Cash Flow Data:
Net cash provided by operating activities	$10,449	$30,991	$47,124	$99,263	$52,880
Net cash provided by (used in) investing activities	122,489	(27,919)	(48,086)	(53,163)	(181,456)
Purchases of property and equipment	(8,033)	(7,367)	(15,291)	(15,609)	(42,595)
Net cash provided by (used in) acquisitions, net	(1,828)	(7,713)	(202,312)	—	6,768
Purchases of long-term investments	—	(3,000)	(5,000)	(2,800)	—
Net cash provided by (used in) financing activities	(88,948)	(21,630)	13,803	(72,184)	30,454

	June 30,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$101,432	$57,841	$76,095	$64,032	$89,494
Short-term investments	195,311	229,781	237,281	411,861	377,287
Working capital	246,227	227,405	264,462	430,416	423,951
Other intangible assets	15,758	39,040	56,245	57,537	97,175
Goodwill	96,034	124,081	272,561	915,813	1,672,628
Total assets	486,455	543,902	753,770	1,548,643	2,322,529
Total stockholders’ equity	400,635	441,500	655,207	1,461,460	2,249,892

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our systems and security management software solutions enable organizations to assure the performance, availability and security of the services delivered by their information technology (IT) infrastructures. While we initially focused on developing and marketing software to manage applications running on the Microsoft Windows operating system, we have expanded our core business to include cross-platform systems and security management solutions covering four product areas – Performance & Availability Management, Security Management, Configuration & Vulnerability Management, and Operational Change Control. We also develop and market software to test and manage voice over internet protocol (VoIP) deployments as part of our Performance & Availability Management offerings.

We entered into the Microsoft agreement in September 2000. Pursuant to this agreement we granted to Microsoft a non-exclusive perpetual license to our Operations Manager product and technology in exchange for $175 million in license revenue, payable in scheduled installments over three years, plus payment of an additional $15 million in marketing funds over three years. Microsoft has further developed that technology and now offers systems management functionality for some versions of its Windows operating systems and certain Microsoft applications under the product name Microsoft Operations Manager. Following entry into the agreement with Microsoft, we began a broad diversification program to develop additional revenue streams from new products and to extend our principal Performance & Availability Management product, AppManager.

Since fiscal 2001, we have introduced UNIX and Linux support for AppManager, and have increased our support of non-Microsoft applications. In addition, in a move that was intended to extend our business further beyond performance and availability management, we acquired WebTrends Corporation in March 2001, adding software solutions for tracking, reporting and analyzing web site traffic and usage to our product portfolio. We also focused our expansion strategy on developing and acquiring security management products due to the anticipated convergence of the systems and security management markets and our perception of customer needs.

From fiscal 2001 through fiscal 2003, our revenue benefited substantially from license fees from the Microsoft agreement; $25.0 million in fiscal 2001, $80.0 million in fiscal 2002, and $65.0 million in fiscal 2003. The last payment of $5.0 million was received in the first quarter of fiscal 2004. All marketing funds received by us from Microsoft had been exhausted as of December 31, 2004.

Our operating margin also benefited from license fees received under our Microsoft agreement as costs related to this revenue stream were insignificant. During 2002 and 2003, as part of our expansion strategy we utilized the Microsoft revenue stream in part to fund both higher levels of investment in research and development and acquisitions. We used existing technology to develop portions of our security management capabilities and in December 2002 we acquired PentaSafe Security Technologies, Inc. and Marshal Software, LTD., both of which added additional security products, intellectual property and expertise. During the remainder of fiscal 2003 and in fiscal 2004 we integrated and further developed these products and technologies, releasing a focused set of security products in the fourth quarter of fiscal 2004. Through development and acquisition of products and complementary technologies, we positioned NetIQ to benefit from both convergence of the systems and security management markets and growth in the broader security software market.

In connection with our acquisition of PentaSafe in December 2002 and the resizing of the combined businesses, we adopted a plan to eliminate redundant positions in both the NetIQ and PentaSafe workforces and to vacate excess facilities. We terminated the employment of 55 employees of PentaSafe and accrued $1.7 million related to severance benefits, which we accounted for as part of the acquisition of PentaSafe. We also terminated the employment of 52 NetIQ employees and vacated certain of our leased facilities, resulting in a charge of $5.3 million, reflected as a restructuring charge in the second quarter of fiscal 2003. In the fourth quarter of fiscal 2003, we announced a further reduction in force designed to lower operating costs and to better support the convergence of the systems management and security management markets, by combining our systems and security management business units and streamlining our organizational structure. As a result, we terminated the employment of 108 employees, including four senior executives. Total severance costs of $1.5 million relating to this reduction in force were recorded as sales and marketing, research and development and general and administrative expenses in fiscal 2003.

Prior to fiscal 2004, we focused on marketing our products principally to system or network administrators, and customer purchase approval levels were generally below the level of the chief information officer. As we expanded our product offerings and focused on broader solutions, it became increasingly important to develop broad-based relationships within our customers and to cultivate relationships at higher levels in our customers’ IT organizations. Beginning in July 2003 we refocused our sales strategy from territory-based to a named-account-based approach to better align our sales and marketing strategy with our product offerings and roadmap. As a result of the reorganization and changing strategy of our sales organization and the soft spending environment for IT products generally, we had high turnover of sales personnel and the productivity of our sales force did not meet our expectations during the second half of fiscal 2003 and through fiscal 2004. During fiscal 2004, we implemented expanded product, solution and process training and subsequently experienced reduced turnover of sales personnel.

As a result of the decreasing revenue received under our Microsoft agreement, integration and restructuring costs related to our acquisitions and low sales force productivity, our operating margins were under heavy pressure during the 2003 and 2004 fiscal years. Moreover, because our growth strategy involved significant acquisitions, some of which were consummated during periods of elevated stock market prices, our financial results were subjected to revaluation charges and impairments of goodwill. Upon our adoption, in July 2003, of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, we evaluated the fair value of goodwill and took a transitional impairment charge of $579.3 million, characterized as the cumulative effect of a change in accounting principle. During fiscal 2003 and 2004 we incurred further impairment charges of $316.0 million and $134.3 million respectively. No impairment charges were incurred in fiscal 2005, leaving a balance of $96.0 million in goodwill at June 30, 2005.

In October 2003 we announced a more sharply focused strategy for fiscal 2004 and identified five key priorities: (1) refine and narrow our focus to our major product lines in our systems and security management business, (2) renew contact with and re-sell AppManager to our existing customers, (3) sell to our current AppManager customers our other major product lines, (4) revise our marketing and sales strategy for Windows Administration products, and (5) improve sales force productivity and operating performance.

We refocused our systems and security management development teams, sales force and partners around our key product areas, issued major product releases and upgrades in each area and sold or licensed other products such as SQL tools, Chariot, and certain AppManager modules, which allowed us to focus resources on core products. We also acquired the Group Policy Administrator and Group Policy Guardian products, now part of our Operational Change Control product line in March 2004. Due to our focused sales and marketing initiatives, we increased sales of maintenance renewals and new licenses of AppManager, including licenses for our UNIX/Linux cross-platform products, resulting in year-over-year growth in AppManager revenues for the fourth quarter of fiscal 2004. In addition, as a result of this strategic focus, about half of our larger transactions in the third and fourth quarters of fiscal 2004 also included other NetIQ products, typically security management products. For the fourth quarter of fiscal 2004, we also increased our year-over-year revenues for products that are now within our Operational Change Control product line.

In June 2004, we restructured our business to improve our customer service levels and increase operational efficiency. We consolidated our security management development activities and our systems and security technical support operations in Houston, Texas. To better align our internal information systems with our business units we also reorganized our IT department. In connection with this restructuring, we terminated the employment of 86 employees and vacated a facility in Portland, Oregon and a facility in Auckland, New Zealand, resulting in a restructuring charge of $1.8 million. In the financial statements this charge is partially offset by a $504,000 recovery of the fiscal 2003 restructuring charge.

During fiscal 2005, we publicly unveiled our Knowledge-Based Service Assurance product strategy (KBSA). The key elements to this strategy are four product areas: (1) Performance & Availability Management (including VoIP Management), (2) Security Management, (3) Configuration & Vulnerability Management, and (4) Operational Change Control, each delivered across four IT disciplines—Operational Integrity, Service Management, Policy Compliance, and Risk Management. Also central to our KBSA strategy is deep integration among the four product areas to enable cross-product analyses, the sharing of important technology components, and the use of a common reporting engine and user interface to deliver cross-product and cross-user-group value.

Achieving the KBSA product vision will require several years of intense product development. As such, concurrent with the launch of our KBSA product strategy, we are directing our product investments to key areas of that strategy and are making efforts to exit or deemphasize business areas that do not support that strategy.

Our determination to concentrate on our KBSA product strategy resulted in the sale of our WebTrends web analytics business to WebTrends Inc. (formerly Spider Holding Inc.), an affiliate of Francisco Partners, L.P., a private equity investment firm. The transaction closed on April 30, 2005 and we received approximately $91.1 million in net proceeds, resulting in a pretax net gain of approximately $65.5 million, which is reflected as a gain from sale of discontinued operations net of tax in the fiscal 2005 income statement. In addition, the employment of approximately 237 of our employees was assumed by WebTrends Inc. as of April 30, 2005. Accordingly, the historical financial statements of NetIQ have been retroactively adjusted to account for WebTrends as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In January 2005, Ixia finalized its exercise of an option to purchase the remaining assets and assume the liabilities associated with the Chariot product line. Under the terms of our agreement with Ixia, we received a net cash payment of $2.2 million in consideration for the transfer of those assets and assumption of the liabilities. The transaction resulted in a gain of $2.9 million, which is reflected in other income for the year ended June 30, 2005. Over the course of the Ixia license, we received $18.9 million in license revenue.

In July 2005, we announced a plan of organizational restructuring to take place in fiscal 2006, consisting of headcount reductions and realignment and movement of operations. As part of the restructuring and realignment, we entered into an agreement with a third party to provide us with software product development services and other professional services. These services will be rendered principally from a Global Operations Center located in Bangalore, India, and we will own the work product created under the agreement. These actions are designed to adjust expenses to a level more consistent with anticipated revenues.

We believe that the sale of WebTrends and our organizational restructuring should enhance our long-term strategic direction and provides us greater opportunity to increase shareholder value by accelerating innovation in our core business. We intend to continue to evaluate our options across remaining non-core product areas within NetIQ as we increase our focus on executing our KBSA product strategy.

We have taken action to align the compensation of our executive management team with the interests of our stockholders through the use of employee equity-based compensation, including both stock options and restricted stock. Our chief executive officer has forgone all cash compensation, and instead has received equity-based compensation, since September 2003. These arrangements are more fully detailed in our fiscal 2005 Proxy Statement.

Stock Repurchases

Our Board of Directors periodically has authorized plans to repurchase shares of our outstanding common stock. A summary of the stock repurchase plans and the activity in each plan follows (in thousands except share amounts):

	May 2005 Program	September 2004 Program	October 2003 Program
Program size	Up to $200 million of outstanding stock	Up to $50 million of outstanding stock	Up to 5% of outstanding stock

Shares purchased as of June 30, 2005	6,835,310	2,004,742	2,850,000

Cash used as of June 30, 2005	$74,801	$ 23,526	$36,927

Amount remaining in program	$125,199	Program replaced by May 2005 program	Complete

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. However, future events are subject to change and our best estimates and judgments may require further adjustments; therefore actual results could differ from our current estimates. Significant estimates made in the accompanying financial statements are:

•	Allowance for Uncollectible Accounts—We provide an allowance for uncollectible accounts receivable based on our assessment of the collectibility of specific customer accounts and an analysis of the remaining accounts receivable. Changes in the allowance are included as a component of general and administrative expense on the statement of operations and comprehensive loss. The allowance for uncollectible accounts was $555,000 at June 30, 2005, $671,000 at June 30, 2004 and $1.1 million at June 30, 2003.

•

Allowance for Sales Returns—We provide an allowance for sales returns in the same period the related revenues are recorded. The estimates are based on historical trends in product returns. Revenue is recognized net of the provision for sales returns. The allowance for sales returns was $581,000 at June 30, 2005, $863,000 at June 30, 2004 and $1.1 million at June 30, 2003. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the sales return allowance would be made in the period such determination is made and revenues in that period could be materially affected.

•	Other Intangible Assets—We record intangible assets when we acquire companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Certain identifiable intangible assets such as purchased technology and customer lists are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition and goodwill is capitalized, subject to periodic review for impairment. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Should conditions be different than management’s assessment, material write-downs of the fair value of intangible assets may be required. We periodically review the estimated remaining useful lives and capitalized value of our other intangible assets. A reduction in the estimate of remaining useful life and capitalized value could result in accelerated amortization expense or a write-down in future periods. As such, any future write-downs of these assets would adversely affect our gross and operating margins.

•	Goodwill—We periodically assess goodwill for impairment. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill, as of April 30, or in the interim if impairment indicators are identified with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. Should conditions be different than management’s last assessment, significant write-downs of goodwill may be required. Goodwill as of June 30, 2005 was $96.0 million. Any future write-downs of goodwill will adversely affect our operating margin.

•	Restructuring Liabilities and Facility Reserves—We regularly evaluate the utilization of our facilities and when future use of a specific facility is no longer required and no longer occupied, we record a charge for the remaining costs, net of any sublease or other recoveries anticipated. In connection with significant acquisitions and from time to time in an effort to better respond to customer needs, to reduce operating costs or to facilitate better collaboration between organizations, we also restructure our operating activities and organizations, eliminating redundancies in personnel and facilities. Establishing reserves for unoccupied facilities typically involved greater judgment than for personnel as sublease rental income or other recoveries are more difficult to estimate than severance benefits or salary continuation payments. There was no restructuring liability or facility reserve as of June 30, 2005.

•	Provision for Income Taxes—The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We record a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are the result of the tax benefit of disqualifying dispositions of stock options, temporary timing differences, tax credits and acquired net operating losses which will be credited to equity or to tax expense, respectively, when realized. We have established a valuation allowance to fully reserve these deferred tax assets due to the uncertainty regarding their realization.

Results of Operations

Total Revenue.    Total revenue and year-over-year changes are as follows (in thousands, except percentages):

				Percentage Change
	2005	2004	2003	2004 to 2005	2003 to 2004
Software license revenue	$109,627	$118,474	$123,916	(7)%	(4)%
Software license revenue under Microsoft agreement	—	5,000	60,000	(100)%	(92)%

Total software license revenue	109,627	123,474	183,916	(11)%	(33)%
Service revenue	103,589	93,526	80,222	11%	17%

Total revenue	$213,216	$217,000	$264,138	(2)%	(18)%

	Revenue as % of Total Revenue Inclusive of Microsoft Revenue			Revenue as % of Total Revenue Exclusive of Microsoft Revenue
	2005	2004	2003	2005	2004	2003
Software license revenue	51%	55%	47%	51%	56%	61%
Software license revenue under Microsoft agreement	0%	2%	23%	N/A	N/A	N/A

Total software license revenue	51%	57%	70%	51%	56%	61%
Service revenue	49%	43%	30%	49%	44%	39%

Total revenue	100%	100%	100%	100%	100%	100%

Total revenue decreased by $3.8 million or 2%, from fiscal 2004 to 2005 and decreased by $47.1 million or 18%, from fiscal 2003 to 2004.

Software License Revenue.    Total software license revenue decreased by $13.8 million or 11% from fiscal 2004 to 2005 primarily as a result of decrease in revenue under the Microsoft agreement of $5.0 million, a decrease in Ixia revenue of $4.2 million, and a decrease in orders due to lower sales productivity. The decrease in license revenue from 2004 to 2005 together with improved maintenance revenue and other service revenue resulted in a decline of license revenue as a percentage of total revenue.

Total software license revenue decreased by $60.4 million or 33% from fiscal 2003 to 2004, primarily due to a $55.0 million decrease in revenue under the Microsoft agreement during fiscal 2004. Software license revenue, excluding revenue from the Microsoft agreement, decreased $5.4 million or 4% from fiscal 2003 to 2004. This decrease was primarily a result of low productivity of the sales organization, changing product positioning regarding some of our security management products, lack of integration of our security management products and the challenging economic environment. The decrease in license revenue from 2003 to 2004 together with improved maintenance revenue and other service revenue resulted in a decline of license revenue as a percentage of total revenue.

Service Revenue.    Service revenue consists of revenue from the sale of maintenance service agreements, consulting services and training services. Maintenance revenue represented 92%, 92% and 91% of total service revenue in fiscal 2003, 2004 and 2005, respectively. Service revenue increased by $10.1 million and $13.3 million, or 11% and 17%, from fiscal 2004 to 2005 and from fiscal 2003 to 2004, respectively. The increase was primarily due to additional maintenance fees associated with new software licenses and increased renewals by our existing customers. Service revenue increased in absolute terms due to the compounding effect of our broader base of installed licenses and a significant majority of our customers renewing their maintenance service agreements. We expect our service revenue to continue to grow as a percentage of total revenue in fiscal 2006 as our installed base increases, and existing customers renew maintenance contracts.

Total Cost of Revenue.    Total cost of revenue and year-over-year changes are as follows (in thousands, except percentages):

	2005	2004	2003
Cost of software license revenue	$4,935	$9,265	$10,090
As percentage of license revenue	5%	8%	5%

Cost of service revenue	$26,475	$22,490	$19,274
As percentage of service revenue	26%	24%	24%

Amortization of purchased technology	$11,813	$8,607	$8,654
Impairment of purchased technology	$—	$—	$798
Total cost of revenue	$43,223	$40,362	$38,816

As percentage of total revenue	20%	19%	15%

Total cost of revenue increased by $2.9 million or 7% from fiscal 2004 to 2005 and by $1.5 million or 4%, from fiscal 2003 to 2004.

Cost of Software License Revenue.    Cost of software license revenue includes royalties paid to third parties, personnel costs and costs associated with software packaging, documentation such as user manuals and CDs, and production, as well as shipping. Cost of software license revenue as a percentage of related license revenue decreased from 8% during fiscal 2004 to 5% during fiscal 2005. The percentage decrease was primarily due to a decrease in royalty expense as result of our acquisition, in March 2004, of certain technology previously subject to quarterly royalty payments. Such costs were previously included in the cost of software and from the purchase date forward the amortization of the purchase price has been recorded as amortization of purchased technology. In addition we recognized cost savings during fiscal 2005 associated with the implementation of our electronic software delivery, which significantly reduced the cost for packaging and delivery. Cost of software license revenue as a percentage of related license revenue increased from 5% during fiscal 2003 to 8% during fiscal 2004. The percentage increase primarily is due to a decrease in license revenue over which to spread fixed costs associated with the cost of software license revenue. Cost of software license revenue decreased by $4.3 million and $825,000 from fiscal 2004 to 2005 and from fiscal 2003 to fiscal 2004 respectively, due to a net decrease in royalty expense as a result of our acquisition of technology that was previously subject to a royalty agreement.

Cost of Service Revenue.    Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services and training services. Cost of service revenue as a percentage of related service revenue remained constant at 24% during fiscal 2003 and 2004 and increased to 26% during fiscal 2005.

The decrease in the services gross margin in fiscal 2005 compared to fiscal 2004 is primarily attributable to the increase in the number of consulting service employees as we focus on selling more consulting to better enable our customers to take advantage of new features and functionality of our products.

We expect service revenue to increase in absolute dollars as our installed license base grows and, as a consequence, our cost of service revenue to increase in absolute dollars. We plan to continue to focus on selling additional services in fiscal 2006 to better enable our customers to take advantage of the new features and functionality of our products.

Amortization and Impairment of Purchased Technology.    Purchased technology consists of developed software capitalized in our acquisitions or purchased separately and is amortized using the straight-line method over the estimated useful life of the software, generally three years. Amortization remained relatively constant during fiscal 2003 and fiscal 2004 at $8.7 million and $8.6 million and increased to $11.8 million during fiscal 2005. The increase in fiscal 2005 primarily relates to our acquisition, in March 2004, of certain technology previously subject to quarterly royalty payments. Such costs were previously included in the cost of software and from the purchase date forward the amortization of the purchase price has been recorded as amortization of purchased technology. This increase in amortization is offset in both fiscal 2004 and fiscal 2005 by amounts capitalized in prior acquisitions becoming fully amortized. We expect to amortize approximately $8.2 million of purchased technology during fiscal 2006, absent further acquisitions, impairments or divestitures.

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

Sales and marketing expenses and year-over-year changes are as follows (in thousands, except percentages and headcount):

	2005	2004	2003
Sales and marketing expenses	$102,561	$106,400	$111,913
Percentage change from previous year	(4)%	(5)%
As a percentage of total revenue	48%	49%	42%
Headcount at June 30	374	436	402

Sales and marketing expenses decreased by $3.8 million or 4%, from fiscal 2004 to 2005. The decrease in absolute dollars in fiscal 2005 compared to fiscal 2004 is principally a result of lower headcount and the payment of lower incentive compensation amounts. Sales and marketing expense decreased by $5.5 million or 5%, from fiscal 2003 to 2004. The decrease in absolute dollars resulted principally from our lower revenue during fiscal 2004, resulting in the payment of lower commissions and bonuses, combined with our implementation of cost savings measures. Sales and marketing as a percentage of revenue decreased to 48% in fiscal 2005 from 49% in fiscal 2004, while it had increased from 42% in fiscal 2003. The increase in the percentages was principally the result of the reduction of revenue from Microsoft in each fiscal year, which revenue did not require significant sales or marketing expenditures. During fiscal 2006, we expect sales and marketing expenses to increase, but to remain at about the same percentage of total revenue as in fiscal 2005.

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

Research and development expenses and year-over-year changes are as follows (in thousands, except percentages and headcount):

	2005	2004	2003
Research and development	$50,567	$55,202	$55,818
Percentage change from previous year	(8)%	(1)%
As a percentage of total revenue	24%	25%	21%
Headcount at June 30	296	326	349

Research and development expenses decreased by $4.6 million or 8% from fiscal 2004 to 2005. This decrease in absolute dollars resulted principally from lower overall headcount. Research and development expenses also decreased by $616,000 or 1% from fiscal 2003 to 2004. This decrease in absolute dollars resulted principally from lower overall headcount and payment of lower bonuses partially offset by the effect of annual base salary increases that took place in November 2003. Our strategy since signing the license agreement with Microsoft in September 2000 was to increase spending in research and development through fiscal 2003. As a result, we have brought to market a number of new products. During fiscal 2006, we expect research and development expenses to decrease as we focus efforts on consolidating our research and development efforts in our Raleigh and Houston offices, cease engineering operations in our San Jose location, and commence operations under our agreement with a third party to provide us with software product development services and other professional services principally from the third party’s Global Operations Center in Bangalore, India. We expect most of these activities to be concluded by the end of our second fiscal quarter and for the cost savings to begin to be realized in the third fiscal quarter. The consolidation of research and development and the outsourcing of routine engineering in fiscal 2006 is expected to allow us to focus a greater number of individuals on new product areas within our KBSA strategy.

General and Administrative.    Our general and administrative expenses consist primarily of personnel costs for finance and administration, as well as directors’ and officers’ insurance, directors’ fees, professional services expenses, such as legal and accounting fees, and proportionately allocated facilities and information technology costs.

General and administrative expense and year-over-year changes are as follows (in thousands, except percentages and headcount):

	2005	2004	2003
General and administrative	$29,316	$26,904	$24,020
Percentage increase from previous year	9%	12%
As a percentage of total revenue	14%	12%	9%
Headcount at June 30	170	180	182

General and administrative expenses increased by $2.4 million and $2.9 million, or 9% and 12%, from fiscal 2004 to 2005 and from fiscal 2003 to 2004, respectively. The increase in fiscal 2005 is primarily due to an increase in payments for outside services, primarily associated with our Sarbanes-Oxley Section 404 (SOX) compliance activities, increased legal fees related to dispute resolution matters and increased salaries and related payroll taxes,. The increase in fiscal 2004 is primarily due to an increase in legal expense, additional costs associated with SOX compliance, increased premiums associated with directors and officers insurance, increased fees paid to board members and an overall increase in other professional fees required to manage and support our business. During fiscal 2006, we expect our general and administrative expenses to decrease when compared to fiscal 2005 as a result of reduced compliance expenses.

Employee Stock-Based Compensation.    Deferred employee stock-based compensation represents the intrinsic value of unvested options assumed in acquisitions and the charges associated with the grant of restricted stock and options at less than fair market value. The deferred amount is being amortized over the vesting periods of the restricted stock grants and the assumed and granted options, generally one to four years. During fiscal 2005, 2004 and 2003, we recognized employee stock-based compensation expense of $1.5 million, $307,000 and $544,000, respectively. The increase in fiscal 2005 is due to restricted stock grants made during fiscal 2005. The decrease in fiscal 2004 and 2003 is due to the decrease in amortization of deferred employee stock based compensation related to the assumption of options, which has decreased over time in accordance with the vesting periods. In fiscal 2006 we will begin to reflect the expense for stock options in our income statement in accordance with SFAS 123(R), Share-Based Payments. Management has not yet determined the impact that SFAS 123(R) will have on its financial position and results of operations, but expects that the impact will be material.

Amortization of Other Intangible Assets.    Amortization of other intangible assets includes amortization of capitalized values relating to customer contracts, customer lists, patents, and trade name intangibles from our acquisitions. Other intangible assets are amortized using the straight-line method over their estimated useful lives, generally three years. Amortization remained relatively constant at $8.6 million in fiscal 2005 compared to $8.5 million in fiscal 2004 and decreased from $10.0 million during fiscal 2003. The decrease in the amortization during fiscal 2004 resulted from the full amortization of amounts capitalized in previous acquisitions, partially offset by intangible assets capitalized in connection with an acquisition in March of 2004. During fiscal 2006, we expect to amortize approximately $3.8 million of other intangible assets, absent further acquisitions or divestitures.

Impairment and Amortization of Goodwill.    We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on July 1, 2002 and accordingly stopped amortizing goodwill on that date. Upon adoption of SFAS No. 142, we recorded a one-time, non-cash transitional impairment charge of $579.3 million to reduce the carrying value of our goodwill from previous acquisitions. The charge is reflected as the cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations. There was no income tax effect resulting from the change in accounting principle.

We conducted our first annual review for impairment of goodwill as of April 30, 2003 and recorded a non-cash charge of $316 million. The impairment charge is attributable to our revised forecast for operating profits and cash flows.

Revenue for the three months ended September 30, 2003 was significantly lower than we anticipated. Because a significant portion of our revenues historically has been generated during the last month of each fiscal quarter, the actual drop-off in revenue compared with plan was not evident until the end of the quarter. Accordingly, as of September 30, 2003 we reduced our forecasted future operating profits and cash flows. This significant change in estimated future results required us to perform an interim review of goodwill for impairment, as prescribed by SFAS No. 142. This resulted in a further non-cash impairment charge of $134.3 million during the three months ended September 30, 2003. We completed our annual test of impairment as of April 30, 2004 and April 30, 2005 and noted no further impairment.

Write-off of Acquired In-Process Research and Development Costs.    During fiscal 2003 we expensed $1.4 million for in-process research and development costs related to acquisitions. This value was established by applying the income approach, which considers the present value of the projected free cash flows expected to be generated by the products. This cost was charged to operations at the date of the acquisition as the uncompleted development projects had not reached technological feasibility and did not have alternative future uses at those dates. No such charges were recorded during fiscal 2004 and 2005.

Restructuring Charge.    During fiscal 2004, we recorded a net restructuring charge of $1.3 million related to an effort to enhance our customers’ experience with NetIQ products and services, to create a more efficient business structure and to better enable collaboration between key functions. During fiscal 2003, we recorded a restructuring charge of $4.5 million related to a plan to terminate employment of 52 employees and vacate certain of our facilities that will no longer be used due to resizing the combined business after the acquisition of PentaSafe. No such charge was recorded during fiscal 2005. The gross $1.8 million charge in fiscal 2004 was offset by a recovery of $504,000 related to the expected recovery of personnel and facility reserves pertaining to the fiscal 2003 restructuring charge.

Other Income.

Total other income (expense) is as follows (in thousands):

	2005	2004	2003
Interest income	$6,028	$5,013	$10,764
Foreign exchange gains (losses)	375	(396)	1,406
Impairment of long-term investment	—	(4,100)	(1,438)
Gain on sale of technology	2,893	—	—
Gain on sale of long term investment	4,100	—	—
Other income (expense)	205	148	19

Total	$13,601	$665	$10,751

For fiscal 2005, 2004 and 2003, total other income, net was $13.6 million, $665,000 and $10.8 million, respectively. The increase in interest income in fiscal 2005 is primarily the result of higher interest income earned on our cash and cash equivalents and short-term investments, due to an increase in the yield on new investments as earlier investments mature, as well as higher cash and investment balances. The decrease in interest income in fiscal 2004 compared to fiscal 2003 is primarily the result of lower interest income earned on our cash and cash equivalents and short-term investments, due to a decrease in the yield on new investments as earlier investments mature, as well as lower cash and investment balances due to the use of cash. Foreign exchange gains and losses have fluctuated as a result of changes in foreign exchange rates affecting the remeasurement of U.S. dollar denominated monetary accounts held in foreign subsidiaries with local functional currencies, particularly euro. In fiscal 2005 we recorded other income of $2.9 million related to Ixia’s exercise of its option to purchase our remaining assets associated with the Chariot products. In addition, we recorded a gain of $4.1 million when a company in which we held a long-term investment was acquired. Impairments of long-term investments in fiscal 2004 included a charge of $4.1 million from a write down of an investment and in fiscal 2003 a charge of $1.4 million resulting from a write down of an investment in an affiliate, based on management’s assessments that the declines in value were other than temporary.

Income Taxes.    We recorded income tax expense of $1.6 million, $3.6 million, and $11.8 million in fiscal 2005, 2004, and 2003, respectively. The higher income tax expense in fiscal 2004 as compared to fiscal 2005 is primarily due to an increase in foreign taxes payable. The higher income tax expense in fiscal 2003 as compared 2004 and 2005 is primarily due to the non-deductibility of goodwill impairment for income tax purposes. The tax benefit associated with employee stock options reduced federal (other than federal alternative minimum tax) and certain state income taxes payable to zero, in fiscal 2005, 2004 and 2003.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will be effective for years beginning after June 15, 2005, which is our fiscal year 2006. Management has not yet determined the impact that SFAS 123(R) will have on its financial position and results of operations, but expects that the impact will be material.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 replaces APBO No. 20 (APBO 20) and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APBO 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 will be effective for years beginning after December 15, 2005, which is our fiscal year 2007. We do not expect that the adoption of SFAS 154 will have a material impact on our results of operations or financial position.

Liquidity and Capital Resources

As of June 30, 2005, we had $101.4 million in cash and cash equivalents and $195.3 million in short-term investments, for a total of $296.7 million compared to a total of $287.6 million as of June 30, 2004, an increase of $9.1 million. The primary reasons for the increase during fiscal 2005 were cash generated from investing activities of $122.5 million which included $91.1 million in net proceeds from the sale of WebTrends and cash generated from operating activities of $10.4 million. The increases were partially offset by cash used in the repurchase of shares of our common stock pursuant to our stock repurchase program of approximately $98.3 million, net of $9.4 million in proceeds from the sale of common stock and the exercise of a warrant.

Cash flows from operations have been positive in each year presented even though we have sustained net losses from continuing operations of $10.5 million, $159.2 million and $300.0 million in fiscal 2005, 2004 and 2003, respectively. These losses have been largely the result of non-cash charges relating to depreciation and amortization and impairments of goodwill and long-term investments. Depreciation and amortization related to physical assets such as our headquarters building, leasehold improvements in leased facilities and computer and other equipment and amortization of purchased technology and other intangible assets in each of the three fiscal years presented.

Upon the adoption of SFAS 142 effective July 1, 2003, we ceased amortization of goodwill and recorded a transitional impairment of $579.3 million reflected as the cumulative effect of a change in accounting principle. In fiscal 2003 and 2004, we recorded additional impairments of goodwill of $316.0 million and $134.3 million, respectively, as we re-evaluated our business prospects and future cash flows. Goodwill remaining on our balance sheet at June 30, 2005 was $96.0 million.

Our investing activities resulted in net cash inflow of $122.5 million in fiscal 2005 and net cash outflows of $27.9 million and $48.1 million in fiscal 2004 and 2003, respectively. The principal source of cash during fiscal 2005 was $91.1 million in net proceeds for the sale of the WebTrends business unit. Principal uses of cash during fiscal 2005, 2004 and 2003, were acquisitions of property and equipment of $8.0 million, $7.4 million and $15.3 million, respectively. The principal uses of cash during fiscal 2004 were the acquisition of product and technology previously licensed and the acquisition of a small business for a combined amount of $23.1 million. The larger amounts spent in fiscal 2003 included purchases related to major new programs for sales force automation and enterprise resource planning. Cash outflows also included purchases of short-term investments of $110.2 million, $203.8 million and $183.0 million in fiscal 2005, 2004 and 2003, respectively, and purchases of long-term investments of $3.0 million and $5.0 million during fiscal 2004 and 2003, respectively. The principal sources of cash from investing activities during fiscal 2005, 2004 and 2003 were proceeds from the sales and maturities of short-term investments of $144.4 million, $209.5 million and $357.3 million, respectively.

Our financing activities resulted in net cash outflows of $88.9 million and $21.6 million during fiscal 2005 and 2004, respectively, and a net cash inflow of $13.8 million in fiscal 2003. During 2005 and 2004, we used cash of $98.3 million and $36.9 million to repurchase our common stock in open market transactions, in block purchases or in privately negotiated transactions. In September 2004 our Board of Directors approved the repurchase of up to an additional $50.0 million of our common stock in open market transactions during the succeeding 12 months. On May 3, 2005, our Board of Directors approved a program, which replaced the September 2004 approved plan, to repurchase up to $200 million of our outstanding common stock in open market transactions, in block purchases or in privately negotiated transactions. Sources of cash from financing activities during these periods were principally from proceeds from the sale of common stock under our stock option and employee stock purchase plans.

A summary of the stock repurchase plans and the activity in each plan follows (in thousands except share amounts):

	May 2005 Program	September 2004 Program	October 2003 Program
Program size	Up to $200 million of outstanding stock	Up to $50 million of outstanding stock	Up to 5% of outstanding stock

Shares purchased as of June 30, 2005	6,835,310	2,004,742	2,850,000

Cash used as of June 30, 2005	$74,801	$23,526	$36,927

Amount remaining in program	$125,199	Program replaced by May 2005 program	Complete

As of June 30, 2005, we had no significant debt.

Long-term Obligations and Commitments

The following summarizes our contractual obligations and commitments as of June 30, 2005 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands, including lease payments accrued as part of our restructuring liability, facility reserve, and goodwill):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$28,448	$4,751	$8,296	$5,930	$9,471
Future minimum royalty payments	1,453	753	700	—	—
Purchase Obligations	440	—	—	—	—
Total long-term obligations and commitments	$30,341	$5,504	$8,996	$5,930	$9,471

Also, see Note 15 to the Consolidated Financial Statements for additional information regarding our long-term obligations.

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

Employee Stock Options and other Equity Incentives

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. Since June 2005, we have incorporated the use of restricted stock and restricted stock units as part of that broad-based retention program. We consider our option program critical to our operation and productivity and most of our employees participate in our option program. During fiscal 2005, 83% of the options granted were granted to employees other than our six mostly highly compensated executive officers and most highly compensated employee, and 75% of the awards of rights to restricted stock and restricted stock units were made to employees other than our six most highly compensated executive officers and highly compensated employee. Options granted under the plans expire no later than 10 years from the grant date and generally vest within 4 years. Since August 2002, employee options granted were for a term of not more than seven years. We also have an employee stock purchase plan under which employees are entitled to purchase a limited number of shares at 85% of fair market value. The Compensation Committee of our Board of Directors administers these plans.

See Note 12 to the Consolidated Financial Statements for additional information regarding our stock option plans.

We have assumed other option plans in connection with our acquisitions. Generally, these options were granted under terms similar to the terms of our stock option plans at prices adjusted to reflect the relative exchange ratios in the acquisition.

Plans approved by stockholders.    The NetIQ Corporation 1995 Stock Plan (1995 Stock Plan) provides for annual increases in the number of shares available for issuance on the first day of each fiscal year equal to the lowest of (i) 2,600,000 shares, (ii) 5% of the outstanding shares of common stock on the first day of the fiscal year, or (iii) a number of shares as authorized by the Board of Directors. At June 30, 2005, the number of shares available for grant was 3,132,929. No increase was authorized for fiscal 2006. The 1995 Stock Plan expires on November 1, 2005.

The NetIQ Corporation 1999 Employee Stock Purchase Plan (Purchase Plan) provides for annual increases in the number of shares available for issuance under the stock purchase plan on the first day of each fiscal year equal to the lowest of (i) 800,000 shares, (ii) 2% of the outstanding shares of common stock on the first day of the fiscal year, or (iii) a number of shares as authorized by the Board of Directors. At June 30, 2005, the number of shares available for issuance was 2,334,523. No increase was authorized for fiscal 2006.

Plans not approved by stockholders.    On January 25, 2002 our Board of Directors approved and adopted the 2002 Stock Plan (2002 Plan), and reserved 1,500,000 shares for issuance thereunder. At June 30, 2005 the number of shares of common stock subject to outstanding options under the 2002 Plan is 925,753, and the number of shares of common stock that may be granted under the 2002 Plan is 519,283. The 2002 Plan may be used for non-statutory grants only and no options may be granted to executive officers or directors. These options may be granted at not less than 85% of fair market value, but are generally issued at fair market value.

As a result of our acquisition of WebTrends Corporation (WebTrends) on March 30, 2001, we assumed the outstanding options granted by WebTrends under its option plan and assumed that plan as the NetIQ Amended and Restated 1998 Stock Incentive Compensation Plan (1998 Stock Plan). On December 17, 2001 the Board of Directors approved and adopted the NetIQ Corporation Approved UK Sub Plan (UK Sub Plan) under the 1998 Stock Plan and reserved 500,000 shares for issuance thereunder. On October 21, 2003, the Board of Directors approved the reduction of the number of shares reserved for issuance under the UK Sub Plan from 500,000 shares to 250,000 shares. The UK Sub Plan was approved by the United Kingdom Inland Revenue in February 2002 and we have used the shares available under the UK sub plan only for the purpose of granting options to our employees in the United Kingdom. At June 30, 2005 the number of shares of common stock subject to outstanding options under the 1998 Stock Plan is 1,831,129, and the number of shares of common stock that may be granted under the 1998 Stock Plan is 481,000, of which 152,226 shares are covered by the UK Sub Plan.

As a result of our acquisition of Mission Critical Software, Inc. (Mission Critical) on May 12, 2000, we assumed the outstanding options granted by Mission Critical under the Mission Critical 1997 Stock Plan (Mission Critical Plan). At June 30, 2005 the number of shares of common stock subject to outstanding options under the Mission Critical Plan is 262,957, and no additional shares of common stock can be granted under the Mission Critical Plan. As a result of our acquisition of PentaSafe Security Technologies, Inc. (PentaSafe) on December 9, 2002, we assumed the outstanding options granted by PentaSafe under the PentaSafe, Inc. Third

Amended and Restated 1998 Stock Purchase and Option Plan (PentaSafe Plan). At June 30, 2005 the number of shares of common stock subject to outstanding options under the PentaSafe Plan is 1,001,446 and no additional shares of common stock can be granted under the PentaSafe Plan

On June 27, 2005, our Board of Directors awarded restricted stock purchase rights, under the Company’s 1995 Stock Plan, or restricted stock units, under the Company’s 1998 Stock Plan, covering a total of 1,461,836 shares, to substantially all of the Company’s active employees (approximately 950 employees). The program did not include employees resident in certain countries outside the United States where the cost of regulatory compliance (given the number of employees in that jurisdiction or the regulatory scheme) were deemed excessive for the benefits conferred. Restricted stock purchase rights covering a total of 270,000 restricted shares were granted to executive officers, exclusive of the Company’s Chief Executive Officer, who did not participate in this program. These awards vest over an approximately 2 year period.

The following table summarizes common stock subject to future issuance under the Company’s equity compensation plans as of June 30, 2005:

	Stock to be issued upon exercise of outstanding options(1)	Weighted- average exercise price	Stock remaining available for future issuance under equity compensation plans
Plans approved by stockholders(2)	11,087,639	$17.13	3,132,929	(3)
Plans not approved by stockholders(4)	3,071,045	$17.96	1,000,283

Total	14,158,684		4,133,212

(1)	Does not include an aggregate of 1,001,446 shares of common stock to be issued upon exercise of options assumed under the PentaSafe Plan.
(2)	Includes the 1995 Plan and the Purchase Plan.
(3)	Does not include 2,334,523 shares of common stock reserved for issuance pursuant to the Purchase Plan.
(4)	Includes the 2002 Plan, the 1998 Stock Plan, including the UK Sub Plan and the Mission Critical Plan.

A Summary of stock option activity under the Plans is as follows:

	Shares Available for Options	Options Outstanding
		Shares	Weighted-Average Exercise Price
Outstanding, June 30, 2003	5,709,798	12,614,884	$21.26
Granted—options	(6,774,998)	6,774,998	$13.69
Exercised—options	—	(888,285)	$9.98
Cancelled—options	3,259,892	(3,259,892)	$19.85
Expired—options	(854,912)	—	—
Additional shares reserved	2,600,000	—	—

Outstanding, June 30, 2004	3,939,780	15,241,705	$18.86
Granted—options	(4,194,806)	4,194,806	$9.67
Granted—restricted stock and restricted stock units	(1,744,721)	—	—
Exercised—options	—	(467,604)	$7.31
Cancelled—options	3,808,777	(3,808,777)	$17.54
Cancelled—restricted stock and restricted stock units	32,885	—	—
Expired—options	(308,703)	—	—
Additional shares reserved	2,600,000	—	—

Outstanding, June 30, 2005	4,133,212	15,160,130	$17.00

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

The markets for our systems and security management software solutions are intensely competitive, and we expect competition to continue to increase in the future. There are few substantial barriers to entry at the low end to prevent new entrants to those markets. Moreover, many of our competitors and potential competitors have substantially greater financial and other resources than we have or may enjoy other competitive advantages. As a consequence, these competitors may have greater name and brand recognition, develop more advanced technology, deliver more compelling solutions, bring solutions to market more rapidly, undertake more extensive sales and marketing campaigns, adopt more aggressive pricing policies and sales terms, and be able to leverage more extensive financial, customer and partner resources.

Our principal competitors include:

•	providers of network and systems management products, such as BMC Software, Inc., Computer Associates International, Inc., Hewlett-Packard Company, International Business Machines Corporation and Microsoft Corporation;

•	providers of security management solutions, such as ArcSight Inc., BindView Corporation, Computer Associates International, Inc., Configuresoft, Inc., International Business Machines Corporation, Internet Security Systems, Inc., McAfee, Inc., netForensics Inc., and Symantec Corporation;

•	providers of administration products, such as BindView Corporation and Quest Software, Inc.;

•	providers of content security solutions, such as Clearswift Limited, Postini Corporation, SurfControl plc, Symantec Corporation, Trend Micro, Inc., Tumbleweed Communications Corp., and Websense, Inc.;

•	customers’ internal information technology departments that develop or integrate systems management and security management solutions for their particular needs.

Due to the competitive nature of our markets, we have experienced increasing pressure on product and service pricing, and we may be required to continue to lower our prices to remain competitive. Our failure to effectively compete with our competitors, on the basis of price, technology, available solution sets or otherwise, could lead to our inability to achieve anticipated revenue and adversely affect our operating results.

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

Since our inception, we have incurred significant net losses from continuing operations. During fiscal 2005, 2004 and 2003, we reported net losses from continuing operations of $10.5 million, $159.2 million and $299.9 million, respectively. These losses principally resulted from impairment of goodwill, amortization of purchased technology and other intangible assets, and other acquisition related charges.

We expect to incur a net loss in fiscal 2006. To the extent our operating expenses exceed our expectations or we do not accurately forecast our operating results, our earnings may be harmed, which may in turn adversely affect our stock price.

We continue to adopt a number of measures to better align our expenses with anticipated revenue, including various reductions in headcount, closure of facilities and reorganization of our business, including the divestiture of the Web analytics business, to better address our strategic business initiative. In addition, we have taken steps to improve the efficiency of our sales force. However, while these measures have contributed to improved operating profitability during certain recent periods, we have not been wholly successful in achieving an operating profit commensurate with that of many of our peers, and we continue to focus on reduction of our operating expenses, as well as seeking to grow revenue. The organizational and operational changes that we believe are necessary to achieve an acceptable operating profit may disrupt our business or negatively impact customer service and satisfaction, and consequently our ability to grow our revenue. Such changes also may not result in the intended operational improvements and cost reductions, and may adversely affect our business, results of operations and financial condition.

Our recent restructuring activities may adversely impact our future performance.

We continue to adopt a number of measures to better align our expenses with anticipated revenue, including various reductions in headcount, closure of facilities and reorganization of our business to better address our strategic business initiative. Such changes may not result in the intended operational improvements and cost reductions, and may adversely affect our business, results of operations and financial condition.

We commenced realignment of our North American sales force during the fourth quarter of fiscal 2005 and such efforts will continue into the first quarter of fiscal 2006, which could impact our ability to make anticipated sales during the first quarter of fiscal 2006 and thereafter. In addition, we recently announced that we would be reducing our workforce by 15 percent (from the level at March 31, 2005) during fiscal 2006, and we commenced the transfer of selected business operations from San Jose, California to Houston, Texas. We also commenced the transition of certain of our software development activities from San Jose, California to a global operations center run by a third-party provider in Bangalore, India. These types of changes can cause material disruption to our business operations, including reduced employee morale and difficulties in retaining and attracting highly skilled personnel. Affected employees may take retaliatory action against us, such as by misappropriating or damaging our property. While we may seek to relocate certain key personnel, not all such employees may be wiling to relocate, which could result in our losing the knowledge held by such employees. Political uncertainty in India could interfere with our development efforts and we may not be able to adequately protect our intellectual property rights in that region due to piracy, misappropriation or weaker legal protection for intellectual property. We may have difficulty managing our remote development activities, resulting in diminished quality of certain products or our failure to meet anticipated product release dates.

Changes in financial accounting standards or practices, including those that require us to recognize employee stock options as a compensation expense, could substantially and adversely our financial results.

The accounting rules applicable to our business have undergone significant changes in recent years, and future changes in accounting regulations and related interpretations and policies, particularly those related to expensing of employee stock options, could cause us to account for our business in ways that may adversely affect our financial results and investor perception of those results. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, during fiscal 2005 we applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock–based compensation. Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (R), Share-Based Payment. Statement No. 123(R) requires that, commencing with fiscal 2006, we recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options and restricted stock, granted to employees. This is expected to have a material impact on our consolidated results of operations.

We expect that our implementation of the change proposed by FASB Statement No.123(R) will result in a reduction of our operating income or an increase in our operating losses as a result of these non-cash expenses. In such an event, investor perception of our results of operations may be adversely affected and our stock price may fall.

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

In order to focus our resources behind our Knowledge-Based Service Assurance strategy, we have reduced emphasis on those products that do not fall solidly within this strategy and may sell or license the rights to those products or discontinue manufacturing them. Our customers may not accept these product decisions and may not want to license additional products from us. Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as technology related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions.

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

Our failure to realize the anticipated benefits or synergies of our investments may adversely affect our operating results, consolidated financial position, cash flows and stock price. Our earnings may be adversely affected by amortization of purchased technology and other intangible assets, other acquisition or investment related charges, and impairment charges associated with goodwill. In addition, we may be required to record charges for impairment if a product or technology is later discontinued, if we pay more than an investment is worth, or if an investment subsequently declines in value. In the past we have taken significant impairment charges as a consequence of revised forecasts for future operating profits and cash flows from our investments and the decline in our market capitalization. We will be required to record additional charges if in future periods we discontinue additional products, or determine that our remaining goodwill has become further impaired or that our investments have further declined in value.

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

Policing unauthorized use and transfer of our software is difficult. Although we are unable to quantify the extent of piracy of our software products, certain of our products have been subject to software piracy and our exposure to software piracy is expected to increase as we expand our international operations and obtain certain engineering services through our relationship with a third party providing such services from Bangalore, India.

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

Our stock buyback program will reduce our available cash resources.

During fiscal 2005, we repurchased and retired 8.8 million shares of our common stock pursuant to stock buyback programs approved by our Board of Directors. We have continued this program in fiscal 2006, and the Board has authorized the Company to spend up to $200 million on such repurchases under the current repurchase program. While we deem this a prudent expenditure, such repurchases serve to reduce our available cash and may limit our ability to make other investments.

Our financial results may be positively or negatively impacted by foreign currency fluctuations.

To date, a substantial portion of our sales have been denominated in U.S. dollars, and we have not used risk management techniques or “hedged” the risks associated with fluctuations in foreign currency exchange rates. During fiscal 2005 we recorded a gain of approximately $375,000 consisting primarily of foreign exchange gains and losses on U.S. dollars and other foreign currency receivables held in subsidiaries with local functional currencies. In the future, if we continue not to engage in hedging transactions, our results of operations could be subject to further fluctuations resulting in losses or gains from fluctuations in foreign currency exchange rates to the extent our sales are denominated in foreign currencies and the dollar fluctuates in value relative to such currencies.

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

We depend on certain key management, technical and sales personnel and on our ability to attract and retain highly qualified personnel. Given recent competitive pressures, we anticipate that it may become more difficult to retain key personnel. In addition, our ability to attract and retain personnel may be made more difficult by anticipated changes in the accounting treatment of stock-based compensation, which may limit our ability to use broad-based stock option grants as a means to attract and retain qualified personnel. The volatility or lack of improvement in our stock price may also affect our ability to attract and retain key personnel, who may expect to realize value from our stock options. In addition, our cash incentive plan is based upon company performance and failure to achieve our established targets may limit the amount or eliminate the payment of cash incentive compensation and further impact our ability to retain key personnel.

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

Certain provisions of our certificate of incorporation and bylaws and certain provisions of Delaware law could delay or make difficult a change in control that a stockholder may consider favorable. Our certificate of incorporation allows our Board of Directors to designate and issue one or more series of preferred stock that may have rights preferences and privileges superior to our common stock without any action by our stockholders. Our bylaws limit the ability of a stockholder to call a special meeting. Although we intend to seek stockholder approval to eliminate our classified Board of Directors at the fiscal 2005 annual stockholders’ meeting, our Board of Directors presently has staggered, three-year terms, which may lengthen the time required to gain control of our Board. In addition, certain of our officers are parties to a Change of Control Agreement or other agreements with us that provide for the acceleration of stock option and restricted stock vesting and the payment of certain compensation in the event such officer’s employment is terminated within a specified period after a change of control. In addition, our 1995 and 2002 Stock Plans provide for acceleration of the vesting of employee stock-based compensation in the event an employee’s employment is terminated within a specified period after a change of control. Any of these provisions could dissuade a potential acquirer from seeking to acquire control of NetIQ, which in turn could result in our stockholders not being able to participate in premiums that may otherwise have been offered in a potential acquisition.

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

Our business is transacted principally in U.S. dollars. During the fiscal year ended June 30, 2005, 18% of the total amount of our invoices was in currencies other than the U.S. dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, Japan, Singapore, Spain, Sweden, Switzerland, and the United Kingdom. We believe that a natural hedge exists in some local currencies, as local currency denominated revenue offsets some of the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of June 30, 2005, we had no hedging contracts outstanding.

At June 30, 2005 we had $101.4 million in cash and cash equivalents and $195.3 million in short-term investments. Based on our cash, cash equivalents and short-term investments at June 30, 2005 a 10% change in interest rates would change our annual interest income and cash flows by approximately $705,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required to be filed under this Item and the Schedule of Valuation and Qualifying Accounts are presented in Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2005. In making our evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our evaluation, under the framework set forth by the COSO in Internal Control—Integrated Framework, our management concluded that, as of June 30, 2005, our internal control over financial reporting was effective. Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Our management, including our CEO and CFO, acknowledge that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetIQ Corporation

San Jose, California

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that NetIQ Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet and the related consolidated statement of operations and comprehensive loss, stockholders’ equity, cash flows and the financial statement schedule of the

Company as of and for the year ended June 30, 2005 and our report dated September 12, 2005, expressed an unqualified opinion on those financial statements and the financial statement schedule and includes explanatory paragraphs related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and the retroactive adjustment of NetIQ Corporation’s consolidated financial statements to account for the sale of the WebTrends web analytics business as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.

/s/ Deloitte & Touche LLP

San Jose, California

September 12, 2005

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to our executive officers, see the section captioned “Executive Officers” at the end of Part I of this report. All other information required by this item is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section captioned “Executive Compensation” contained in the Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the section captioned “Beneficial Ownership of Company Stock” contained in the Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders.

See the information contained under the heading “Employee Stock Options” within Item 7 of this Form 10-K regarding common stock subject to future issuance under the Company’s equity compensation plans and warrant agreements as of June 30, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section captioned “Certain Relationships and Related Transactions” contained in the Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section captioned “Audit and Related Fees” contained in the Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1. Financial Statements.    The following financial statements of the Company and the Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, are included in this Report on the pages indicated:

2. Financial Statement Schedules.    The following financial statement schedule of the Company for the years ended June 30, 2005, 2004 and 2003, is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

Schedule	Title	Page

II	Valuation and Qualifying Accounts	80

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits.

Exhibit Number	Description

3(a)+	Restated Certificate of Incorporation of NetIQ (incorporated by reference to the exhibit 3(a) filed with NetIQ’s Registration Statement on Form S-4, declared effective February 23, 2001)

3(b)+	Restated Bylaws of NetIQ (incorporated by reference to the exhibit 3(ii) filed with NetIQ’s Quarterly Report on Form 10-Q filed February, 13, 2004)

4(a)+	Specimen Common Stock Certificate (incorporated by reference to the exhibit 4.1 of NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

4(b)+	Registration Rights Agreement, dated May 14, 1997 by and among NetIQ and certain NetIQ stockholders identified therein (incorporated by reference to the exhibit 4.2 of NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.1+	Form of Indemnification Agreement between NetIQ and each of its directors and executive officers (incorporated by reference to the exhibit 10.1 filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.2+	Form of Change of Control Severance Agreements between NetIQ and each of its executive officers—Amended

10.3A+	Amended and Restated 1995 Stock Plan

10.3B+	Form of Stock Option Agreement under the Amended and Restated Stock Plan (incorporated by reference to the exhibit 10.3B filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

Exhibit Number	Description

10.3C+	Form of Director Option Agreement under the 1995 Amended and Restated Stock Plan (incorporated by reference to the exhibit 10.3C filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.4A+	1999 Employee Stock Purchase Plan (incorporated by reference to the exhibit 10.4A filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.4B+	Form of Subscription Agreement under the 1999 Employee Stock Purchase Plan (incorporated by reference to the exhibit 10.4B filed with NetIQ’s Registration Statement on Form S-1, declared effective July 29, 1999)

10.5A+	2002 Stock Plan (incorporated by reference to the same exhibit 10.5 filed with NetIQ’s Initial employee benefits plan statement on Form S-8, filed January 30, 2002)

10.5B+	Form of 2002 Option Agreement

10.6*+	License, Development and Marketing Agreement, dated September 25, 2000 between NetIQ and Microsoft Corporation (incorporated by reference to the exhibit 10.10 filed with NetIQ’s Quarterly Report on Form 10-Q, filed November 14, 2000)

10.7+	Employment Agreement, dated January 25, 2002 by and between NetIQ and Charles M. Boesenberg (incorporated by reference to the exhibit 10.12 filed with NetIQ’s Quarterly Report on Form 10-Q, filed February 12, 2002)

10.8+	Action by Unanimous Written Consent of the Compensation Committee of NetIQ, effective as of January 25, 2002 (incorporated by reference to the exhibit 10.13 filed with NetIQ’s Quarterly Report on Form 10-Q, filed February 12, 2002)

10.9+	Common Stock Warrant Agreement, dated March 31, 2002 by and between NetIQ and Heidrick & Struggles, Inc. (incorporated by reference to the exhibit 10.16 filed with NetIQ’s Quarterly Report on Form 10-Q, filed May 14, 2002)

10.10A+	Amended and Restated 1998 Stock Incentive Compensation Plan (incorporated by reference to the exhibit 10.17 filed with NetIQ’s Quarterly Report on Form 10-Q, filed May 14, 2002)

10.10B+	Form of Amended and Restated 1998 Stock Option Agreement

10.11A+	The Approved UK Sub-Plan of the NetIQ Amended and Restated 1998 Stock Incentive Compensation Plan (incorporated by reference to the exhibit 10.18 filed with NetIQ’s Quarterly Report on Form 10-Q, filed May 14, 2002)

10.11B+	Form of the stock option agreement under the Approved UK Sub-Plan of the NetIQ Amended and Restated 1998 Stock Incentive Compensation Plan

10.12+	Agreement of Sublease, dated April 30, 2002 between NetIQ and Compaq Computer Corporation

10.13A+	PentaSafe, Inc. Third Amended and Restated 1998 Stock and Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 101821))

10.13B+	Form of the PentaSafe, Inc. Third Amended and Restated 1998 Option Agreement

10.14+	Waiver Agreement to Employment Agreement and Certain Option Agreements by and between NetIQ and Charles M. Boesenberg

10.15+	Restricted Stock Purchase Agreement by and between NetIQ and Charles M. Boesenberg

10.16	NetIQ Corporation Management Incentive Plan for Fiscal 2005 (incorporated by reference to the exhibit 10.1 filed with NetIQ’s Report on Form 8-K, filed October 22, 2004)

10.17	Asset Purchase Agreement, dated as of March 26, 2005, between NetIQ Corporation, NetIQ Ireland Limited, NetIQ Limited and Spider Holding Inc. (incorporated by reference to the exhibit 10.1 filed with NetIQ’s Report on Form 8-K, filed March 29, 2005)

Exhibit Number	Description

10.18	Marc Andrews terms and conditions regarding relocation (incorporated by reference to the exhibit 10.1 filed with NetIQ’s Report on Form 8-K, filed May 6, 2005)

10.19	Form of Restricted Stock Purchase Agreement (incorporated by reference to the exhibit 99.1 filed with NetIQ’s Report on Form 8-K, filed June 27, 2005)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (see page 49)

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Subject to Confidential Treatment
+	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NetIQ Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 13th day of September, 2005.

By:	/S/ RICHARD H. VAN HOESEN
Richard H. Van Hoesen Senior Vice President and Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard H. Van Hoesen his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, and hereby ratifies and confirms all that said attorney-in-fact and agent, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Name	Title	Date

/S/ CHARLES M. BOESENBERG (Charles M. Boesenberg)	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 13, 2005

/S/ RICHARD H. VAN HOESEN (Richard H. Van Hoesen)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 13, 2005

/S/ KENNETH W. LONG III (Kenneth W. Long III)	Vice President, Chief Accounting Officer and Corporate Controller	September 13, 2005

/S/ DAVID J. BARRAM (David J. Barram)	Director	September 13, 2005

/S/ ALAN W. KAUFMAN (Alan W. Kaufman)	Director	September 13, 2005

/S/ MICHAEL E. LEHMAN (Michael E. Lehman)	Director	September 13, 2005

/S/ MAUREEN F. MCNICHOLS (Maureen F. McNichols)	Director	September 13, 2005

/S/ MICHAEL J. ROSE (Michael J. Rose)	Director	September 13, 2005

/S/ ELIJAHU SHAPIRA (Elijahu Shapira)	Director	September 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetIQ Corporation

San Jose, California

We have audited the accompanying consolidated balance sheets of NetIQ Corporation and subsidiaries (the “Company”) as of June 30, 2005 and June 30, 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2005 and June 30, 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2, the consolidated financial statements give retroactive effect to the classification of the WebTrends web analytics business as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.

As discussed in Note 4 to the consolidated financial statements, in 2003 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Deloitte & Touche LLP

San Jose, California

September 12, 2005

NetIQ CORPORATION

CONSOLIDATED BALANCE SHEETS

June 30, 2005 and 2004

(In thousands, except share and per share amounts)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$101,432	$57,841
Short-term investments	195,311	229,781
Accounts receivable, net of allowance for uncollectible accounts and sales returns of $1,136 in 2005 and $1,534 in 2004	25,989	31,081
Prepaid expenses and other	6,694	5,269

Total current assets	329,426	323,972

Property and equipment, net	40,594	49,706
Other intangible assets, net	15,758	39,040
Long-term investments	3,714	4,614
Other assets	929	2,489
Goodwill	96,034	124,081

Total assets	$486,455	$543,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,939	$8,278
Accrued compensation and related benefits	10,034	14,374
Other liabilities	12,523	11,812
Restructuring liability, current portion	—	929
Deferred revenue, current portion	50,703	61,174

Total current liabilities	83,199	96,567

Deferred revenue, net of current portion	2,621	5,442
Restructuring liability, net of current portion	—	393

Total liabilities	85,820	102,402

Commitments and contingencies (Note 15)

Stockholders’ equity:
Convertible preferred stock—$0.001; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock—$0.001; 250,000,000 shares authorized, 49,102,557 issued and outstanding in 2005; 55,216,057 issued and outstanding in 2004	2,835,822	2,905,610
Deferred employee stock-based compensation	(17,594)	(313)
Accumulated deficit	(2,416,078)	(2,462,825)
Accumulated other comprehensive loss	(1,515)	(972)

Total stockholders’ equity	400,635	441,500

Total liabilities and stockholders’ equity	$486,455	$543,902

See Notes to Consolidated Financial Statements.

NetIQ CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years Ended June 30, 2005, 2004, and 2003

(In thousands, except per share amounts)

	2005	2004	2003
Software license revenue	$109,627	$123,474	$183,916
Service revenue	103,589	93,526	80,222

Total revenue	213,216	217,000	264,138

Cost of software license revenue	4,935	9,265	10,090
Cost of service revenue	26,475	22,490	19,274
Amortization and impairment of purchased technology	11,813	8,607	9,452

Total cost of revenue	43,223	40,362	38,816

Gross profit	169,993	176,638	225,322
Operating expenses:
Sales and marketing	102,561	106,400	111,913
Research and development	50,567	55,202	55,818
General and administrative	29,316	26,904	24,020
Impairment of goodwill	—	134,255	316,037
Amortization of other intangible assets	8,553	8,487	9,956
Restructuring charge	12	1,313	4,511
Write-off of acquired in-process research and development	—	—	1,396
Employee stock-based compensation (*)	1,493	307	544

Total operating expenses	192,502	332,868	524,195

Loss from operations	(22,509)	(156,230)	(298,873)
Other income (expenses):
Interest income	6,028	5,013	10,764
Interest expense	(26)	(48)	(40)
Gain on sale of long-term investment	4,100	—	—
Gain on sale of technology, net	2,893	—	—
Impairment of long-term investment	—	(4,100)	(1,438)
Other income (expenses), net	606	(200)	1,465

Total other income	13,601	665	10,751

Loss before income taxes and cumulative effect of change in accounting principle	(8,908)	(155,565)	(288,122)
Income taxes	1,597	3,610	11,790

Loss from continuing operations	(10,505)	(159,175)	(299,912)
Discontinued operations, net of tax:
Income (loss) from discontinued operations	418	(32,205)	(29,491)
Gain on sale of discontinued operations, net	56,834	—	—

Income (loss) from discontinued operations	57,252	(32,205)	(29,491)
Income (loss) before cumulative effect of change in accounting principle	46,747	(191,380)	(329,403)
Cumulative effect of change in accounting principle, net of income taxes	—	—	(579,338)

Net income (loss)	46,747	(191,380)	(908,741)

Other comprehensive income (expenses), net of income taxes:
Foreign currency translation adjustments	(266)	(421)	(763)
Unrealized loss on short-term investments	(277)	(594)	(819)

Comprehensive income (loss)	$46,204	$(192,395)	$(910,323)

Basic and diluted earnings (loss) per share
Continuing operations	$(0.19)	$(2.81)	$(5.63)
Discontinued operations	1.06	(0.57)	(0.55)
Cumulative effect of change in accounting principle	—	—	(10.88)

Net earnings (loss) per share	$0.87	$(3.37)	$(17.07)

Shares used to compute basic and diluted earnings (loss) per share	54,019	56,729	53,253

(*) Employee stock-based compensation:
Sales and marketing	$83	$31	$234
Research and development	166	179	232
General and administrative	1,244	97	78

Total	$1,493	$307	$544

See Notes to Consolidated Financial Statements.

NetIQ CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2005, 2004, and 2003

(In thousands, except share and per share amounts)

	Common Stock		Deferred Employee Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances, June 30, 2002	54,588,258	$2,876,462	$(395)	$(1,327,592)	$1,625	4,003,550	$(88,640)	$1,461,460
Exercise of stock options	1,174,385	6,405	—	—	—	—	—	6,405
Issuances of stock under Employee Stock Purchase Plan	609,274	7,356	—	—	—	—	—	7,356
Exercise of warrant	3,837	43	—	—	—	—	—	43
Deferred employee stock-based compensation	—	(550)	550	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	796	—	—	—	—	796
Issuances of stock and options in business combinations, net	165,154	37,754	(1,812)	(35,112)	—	(4,003,550)	88,640	89,470
Foreign currency translation adjustments	—	—	—	—	(763)	—	—	(763)
Unrealized loss on short-term investments	—	—	—	—	(819)	—	—	(819)
Net loss	—	—	—	(908,741)	—	—	—	(908,741)

Balances, June 30, 2003	56,540,908	2,927,470	(861)	(2,271,445)	43	—	—	655,207
Exercise of stock options	888,285	8,868	—	—	—	—	—	8,868
Issuances of stock under Employee Stock Purchase Plan	630,468	6,429	—	—	—	—	—	6,429
Exercise of warrant	6,396	—	—	—	—	—	—	—
Repurchase of common stock	(2,850,000)	(36,927)	—	—	—	—	—	(36,927)
Deferred employee stock-based compensation	—	(230)	230	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	318	—	—	—	—	318
Foreign currency translation adjustments	—	—	—	—	(421)	—	—	(421)
Unrealized loss on short-term investments	—	—	—	—	(594)	—	—	(594)
Net loss	—	—	—	(191,380)	—	—	—	(191,380)

Balances, June 30, 2004	55,216,057	2,905,610	(313)	(2,462,825)	(972)	—	—	441,500
Exercise of stock options	467,604	3,419	—	—	—	—	—	3,419
Issuances of stock under Employee Stock Purchase Plan	611,247	5,960	—	—	—	—	—	5,960
Repurchase of common stock	(8,840,052)	(98,326)	—	—	—	—	—	(98,326)
Deferred employee stock-based compensation	1,647,701	19,159	(18,779)	—	—	—	—	380
Amortization of deferred stock-based compensation	—	—	1,498	—	—	—	—	1,498
Foreign currency translation adjustments	—	—	—	—	(266)	—	—	(266)
Unrealized loss on short-term investments	—	—	—	—	(277)	—	—	(277)
Net income	—	—	—	46,747	—	—	—	46,747

Balances, June 30, 2005	49,102,557	$2,835,822	$(17,594)	$(2,416,078)	$(1,515)	—	$—	$400,635

See Notes to Consolidated Financial Statements.

NetIQ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2005, 2004, and 2003

(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$46,747	$(191,380)	$(908,741)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain from discontinued operations	(65,517)	—	—
Depreciation and amortization	33,350	51,279	58,250
Amortization of employee stock-based compensation	1,879	318	796
Loss on sale of investments and property and equipment	194	145	824
Impairment of goodwill	—	150,842	330,484
Gain on sale of long-term investment	(4,100)	—	—
Gain on sale of technology	(2,893)	—	—
Impairment of long-term investment	—	4,100	—
Equity interest in loss of unconsolidated investee	—	—	500
Impairment of long-term investment in affiliate	—	—	1,438
Write-off of acquired in-process research and development costs	—	773	1,396
Cumulative effect of change in accounting principle	—	—	579,338
Tax benefit from disqualifying dispositions of stock options	—	—	181
Changes in:
Accounts receivable	449	10,720	3,491
Prepaid expenses and other	(678)	1,417	(1,394)
Accounts payable	3,085	823	(245)
Accrued compensation and related benefits	(3,128)	(2,632)	(5,785)
Other liabilities	1,962	(974)	(15,311)
Restructuring liability	(659)	(1,513)	2,834
Deferred revenue	(242)	7,073	(932)

Net cash provided by operating activities	10,449	30,991	47,124

Cash flows from investing activities:
Purchases of property and equipment	(8,033)	(7,367)	(15,291)
Proceeds from sales of property and equipment	46	36	20
Cash used in acquisitions, net	(1,828)	(7,713)	(202,312)
Purchases of short-term investments	(110,163)	(203,771)	(182,967)
Proceeds from sale of long-term investments	5,000	—	—
Proceeds from sale of short-term investments	4,912	26,952	132,742
Proceeds from maturities of short-term investments	139,447	182,574	224,521
Proceeds from sales of technology, net	2,209	—	—
Purchase of technology	(300)	(15,402)	—
Sale of discontinued operations, net	91,061	—	—
Purchases of long-term investments	—	(3,000)	(5,000)
Other	138	(228)	201

Net cash provided by (used in) investing activities	122,489	(27,919)	(48,086)

Cash flows from financing activities:
Proceeds from sale of common stock and exercise of warrant	9,379	15,297	13,803
Repurchase of common stock	(98,327)	(36,927)	—

Net cash provided by (used in) financing activities	(88,948)	(21,630)	13,803

Effect of exchange rate changes on cash	(399)	304	(778)

Net increase (decrease) in cash and cash equivalents	43,591	(18,254)	12,063
Cash and cash equivalents, beginning of year	57,841	76,095	64,032

Cash and cash equivalents, end of year	$101,432	$57,841	$76,095

Noncash investing activities:
Issuance of common stock and options in business combinations	$—	$—	$37,754
Issuance of treasury stock in business combination	$—	$—	$53,528

Supplemental disclosure of cashflow information-cash paid for:
Interest	$107	$31	$40
Income taxes	$2,928	$647	$2,451

See Notes to Consolidated Financial Statements.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2005, 2004, and 2003

1.    Organization and Summary of Significant Accounting Policies

Organization—NetIQ Corporation (Company), established in June 1995, develops, markets and supports systems and security management solutions. The Company markets its products through its field and inside sales organization and reseller channel partners. The terms “we, “our” and “us” throughout these Notes to the Consolidated Financial Statements refer to NetIQ Corporation.

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

Cash Equivalents—We consider all highly liquid debt instruments and time deposits with a remaining maturity of three months or less at the time of purchase to be cash equivalents.

Allowance for Doubtful Accounts—The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable.

Short-term Investments—Short-term investments consist of highly liquid debt instruments with remaining maturities of greater than three months at the time of purchase. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included as a separate component of stockholders’ equity in accumulated other comprehensive income, net of income taxes.

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

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2005, 2004, and 2003

Goodwill—Goodwill represents the excess of acquisition costs over the fair value of net assets acquired. Through June 30, 2002 goodwill was amortized on a straight-line method over three years. On July 1, 2002 we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and discontinued the amortization of goodwill (see Notes 4 and 9). We perform our annual test of impairment of goodwill as of April 30.

Long-Term Investments—Long-term investments consist of equity investments in privately held companies, accounted for under the cost method, as we do not have the ability to exert significant influence.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. If the cost of an investment exceeds its fair value, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold such investment are considered in assessing whether the decline is other-than-temporary. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

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

Revenue Recognition—We primarily generate revenue from licensing software and providing related services. We recognize revenue in accordance with accounting principles generally accepted in the United States of America, as set forth in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and AICPA SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and other related pronouncements. In accordance with these statements, we recognize revenue upon meeting each of the following criteria:

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

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2005, 2004, and 2003

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

We generally recognize revenue from sales made through distributors, resellers, and original equipment manufacturers at the time these partners report that they have sold the software or, alternatively, when we drop- ship the product to the end-user, in each case after all revenue recognition criteria have been met. We also maintain an allowance for potential sales returns.

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

The weighted-average fair values of our stock-based awards to employees are based on the single option valuation approach, forfeitures are recognized as they occur and it is assumed no dividends will be declared. The weighted-average fair value calculations were based on the following assumptions:

	Year ended June 30,
	2005	2004	2003
Estimated life (in years)	4.17	4.29	4.00
Risk-free interest rate	3.3%	3.0%	2.7%
Volatility	65%	61%	74%

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2005, 2004, and 2003

For pro forma purposes, the estimated fair value of our stock-based awards to employees is amortized using the straight-line method over the options’ vesting period. Our pro forma results are as follows (in thousands, except per share amounts):

	Year Ended June 30,
	2005	2004	2003
Reported net income (loss):
Continuing operations	$(10,505)	$(159,175)	$(299,912)
Discontinued operations	57,252	(32,205)	(29,491)
Cumulative effect of change in accounting principle	—	—	(579,338)

Net income (loss)	46,747	(191,380)	(908,741)
Add: Employee stock-based compensation expense included in reported net income (loss), net of income taxes:
Continuing operations	1,493	307	544
Discontinued operations	386	11	252

Total stock-based compensation	1,879	318	796
Less: Employee stock-based compensation determined under the fair value method for all awards, net of income taxes	(49,008)	(60,284)	(74,752)

Pro forma net loss	$(382)	$(251,346)	$(982,697)

Basic and diluted loss per share:
As reported	$0.87	$(3.37)	$(17.07)
Pro forma	$(0.01)	$(4.43)	$(18.45)

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

Earnings Per Share—Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding, less shares subject to repurchase. Diluted earnings per share was the same as basic earnings per share for all periods presented as the effect of potentially dilutive securities is excluded, as their inclusion would be antidilutive due to our net loss from continuing operations.

Concentration of Credit Risk—Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade receivables. Cash equivalents consist primarily of money market funds and certificates of deposit. Short-term investments consist primarily of corporate notes and bonds, U.S. Government and municipalities notes and bonds, floating rate investments, foreign debt issues, asset-backed securities, commercial paper, and certificates of deposit, and are regularly monitored by management. Our investment policy limits the percentage of assets that can be invested in any one issuer of debt and any one type of short-term investment.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2005, 2004, and 2003

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

Certain Significant Risks and Uncertainties—We operate in the software industry, and accordingly, can be affected by a variety of factors. For example, our management believes that changes in any of the following areas could have significant negative effect on our future financial position, results of operations and cash flows: merger integration efforts; demand for systems and security management solutions, including new product introductions by competitors; development of distribution channels; demand for Windows based systems and applications; ability to implement and expand operational customer support and financial control systems to manage growth, both domestically and internationally; the hiring, training and retention of key employees; our relationship with Microsoft and Microsoft’s actions in the marketplace; fundamental changes in technology underlying software products; litigation or other claims against the Company.

Recently Issued Accounting Standards—In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123(R) will be effective for years beginning after June 15, 2005, which is our fiscal year 2006. Management has not yet determined the impact that SFAS No. 123(R) will have on its financial position and results of operations, but expects that the impact will be material.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APBO No. 20 (APBO 20) and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APBO No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective for years beginning after December 15, 2005, which is our fiscal year 2007. We do not expect that the adoption of SFAS No. 154 will have a material impact on our results of operations or financial position.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2005, 2004, and 2003

2.    Discontinued Operations

On March 26, 2005, we entered into a definitive agreement to sell our WebTrends web analytics business to WebTrends Inc. (formerly Spider Holding Inc.), an affiliate of Francisco Partners, L.P., a technology-focused private equity investment firm. The transaction closed on April 30, 2005 and we received $93.0 million in gross proceeds less deal costs of $1.9 million. As part of the transaction, we transferred $42.5 in assets and $16.9 in liabilities, as shown below, to WebTrends and incurred $8.7 million in tax and other expense for a net gain of approximately $56.8 million. In addition, the employment of approximately 237 of our employees was assumed by WebTrends Inc. as of April 30, 2005. As a result of this transaction, we have presented historical NetIQ financial statements to exclude the following from continuing operations:

Discontinued operations income statement detail

(In thousands)

	Year Ended June 30,
	2005	2004	2003
Software license revenue	$13,165	$17,762	$21,792
Service revenue	25,626	26,881	24,295

Total revenue	38,791	44,643	46,087

Cost of software license revenue	147	—	—
Cost of service revenue	6,934	9,654	10,056
Amortization of purchased technology	472	12,042	15,984

Total cost of revenue	7,553	21,696	26,040

Gross profit	31,238	22,947	20,047
Operating expenses:
Sales and marketing	17,874	17,585	19,999
Research and development	9,583	12,856	15,287
General and administration	2,801	46	—
Amortization of other intangible assets	142	6,419	8,564
Employee stock-based compensation	385	11	252
Restructuring charge	5	685	769
Impairment of goodwill	—	16,587	14,447
Write-off of acquired in-process research and development	—	773	—

Total operating expenses	30,790	54,962	59,318

Income taxes	(30)	(190)	9,780

Income (loss) from discontinued operations	$418	$(32,205)	$(29,491)

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2005, 2004, and 2003

Discontinued operations balance sheet detail

(In thousands)

April 30, 2005
(Unaudited)
ASSETS
Accounts receivable, net	$4,754
Prepaid expenses and other	673
Property and equipment, net	4,560
Other intangibles	2,602
Goodwill	29,875

Total assets of discontinued operations	$42,464

LIABILITIES
Accounts payable	$1,308
Accrued compensation and related benefits	1,277
Other liabilities	854
Deferred revenue	12,819
Restructuring liability, current portion	662

Total liabilities of discontinued operations	$16,920

3.    Business Combinations

Fiscal 2005 acquisitions

There were no acquisitions for fiscal 2005.

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

Years Ended June 30, 2005, 2004, and 2003

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

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2005, 2004, and 2003

risks surrounding the successful development and commercialization of each of the in-process research and development projects that were valued.

The goodwill recorded as a result of the acquisition is not deductible for income tax purposes.

PentaSafe had approximately 310 employees at the date of the acquisition. Prior to December 31, 2002 and in connection with the acquisition, we gave termination notices to 55 PentaSafe employees made redundant and accrued $1.7 million related to their severance benefits. The estimated cost of eliminating these positions was accounted for as part of the purchase price. As of June 30, 2004, all redundant employees were no longer employed by the Company. During fiscal 2003, $1.6 million was paid as termination benefits and $48,000 was paid in fiscal 2004.

The following unaudited pro forma information shows the results of operations for fiscal 2003 as if the PentaSafe acquisition had occurred at the beginning of the period presented and at the purchase price established at the time of the acquisition (in thousands, except per share amounts):

Year Ended June 30, 2003
Revenue	$325,420

Loss before cumulative effect of change in accounting principle	$(347,144)

Net loss	$(926,482)

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(6.30)

Net loss per share	$(16.81)

The pro forma results for fiscal 2003 exclude $1.4 million in charges for write-off of acquired in-process research and development as such charges are non-recurring. The pro forma results for fiscal 2003 include amortization of other intangible assets and $11.0 million related to non-recurring charges incurred by PentaSafe.

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

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2005, 2004, and 2003

The pro forma effects to the consolidated financial statements of acquiring Marshal as of the beginning of fiscal 2003 are not presented as such effects are not significant.

4.    Change in Accounting Principle

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

5.    Short-term Investments

Short-term investments consist of the following (in thousands):

	June 30, 2005
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
US government and municipalities notes and bonds	$126,609	$7	$(678)	$125,938
Corporate notes and bonds	42,999	19	(153)	42,865
Asset-backed securities	19,968	4	(62)	19,910
Certificates of deposit	6,601	—	(3)	6,598

Short-term investments	$196,177	$30	$(896)	$195,311

	June 30, 2004
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
US government and municipalities notes and bonds	$165,334	$5	$(449)	$164,891
Corporate notes and bonds	44,658	120	(169)	44,609
Asset-backed securities	16,619	—	(84)	16,535
Certificates of deposit	3,762	—	(16)	3,746

Short-term investments	$230,373	$125	$(718)	$229,781

At June 30, 2005 short-term investments with remaining maturities of greater than three months but less than one year at the time of purchase, had an amortized cost of $31.6 million and fair value of $31.5 million and

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2005, 2004, and 2003

short-term investments with remaining maturities between one to two years at the time of purchase, had an amortized cost of $164.6 million and fair value of $163.8 million. As of June 30, 2005 unrealized losses of $756,000 represented investments that have been in an unrealized loss position for less than 12 months, and $140,000 represented investments that have been in an unrealized loss position for more than 12 months.

Any gains and losses on sales of securities are computed on a specific identification basis. Gross realized gains on the sale of investments for fiscal 2005, 2004 and 2003, were $4,000, $14,000 and $534,000, respectively. Gross realized losses on sale of investments for fiscal 2005, 2004 and 2003 were $1,000, $8,000, $22,000, respectively.

6.    Long-term Investments

During the three months ended December 31, 2004, @Stake, Inc., a company in which we held a long-term investment, was acquired by a third party. Under the terms of the acquisition agreement, we received a $5.0 million payment resulting in a $4.1 million gain, which has been included in other income. No impairments of long-term investments were assessed and recorded in fiscal 2005. In fiscal 2004 we incurred a charge of $4.1 million from a write down of @Stake, Inc., and in fiscal 2003 a charge of $1.4 million resulting from a write down of an investment in an affiliate, based on management’s assessments that the declines in value were other-than-temporary.

7.    Property and Equipment

Property and equipment at June 30 consist of (in thousands):

	2005	2004
Land and building	$33,936	$33,911
Computer equipment and software	40,433	47,402
Leasehold improvements	3,229	7,424
Furniture and fixtures	3,884	4,654
Construction in progress	390	—

	81,872	93,391
Less accumulated depreciation	(41,278)	(43,685)

Property and equipment, net	$40,594	$49,706

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2005, 2004, and 2003

8.    Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Carrying amount	Accumulated Amortization	Net
	June 30, 2005
Purchased technology	$49,154	$37,332	$11,822
Customer contracts	16,465	16,465	—
Customer lists	24,829	21,171	3,658
Publishing rights	1,262	1,077	185
Tradenames	1,894	1,801	93

	$93,604	$77,846	$15,758

	June 30, 2004
Purchased technology	$99,636	$73,968	$25,668
Customer contracts	24,829	12,895	11,934
Customer lists	43,078	42,686	392
Publishing rights	1,262	656	606
Tradenames	3,190	2,750	440

	$171,995	$132,955	$39,040

The net decrease in intangible assets during fiscal year 2005 includes $2.6 million as a result of the sale of WebTrends web analytics business to WebTrends Inc and $21 million as a result of normal amortization.

Estimated future amortization of other intangible assets as of June 30, 2005 is as follows (in thousands):

Fiscal year ending June 30,	Purchased Technology*	Other Intangible Assets
2006	$8,216	$3,751
2007	3,758	—
2008	33	—

Total	$12,007	$3,751

*	Includes publishing rights

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2005, 2004, and 2003

9.    Goodwill

Changes in goodwill during fiscal 2004 and fiscal 2005 are as follows (in thousands):

Balance, June 30, 2003	$272,561
Impairment charge	(150,842)
Goodwill recorded in the acquisition of a business	3,991
Changes to purchase price allocation for acquired assets	(1,629)

Balance, June 30, 2004	124,081
Discontinued operations	(29,875)
Cash payments in accordance with earn out from 2004 acquisition	1,828

Balance, June 30, 2005	$96,034

In September 30, 2003 we reduced our forecasted revenues, operating results and cash flows. This significant change in estimated future results was deemed to be a circumstance requiring an interim review of goodwill for impairment, as prescribed by SFAS No. 142. This resulted in a non-cash impairment charge of $150.8 million in the quarter ended September 30, 2003. The annual reviews of impairment of goodwill conducted as of April 30, 2004 and April 30, 2005 indicated no impairment.

In calculating the impairment charge, the fair values of the reporting units were estimated using a combination of the discounted cash flows and comparable transactions methodologies.

10.    Other Liabilities

Other liabilities at June 30 consist of (in thousands):

	2005	2004
Income tax payable	$4,793	$3,182
Accrued sales and marketing costs	2,826	4,120
Sales tax payable	613	933
Facilities reserve	—	379
Other	4,291	3,198

Other liabilities	$12,523	$11,812

11.    Restructurings

Fiscal 2004 restructuring

During the quarter ended June 30, 2004 we recorded a restructuring charge of $2.5 million related to restructuring of the information technology group and continued cost reduction efforts. Of the $2.5 million charge to restructuring, $1.8 million related to continuing operation and $685,000 was related to discontinued operations.

Pursuant to the restructuring plan, we notified 86 employees that their employment would be terminated. As of June 30, 2005, 83 of these employees had left our employment and 3 employees had their termination rescinded. As of June 30, 2005, $1.7 million had been paid as termination benefits and related costs pursuant to the restructuring.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2005, 2004, and 2003

As part of the restructuring plan, we determined that we no longer required certain office space in Portland, Oregon, and established an accrual of $764,000 for fair value of the facilities consolidation. There is no outstanding liability as of June 30, 2005.

We leased approximately 12,000 square feet of office space in Manukau, New Zealand under a lease that expired in April of 2005. The space was vacated in July of 2004 and a subsequent adjustment of $92,000 was made to the restructuring liability to reflect the estimated remaining obligation under this lease. There is no outstanding liability as of June 30, 2005.

The following summarizes the 2004 restructuring plan activity (in thousands):

	Employee Severance and Other Related Benefits	Facilities Consolidation	Total
Restructuring charge (Quarter ended June 30, 2004)	$1,738	$764	$2,502
Cash payments	(1,377)	(78)	(1,455)

Restructuring liability at June 30, 2004	361	686	1,047
Cash payments	(231)	(97)	(328)
Adjustments to restructuring, net	(73)	92	19

Restructuring liability at September 30, 2004	57	681	738
Cash payments	(57)	(96)	(153)
Adjustments to restructuring, net		(27)	(27)

Restructuring liability at December 31, 2004	—	558	558
Cash payments	—	(112)	(112)
Adjustments to restructuring, net	—	32	32
Classified as discontinued operations	—	(470)	(470)

Restructuring liability at March 31, 2004	—	8	8
Adjustments to restructuring, net		(8)	(8)

Restructuring liability at June 30, 2005	$—	$—	$—

Fiscal 2003 restructuring

Payments made during fiscal 2005 represent the final payments due under the Houston lease obligation, net of sublease income.

The following summarizes the 2003 restructuring plan activity (in thousands):

	Employee Severance and Other Related Benefits	Facilities Consolidation	Total
Restructuring liability at June 30, 2004	$—	$275	$275
Cash payments, net of sub-lease income	—	(275)	(275)

Restructuring liability at June 30, 2005	$—	$—	$—

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2005, 2004, and 2003

12.    Stockholders’ Equity

Employee Stock-Based Compensation—In connection with the acquisition of PentaSafe and the assumption of unvested options, we recorded deferred stock-based compensation of $1.8 million in December 2002. Stock options assumed in the acquisitions are accounted for in accordance with the provisions of FIN 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 and the related deferred stock-based compensation is being amortized straight-line over the vesting period of the options through October 2006 for PentaSafe assumed options.

Employee stock-based compensation expense of $1.5 million, $307,000 and $544,000 was recognized during fiscal 2005, 2004 and 2003, respectively.

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

Common Shares Reserved for Issuance—At June 30, 2005 we had reserved shares of common stock for issuance as follows:

Issuance under stock option plans	19,293,342
Issuance under Employee Stock Purchase Plan	2,334,523

Total	21,627,865

Stock Option Plans—Under the NetIQ Corporation 1995 Stock Plan (1995 Stock Plan) 19,708,003 shares are reserved for issuance to employees, consultants and directors. The 1995 Plan, approved by stockholders, provides for annual increases in the number of shares available for issuance on the first day of each fiscal year equal to the lowest of (i) 2,600,000 shares, (ii) 5% of the outstanding shares of common stock on the first day of the fiscal year, or (iii) a number of shares as authorized by the Board of Directors. At June 30, 2005, the number of shares available for grant was 3,132,929. No increase was authorized for fiscal 2006. The 1995 Stock Plan expires on November 1, 2005.

On December 17, 2001 the Board of Directors approved and adopted the NetIQ Corporation Approved UK Sub Plan (UK Sub Plan) under the NetIQ Amended and Restated 1998 Stock Incentive Compensation Plan (1998 Stock Plan) and reserved 500,000 shares for issuance there under. On October 21, 2003, the Board of Directors approved the reduction of the number of shares reserved for issuance under the UK Sub Plan from 500,000 shares to 250,000 shares. The UK Sub Plan was approved by the United Kingdom Inland Revenue in February 2002 and we have used the shares available under the UK Sub Plan for the purpose of granting options to our

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2005, 2004, and 2003

employees in the Untied Kingdom. At June 30, 2005 the number of shares available for grant under the UK Sub Plan was 152,226.

On January 25, 2002 the Board of Directors approved and adopted the NetIQ Corporation 2002 Stock Plan (2002 Plan), and reserved 1,500,000 shares for issuance thereunder. At June 30, 2005, the number of shares of common stock subject to outstanding options under the 2002 Plan is 925,753, and the number of shares of common stock that may be granted under the 2002 Plan is 519,283. The 2002 Plan has not been approved by stockholders, may be used for non-statutory grants only and no options may be granted to officers or directors.

Incentive stock options are granted at fair market value at the date of grant; non-statutory options may be offered at not less than 85% of fair market value, but are generally issued at fair market value. Generally, options become exercisable over four years and expire between 5 and 10 years after the date of grant.

On June 27, 2005, our Board of Directors awarded restricted stock purchase rights, under the Company’s 1995 Stock Plan, or restricted stock units, under the Company’s 1998 Stock Plan, covering a total of 1,461,836 shares, to substantially all of the Company’s active employees (approximately 950 employees). The program did not include employees resident in certain countries outside the United States where the cost of regulatory compliance (given the number of employees in that jurisdiction or the regulatory scheme) were deemed excessive for the benefits conferred. Restricted stock purchase rights covering a total of 270,000 restricted shares were granted to executive officers, exclusive of the Company’s Chief Executive Officer, who did not participate in this program. These awards vest over an approximately 2 year period.

A summary of stock option activity under the Plans is as follows:

	Shares	Weighted- Average Exercise Price
Outstanding, June 30, 2002 (4,669,142 shares exercisable at a weighted-average price of $31.00)	13,638,049	$31.36
Granted and assumed (weighted-average fair value of $8.36)	8,821,109	$14.24
Exercised	(1,174,385)	$5.45
Canceled	(8,669,889)	$32.15

Outstanding, June 30, 2003 (4,402,405 shares exercisable at a weighted-average price of $25.36)	12,614,884	$21.26
Granted and assumed (weighted-average fair value of $7.32)	6,774,998	$13.69
Exercised	(888,285)	$9.98
Canceled	(3,259,892)	$19.85

Outstanding June 30, 2004 ( 7,104,132 shares exercisable at a weighted-average price of $22.39)	15,241,705	$18.86
Granted and assumed (weighted-average fair value of $4.39)	4,194,806	$9.67
Exercised	(467,604)	$7.31
Canceled	(3,808,777)	$17.54

Outstanding June 30, 2005	15,160,130	$17.00

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2005, 2004, and 2003

The following table summarizes information concerning options outstanding as of June 30, 2005:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Vested at June 30, 2005	Weighted Average Exercise Price
$0.0600-$ 0.9250	156,813	2.56	$0.43	156,813	$0.43
$1.5000-$ 8.9500	2,384,965	5.99	$8.82	2,329,897	$8.82
$9.0000-$12.0000	1,918,371	4.98	$11.37	906,089	$11.38
$12.0900-$13.8700	920,542	5.27	$12.54	346,631	$12.56
$13.9500-$13.9500	2,954,121	5.08	$13.95	1,770,375	$13.95
$13.9900-$14.3500	1,586,740	5.05	$14.18	1,110,355	$14.17
$14.3900-$16.4800	1,549,961	1.69	$16.01	1,409,239	$16.01
$16.9970-$28.7300	2,262,404	6.29	$25.02	1,937,450	$25.11
$28.8000-$94.8750	1,426,213	4.33	$40.80	1,351,263	$41.41

$0.0600-$94.8750	15,160,130	4.96	$17.00	11,318,112	$17.92

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

Employee Stock Purchase Plan—Under the NetIQ Corporation 1999 Employee Stock Purchase Plan (Purchase Plan) eligible employees are permitted to have up to 15% of salary withholdings to purchase shares of

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2005, 2004, and 2003

common stock at a price equal to 85% of the lower of the fair market value of the stock at the beginning or end of the defined purchase period, subject to an annual limitation. During fiscal 2005, 2004 and 2003, 611,247, 630,468 and 609,274 shares of common stock were issued under the Purchase Plan at a weighted-average price of $9.75, $10.20 and $12.07, respectively.

The Purchase Plan provides for annual increases in the number of shares available for issuance under the stock purchase plan on the first day of each fiscal year equal to the lowest of (i) 800,000 shares, (ii) 2% of the outstanding shares of common stock on the first day of the fiscal year, or (iii) a number of shares as authorized by the Board of Directors. At June 30, 2005, the number of shares available for issuance was 2,334,523. No increase was authorized for fiscal 2006.

Common Stock Repurchases—We repurchased and cancelled 8,840,000 shares of our common stock during fiscal 2005 for $98.3 million, pursuant to repurchase programs approved by our Board of Directors in September 2004 and May 2005. We purchased and cancelled 2,850,000 shares of our common stock during fiscal 2004 for $36.9 million, pursuant to a repurchase program approved by our Board of Directors in October 2003.

13.    Income Taxes

The current income tax provision for the years ended June 30, are (in thousands):

	2005	2004	2003
Current:
Federal	$6,451	$122	$1,450
State	2,991	375	115
Foreign	450	3,303	445

Total	$9,892	$3,800	$2,010

Allocated to:
Continuing Operations	$1,597	$3,610	$11,790
Discontinued Operations	30	190	(9,780)
Gain on sale of discontinued operations	8,265	—	—

	$9,892	$3,800	$2,010

No deferred income taxes were provided for during fiscal 2005, 2004 and 2003.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2005, 2004, and 2003

Deferred tax assets at June 30 consist of (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$6,710	$23,540
Research and development and alternative minimum tax credits	5,476	13,746
Accruals deductible in different periods	11,848	7,840

	24,034	45,126
Deferred tax liability:
Other intangible assets	(5,767)	(14,835)

Net deferred tax assets	18,267	30,291
Valuation allowance	(18,267)	(30,291)

Total	$—	$—

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

The valuation allowance decreased by $12.0 million in fiscal 2005, increased by $18.9 million in fiscal 2004, and decreased by $3.3 million during fiscal 2003. As of June 30, 2005, $ 15.7 million of the valuation allowance is attributable to the tax benefit of stock options and will be credited to equity when realized. In addition, when approximately $6.7 million of net operating losses related to certain business combinations are utilized against future income, the related tax benefit of $2.3 million will be reflected as a goodwill reduction and not as a tax expense reduction.

Income / (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle consists of (in thousands):

	Year Ended June 30,
	2005	2004	2003
Domestic	$(9,423)	$(163,404)	$(274,526)
Foreign, net	515	7,840	(13,596)

	$(8,908)	$(155,564)	$(288,122)

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2005, 2004, and 2003

Our effective tax rate from continuing operations differs from the expected benefit at the federal statutory rate as follows (in thousands):

	Year Ended June 30,
	2005	2004	2003
Federal statutory tax benefit	$(3,118)	$(54,447)	$(100,842)
Impairment of goodwill	—	48,424	110,613
Losses not benefited	3,861	8,689	—
Effect of international operations	270	559	4,916
Write-off of acquired in-process research and development	—	—	489
State tax expense	538	275	1,245
Research and development tax credit	—	—	(4,052)
Other	46	110	(579)

Tax on continuing operations	$1,597	$3,610	$11,790

At June 30, 2005 we had net operating loss (NOL) carryforwards of approximately $19.2 million for federal income tax purposes. The federal NOL carryforwards expire through 2024. In addition, at June 30, 2005 we had $4.5 million of research and development tax credit and alternative minimum tax credit carryforwards for federal and $1 million for state income tax purposes. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987.

The American Jobs Creation Act of 2004 provides for a tax benefit in connection with repatriations of foreign profits in either fiscal 2005 or 2006. The Company has analyzed these provisions and has concluded that there are currently no significant benefits to realize. No applicable repatriations were made in fiscal 2005. Any possible repatriations in fiscal 2006 are not expected to have a material impact on the Company’s fiscal 2006 tax provision.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2005, 2004, and 2003

14.    Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended June 30,
	2005	2004	2003
Net income (loss) numerator,
Continuing operations	$(10,505)	$(159,175)	$(299,912)
Discontinued operations	57,252	(32,205)	(29,491)
Cumulative effect of change in accounting principle	—	—	(579,338)
Shares denominator:
Weighted-average common shares outstanding	54,019	56,729	53,601
Less weighted-average common shares outstanding subject to repurchase	—	—	(348)

Shares used in computation, basic and diluted	54,019	56,729	53,253

Net earnings (loss) per share, basic and diluted
Continuing operations	$(0.19)	$(2.81)	$(5.63)
Discontinued operations	1.06	(0.57)	(0.55)
Cumulative effect of change in accounting principle	—	—	(10.88)

Net earnings (loss) per share	$0.87	$(3.37)	$(17.07)

For the above-mentioned periods, we had securities outstanding which were excluded from the computation of diluted net loss per share in the periods presented as their effect would have been antidilutive. Such outstanding securities at June 30, 2005 consist of the following (in thousands):

	2005	2004	2003
Common shares outstanding subject to repurchase	—	—	420
Outstanding options	15,160	15,242	12,615

Total	15,160	15,242	13,035

15.    Commitments and Contingencies

Operating Leases—We lease certain facilities under noncancelable operating leases that expire through fiscal 2015 and certain equipment under operating leases. Under the terms of the facility leases, we are responsible for our proportionate share of maintenance, property tax and insurance expenses. Some agreements provide an option to extend the lease for additional specified periods.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2005, 2004, and 2003

Future minimum annual lease commitments, which include lease payments accrued as part of our restructuring liability and facility reserve, are as follows (in thousands):

Fiscal year ending June 30,
2006	$4,751
2007	4,596
2008	3,700
2009	3,068
2010	2,862
Thereafter	9,471

Total	$28,448

Rent expense under operating leases was approximately $5.0 million, $5.2 million, and $5.1 million for fiscal 2005, 2004 and 2003, respectively.

Royalty Agreements—We have non-exclusive worldwide licenses to certain third-party technologies. Based on these agreements, we are required to pay specified royalties based on a percentage of revenue from products incorporating the technologies.

Future minimum annual royalty payments are as follows (in thousands):

Fiscal year ending June 30,
2006	$753
2007	350
2008	350
Thereafter	—

Total	$1,453

Total royalty expense was $3.4 million, $7.2 million, and $6.3 million for fiscal 2005, 2004 and 2003, respectively.

Indemnification—We enter into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that a NetIQ product infringes a patent, copyright or trademark, misappropriates a trade secret, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments we could be required to make under these indemnification agreements. To date, we have not incurred significant costs to defend lawsuits or settle claims related to indemnification agreements. As of June 30, 2005 we recorded a $400,000 liability on our balance sheet in accordance with FIN 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The liability represents the estimated value of the indemnification provided to the acquirer of WebTrends. We had no liabilities recorded for indemnification agreements at June 30, 2004.

At our discretion and in the ordinary course of business, we perform and subcontract the performance of certain services. Accordingly, we enter into standard indemnification agreements with our customers to indemnify them for damage caused by our employees and subcontractors. It is not possible to estimate the

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2005, 2004, and 2003

maximum potential amount of future payments we could be required to make under these indemnification agreements. We maintain insurance policies that may enable us to recover a portion of any such claim. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. We have not recorded any liabilities for these indemnification agreements at June 30, 2005 or June 30, 2004.

As permitted under Delaware law, we have agreements indemnifying our executive officers, directors and some other employees for certain events and occurrences while the officer, director and employee is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable. We maintain directors and officers liability insurance designed to enable us to recover a portion of any future amounts paid. We have not recorded any liabilities for these indemnification agreements at June 30, 2005 or June 30, 2004.

Contingencies—In January 2003 BMC Software, Inc. (BMC) filed suit against us in the U.S. District Court for the Southern District of Texas (Court) for patent and trademark infringement. In August 2003 the Court ordered the litigation stayed, pending arbitration. In September 2003 BMC submitted to the American Arbitration Association a statement of claim seeking a declaratory judgment that BMC’s claims are not subject to arbitration and alleging that it believes that at least AppManager and our former Operations Manager product, the underlying technology of which is licensed to Microsoft, infringe the BMC patent. In October 2003 we submitted our initial answer, denying the claims of infringement asserted by BMC. In November 2003 we filed an amended answer and counterclaim in the arbitration proceeding alleging that BMC infringes a valid patent that we own. BMC has denied the allegations in our counterclaim. In April 2005, BMC amended its statement of claim to assert that one or more of our products infringes an additional patent owned by BMC. We have denied the allegations in the amended claim. Each party is seeking injunctive relief, compensatory and treble damages, interest, and attorneys’ fees with respect to its claims. Currently, discovery is in the very early stages.

We may also be a potential defendant in lawsuits and claims arising in the ordinary course of business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not reimbursed by insurance or otherwise, will not have a material adverse effect on our financial condition or results of operations.

16.    Employee Benefit Plans

We sponsor a 401(k) Savings and Retirement Plan (the Plan) for all eligible employees in the United States. Participants may contribute, on a pre-tax basis, between 1% and 30% of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. Effective July 1, 2001 the Board of Directors authorized a matching contribution whereby we will match 50% of each employee’s contributions up to a maximum of 6% of their compensation or $3,500. Employer matching contributions will vest ratably over five years.

Employer matching contributions under the plans for fiscal 2005, 2004 and 2003 were $2,184,000, $2,317,000 and $2,312,000, respectively.

Contributory pension programs as permissible under the applicable laws of foreign subsidiaries are offered to employees in most foreign subsidiaries.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2005, 2004, and 2003

17.    Major Customers

No single customer accounted for greater than 10% of accounts receivable at June 30, 2005 and June 30, 2004. No single customer accounted for greater than 10% of total revenue in fiscal 2005 and 2004 and Microsoft Corporation accounted for 19% of total revenue during fiscal 2003.

18.    Related Party Transactions

Royalty expense included amounts to an affiliate of $26,800 and $375,000 during fiscal 2004 and 2003, respectively. There were no related party transactions during fiscal 2005.

In the normal course of business we sell our products and services to various businesses, some of which may own our common stock. The terms of any such sales, in the opinion of management, are generally comparable to those offered to other customers based on the products purchased and the size of the transaction.

19.    Segment and Geographical Information

We operate in one reportable segment: the design, development, marketing, support and sales of systems and security management solutions. No individual foreign country accounted for greater than 10% of total revenue or long-lived assets in any of the periods presented. The following table summarizes total net revenue and long-lived assets attributed to foreign locations (in thousands):

	Year Ended June 30,
	2005	2004	2003
Total revenue:
United States	$135,221	$138,880	$198,104
Foreign	77,995	78,120	66,034

Total revenue*	$213,216	$217,000	$264,138

Long-lived assets (excluding goodwill and other intangible assets):
United States	$43,064	$53,867	$62,265
Foreign	2,173	2,942	3,288

Total long-lived assets	$45,237	$56,809	$65,553

*	Revenue is attributed to countries based on location of shipment.

20.    Subsequent Event

On July 18, 2005, the Audit Committee authorized management to prepare and implement a plan of organizational restructuring to take place principally in the first and second quarters of fiscal year 2006, consisting of headcount reductions and realignment and movement of operations.

NetIQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2005, 2004, and 2003

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

	Year Ended June 30, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue:	$53,884	$58,130	$51,098	$50,104
Gross profit:	43,078	47,390	40,241	39,284
Gain (loss) from continuing operations	(4,472)	3,368	(3,230)	(6,171)
Gain from discontinued operation	593	1,639	167	54,853
Net income (loss)	(3,879)	5,007	(3,063)	48,682

Basic earnings (loss) per share:(1)
Continuing operations	$(0.08)	$0.06	$(0.06)	$(0.12)
Discontinued operations	0.01	0.03	0.00	1.06

Net earnings (loss) per share	$(0.07)	$0.09	$(0.06)	$0.94

Diluted earnings (loss) per share:(1)
Continuing operations	$(0.08)	$0.06	$(0.06)	$(0.12)
Discontinued operations	0.01	0.03	0.00	1.06

Net earnings (loss) per share	$(0.07)	$0.09	$(0.06)	$0.94

Shares used to compute basic earnings per share	55,143	54,958	54,162	51,792
Shares used to compute diluted earnings per share	55,143	55,859	54,162	51,792

(1)	The sum of quarterly per share amounts do not equal per share amounts reported for the year due to changes in the number of weighted-average shares outstanding and the effects of rounding in individual quarters.

	Year Ended June 30, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue:	$52,579	$52,297	$55,428	$56,696
Gross profit:	42,608	42,678	45,223	46,129
Loss from continuing operations	(141,966)	(6,109)	(5,338)	(5,762)
Loss from discontinued operation	(21,648)	(4,138)	(5,269)	(1,150)
Net loss:	(163,614)	(10,247)	(10,607)	(6,912)

Basic and diluted loss per share(1)
Continuing operations	$(2.52)	$(0.11)	$(0.09)	$(0.10)
Discontinued operations	(0.38)	(0.07)	(0.09)	(0.02)

Net loss per share	$(2.91)	$(0.18)	$(0.19)	$(0.12)

Shares used to compute basic and diluted earnings per share	56,306	56,870	57,045	55,953

(1)	The sum of quarterly per share amounts do not equal per share amounts reported for the year due to changes in the number of weighted-average shares outstanding and the effects of rounding in individual quarters.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Charged (credited) to cost and expenses	Other	Recoveries (Deductions)	Balance at end of period
Year ended June 30, 2003
Allowance for uncollectible accounts	$1,419	$(165)	$161	$(310)	$1,105
Allowance for sales returns	$1,610	$1,072	$—	$(1,581)	$1,101

Year ended June 30, 2004
Allowance for uncollectible accounts	$1,105	$(152)	$(161)	$(121)	$671
Allowance for sales returns	$1,101	$1,106	$—	$(1,344)	$863

Year ended June 30, 2005
Allowance for uncollectible accounts	$671	$(65)	$(112)	$61	$555
Allowance for sales returns	$863	$586	$(110)	$(758)	$581