Form 10-Q
period 2005-09-30
NETIQ CORP
filed 2005-11-09
CIK 1084827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

As of October 31, 2005, the Registrant had outstanding 41,895,242 shares of Common Stock.

NETIQ CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NetIQ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2005	June 30, 2005 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,653	$101,432
Short-term investments	144,466	195,311
Accounts receivable, net	23,712	25,989
Prepaid expenses and other	6,188	6,694

Total current assets	262,019	329,426

Property and equipment, net	20,827	40,594
Other intangible assets, net	10,658	15,758
Other assets	1,368	929
Long-term investments	3,714	3,714
Goodwill	96,034	96,034

Total assets	$394,620	$486,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,767	$9,939
Accrued compensation and related benefits	10,264	10,034
Other liabilities	14,454	12,523
Deferred revenue, current portion	46,913	50,703
Restructuring liability	896	—

Total current liabilities	83,294	83,199

Deferred revenue, net of current portion	2,546	2,621

Total liabilities	85,840	85,820

Stockholders’ equity:
Common stock-$0.001 par value; 250,000,000 shares authorized, 43,550,369 issued and outstanding at September 30, 2005; 49,102,557 issued and outstanding at June 30, 2005	2,760,817	2,835,822
Deferred employee stock-based compensation	—	(17,594)
Accumulated deficit	(2,450,606)	(2,416,078)
Accumulated other comprehensive loss	(1,431)	(1,515)

Total stockholders’ equity	308,780	400,635

Total liabilities and stockholders’ equity	$394,620	$486,455

(1)	Derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Software license revenue	$18,511	$29,322
Service revenue	26,654	24,562

Total revenue	45,165	53,884

Cost of software license revenue	1,196	1,349
Cost of service revenue	6,948	6,504
Amortization of purchased technology	2,979	2,953

Total cost of revenue	11,123	10,806

Gross profit	34,042	43,078

Operating expenses:
Sales and marketing	24,704	25,804
Research and development	13,597	13,288
General and administration	10,749	6,277
Amortization of other intangible assets	2,122	2,122
Other	—	173
Restructuring charge	19,878	19

Total operating expenses	71,050	47,683

Loss from operations	(37,008)	(4,605)

Other income (expenses):
Interest income	1,739	1,193
Other income (expenses), net	1,116	(253)

Total other income	2,855	940

Loss before income taxes	(34,153)	(3,665)
Income tax expense	375	807

Loss from continuing operations	(34,528)	(4,472)
Income from discontinued operations, net of tax	—	593

Net loss	$(34,528)	$(3,879)

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(6)	79
Unrealized gain on short-term investments	90	147

Comprehensive loss	$(34,444)	$(3,653)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.76)	$(0.08)
Discontinued operations	$—	$0.01

	$(0.76)	$(0.07)

Shares used to compute basic and diluted earnings (loss) per share	45,176	55,143

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(34,528)	$(3,879)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,158	8,389
Stock-based compensation	8,396	175
Loss on sale of investments and property and equipment	97	9
Impairment of long-lived asset	18,474	—
Changes in:
Accounts receivable	2,278	3,955
Prepaid expenses and other	145	(818)
Accounts payable	846	465
Accrued compensation and related benefits	250	(1,032)
Other liabilities	1,943	(344)
Restructuring liability	896	(584)
Deferred revenue	(3,844)	(2,412)

Net cash provided by operating activities	2,111	3,924

Cash flows from investing activities:
Purchases of property and equipment, net	(879)	(2,160)
Cash used in acquisitions	—	(231)
Purchases of short-term investments	(3,947)	(17,506)
Proceeds from maturities of short-term investments	54,882	20,880
Proceeds from sale of long-term investment	—	4,912
Other	(107)	(2)

Net cash provided by investing activities	49,949	5,893

Cash flows used in financing activities:
Proceeds from sale of common stock	8,259	24
Repurchase of common stock	(74,184)	(4,076)

Net cash used in financing activities	(65,925)	(4,052)

Effect of exchange rate changes on cash	86	267

Net increase (decrease) in cash and cash equivalents	(13,779)	6,032
Cash and cash equivalents, beginning of period	101,432	57,841

Cash and cash equivalents, end of period	$87,653	$63,873

Supplemental disclosure of cash flow information:
Cash paid for interest	$86	$—
Cash paid for income taxes	$61	$3

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2005 and 2004

(Unaudited)

1. Basis of Presentation

Interim Financial Information—The accompanying financial statements include the accounts of NetIQ Corporation and its subsidiaries. We have subsidiaries in Canada, Europe, Asia Pacific, and South America.

These interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. All intercompany accounts and transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results to be expected for the entire fiscal year ending June 30, 2006.

These interim financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

2. Discontinued Operations

On March 26, 2005, we entered into a definitive agreement to sell our WebTrends web analytics business to an affiliate of Francisco Partners, L.P., a technology-focused private equity investment firm. The transaction closed on April 30, 2005 and we received $93.0 million in gross proceeds less transaction-related costs of $1.9 million. As part of the transaction, we transferred $42.5 million in assets and $16.9 million in liabilities to WebTrends and incurred $8.7 million in tax and other expense for a net gain of approximately $56.8 million. In addition, the employment of approximately 237 of our employees was assumed by the acquirer as of April 30, 2005. As a result of this transaction, the historical NetIQ financial statements exclude the following:

Discontinued operations income statement detail

(In thousands)

Three Months Ended September 30, 2004
Software license revenue	$3,677
Service revenue	7,180

Total revenue	10,857

Cost of service revenue	2,038
Amortization of purchased technology	142

Total cost of revenue	2,180

Gross profit	8,677

Operating expenses:
Sales and marketing	4,972
Research and development	2,852
General and administration	160
Amortization of other intangible assets	43
Employee stock-based compensation	2

Total operating expenses	8,029

Income tax expense	55

Income from discontinued operations	$593

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2005 and 2004

(Unaudited)

3. Stock Based Compensation Plans

Prior to July 1, 2005, we accounted for our employee stock plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation. Accordingly, most share-based compensation was included as a pro forma disclosure in the financial statements footnotes.

Effective July 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)), using the modified-prospective transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) share-based payments granted prior to, but not vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123 and (2) share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

In fiscal 2005, in anticipation of the adoption of SFAS No. 123(R), we adjusted the mix of employee long-term incentive compensation by reducing the use of stock options and increasing the use of other equity-based awards, specifically restricted stock and restricted stock units. First quarter 2006 results include stock compensation expense of $8.4 million. Compensation expense related to share-based awards is generally amortized over the vesting period in cost of revenue, sales and marketing, research and development and general and administration expenses in the consolidated statement of operations. As of September 30, 2005, there was $38.1 million of total unrecognized compensation cost related to nonvested share-based compensation that we expect to recognize over the remaining vesting period of the stock-based awards.

The following table illustrates the effect on net loss and loss per share if the Company had expensed stock options in accordance with the provisions of SFAS No. 123(R) in the three months ended September 30, 2004.

Three Months Ended September 30, 2004
Reported net loss	$(3,879)
Employee stock-based compensation included in reported net loss	175
Employee stock-based compensation determined under the fair value method for all awards, net of income taxes	(12,194)

Pro forma net loss	$(15,898)

Basic and diluted loss per share:
As reported	$(0.07)
Pro forma	$(0.29)

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2005 and 2004

(Unaudited)

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the terms and characteristics of our stock option awards. The Black-Scholes model also requires the use of subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The weighted-average fair value of stock-based compensation to our employees is based on the single option valuation approach. Forfeitures are estimated, and it is assumed no dividends will be declared. The fair value calculations are based on the following assumptions:

	Three Months Ended September 30,
	2005	2004
Estimated life (in years)	0.5 - 4.0	2.5 - 4.0
Risk-free interest rate	3.2 - 4.0%	3.2%
Volatility	32 - 60%	66%

4. Allowance for Uncollectible Accounts and Sales Returns

Accounts receivable are presented net of allowance for uncollectible accounts and sales returns. Changes in the allowance for uncollectible accounts and sales returns during the three months ended September 30, 2005 are as follows (in thousands):

	Uncollectible Accounts	Sales Returns
Balances, June 30, 2005	$555	$581
Decrease in allowance	(69)	(66)
Recoveries, net	3	16

Balances, September 30, 2005	$489	$531

5. Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Carrying Amount	Accumulated Amortization	Net
	September 30, 2005
Purchased technology	$49,154	$40,206	$8,948
Customer contracts	24,829	23,239	1,590
Customer lists	16,465	16,465	—
Publishing rights	1,262	1,182	80
Tradenames	1,894	1,854	40

Total	$93,604	$82,946	$10,658

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2005 and 2004

(Unaudited)

	Carrying Amount	Accumulated Amortization	Net
	June 30, 2005
Purchased technology	$49,154	$37,332	$11,822
Customer contracts	16,465	16,465	—
Customer lists	24,829	21,171	3,658
Publishing rights	1,262	1,077	185
Tradenames	1,894	1,801	93

Total	$93,604	$77,846	$15,758

Estimated future amortization of other intangible assets as of September 30, 2005 is as follows (in thousands):

Fiscal year ending June 30,	Purchased Technology*	Other Intangible Assets
2006 (remaining 9 months)	$5,237	$1,630
2007	3,758	—
2008	33	—

Total	$9,028	$1,630

* Includes publishing rights

6. Other Liabilities

Other liabilities consist of (in thousands):

	September 30, 2005	June 30, 2005
Income tax payable	$7,729	$4,793
Accrued sales and marketing costs	2,427	2,826
Sales tax payable	537	613
Other	3,761	4,291

Other liabilities	$14,454	$12,523

7. Restructuring Liability

Fiscal 2006 restructuring

During the quarter ended September 30, 2005 we recorded restructuring expense of $19.9 million related to organizational restructuring, consisting of headcount reductions and realignment and movement of operations including the planned sale of our corporate headquarters in San Jose, for which we have taken an impairment charge of $18.5 million. The carrying value of the corporate headquarters asset group, which has been classified as held for sale, is approximately $10.0 million, of which $5.7 million is attributed to the land and $4.3 million is attributed to the building and leasehold improvements. This value was based on a market analysis.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2005 and 2004

(Unaudited)

Pursuant to the restructuring plan, we notified 118 employees that their employment would be terminated. As of September 30, 2005, 45 of these employees had left our employment and the terminations of 8 employees were rescinded. As of September 30, 2005, $508,000 had been paid as termination benefits and related costs pursuant to the restructuring and we had recorded a liability of $896,000.

The following summarizes the 2006 restructuring plan activity (in thousands):

Employee Severance and Other Related Costs
Restructuring charge (Quarter ended September 30, 2005)	$1,404
Cash payments	(508)

Restructuring liability at September 30, 2005	$896

Fiscal 2004 restructuring

During the quarter ended June 30, 2004 we recorded a restructuring charge of $2.5 million related to restructuring of the information technology group and continued cost reduction efforts. Of the $2.5 million charge to restructuring, $1.8 million related to continuing operations and $685,000 related to discontinued operations.

Pursuant to the restructuring plan, we notified 86 employees that their employment would be terminated. As of June 30, 2005, 83 of these employees had left our employment and 3 employees had their terminations rescinded. As of June 30, 2005, $1.7 million had been paid as termination benefits and related costs pursuant to the restructuring.

As part of the restructuring plan, we determined that we no longer required certain office space in Portland, Oregon, and established an accrual of $764,000 for fair value of the facilities consolidation. The restructuring plan was completed as of June 30, 2005 and all payments accrued under the plan had been made.

We leased approximately 12,000 square feet of office space in Manukau, New Zealand under a lease that expired in April of 2005. The space was vacated in July of 2004 and a subsequent adjustment of $92,000 was made to the restructuring liability to reflect the estimated remaining obligation under this lease. The restructuring plan had been completed as of June 30, 2005 and all payments accrued under the plan had been made.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2005 and 2004

(Unaudited)

The following summarizes the 2004 restructuring plan activity (in thousands):

	Employee Severance and Other Related Costs	Facilities Consolidation	Total
Restructuring charge (Quarter ended June 30, 2004)	$1,738	$764	$2,502
Cash payments	(1,377)	(78)	(1,455)

Restructuring liability at June 30, 2004	361	686	1,047
Cash payments	(231)	(97)	(328)
Adjustments to restructuring, net	(73)	92	19

Restructuring liability at September 30, 2004	57	681	738
Cash payments	(57)	(96)	(153)
Adjustments to restructuring, net		(27)	(27)

Restructuring liability at December 31, 2004	—	558	558
Cash payments	—	(112)	(112)
Adjustments to restructuring, net	—	32	32
Classified as discontinued operations	—	(470)	(470)

Restructuring liability at March 31, 2005	—	8	8
Adjustments to restructuring, net		(8)	(8)

Restructuring liability at June 30, 2005	$—	$—	$—

8. Earnings Per Share

During the three months ended September 30, 2005 and 2004 we had securities outstanding which could potentially dilute earnings per share. However, we excluded these securities from the computation of diluted earnings per share because the effect of including them would have been antidilutive. Such outstanding securities for the three months ended September 30, 2005 and 2004, consisted of outstanding options to purchase 12,398,153 and 17,607,152 common shares, respectively.

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

As of June 30, 2005 we had recorded a $400,000 liability on our balance sheet in accordance with FIN 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The liability represents the estimated value of the indemnification provided to the acquirer of WebTrends. We recorded no additional liabilities for indemnification agreements during the period ended September 30, 2005.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2005 and 2004

(Unaudited)

At our discretion and in the ordinary course of business, we perform and subcontract the performance of certain services. Accordingly, we enter into standard indemnification agreements with our customers to indemnify them for damage caused by our employees and subcontractors. It is not possible to estimate the maximum potential amount of future payments we could be required to make under these indemnification agreements. We maintain insurance policies that may enable us to recover a portion of any such claim. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. We have not recorded any liabilities for these indemnification agreements at September 30, 2005 or June 30, 2005.

As permitted under Delaware law, we have agreements indemnifying our executive officers, directors and some other employees for certain events and occurrences while the officer, director and employee is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable. We maintain directors and officers liability insurance designed to enable us to recover a portion of any future amounts paid. We have not recorded any liabilities for these indemnification agreements at September 30, 2005 or June 30, 2005.

Contingencies—In January 2003 BMC Software, Inc. (BMC) filed suit against us in the U.S. District Court for the Southern District of Texas (Court) for patent and trademark infringement. In August 2003 the Court ordered the litigation stayed, pending arbitration. In September 2003 BMC submitted to the American Arbitration Association a statement of claim seeking a declaratory judgment that BMC’s claims are not subject to arbitration and alleging that it believes that at least AppManager and our former Operations Manager product, the underlying technology of which is licensed to Microsoft, infringe the BMC patent. In October 2003 we submitted our initial answer, denying the claims of infringement asserted by BMC. In November 2003 we filed an amended answer and counterclaim in the arbitration proceeding alleging that BMC infringes a valid patent that we own. BMC has denied the allegations in our counterclaim. In April 2005, BMC amended its statement of claim to assert that one or more of our products infringes an additional patent owned by BMC. We have denied the allegations in the amended claim. Each party is seeking injunctive relief, compensatory and treble damages, interest, and attorneys’ fees with respect to its claims. A hearing on the construction of the claims of the patents has been held and discovery is in the early stages.

We may also be a potential defendant in lawsuits and claims arising in the ordinary course of business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not reimbursed by insurance or otherwise, will not have a material adverse effect on our financial condition or results of operations.

10. Major Customer

At September 30, 2005 one customer represented 12% of our accounts receivable. At June 30, 2005, no single customer represented more than 10% of our accounts receivable.

No single customer accounted for more than 10% of our revenue during the three months ended September 30, 2005 or 2004.

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

During fiscal 2005, we publicly unveiled our Knowledge-Based Service Assurance product strategy (KBSA). The key elements to this strategy are four product areas: (1) Performance & Availability Management (including VoIP Management), (2) Security Management, (3) Configuration & Vulnerability Management, and (4) Operational Change Control, each delivered across four IT disciplines – Operational Integrity, Service Management, Policy Compliance, and Risk Management. Also central to our KBSA strategy is deep integration among the four product areas to enable cross-product analyses, the sharing of important technology components, and the use of a common reporting engine and user interface to deliver cross-product and cross-user-group value.

Achieving the KBSA product vision will require several years of intense product development. Accordingly, in conjunction with the adoption of our KBSA product strategy, we commenced directing our product investments to key areas of that strategy and began making efforts to exit or deemphasize business areas that do not support that strategy.

Our determination to concentrate on our KBSA product strategy resulted in the sale of our WebTrends web analytics business to, an affiliate of Francisco Partners, L.P., a private equity investment firm. The transaction closed on April 30, 2005 and we received approximately $91.1 million in net proceeds, resulting in a pretax net gain of approximately $65.5 million, which is reflected as a gain from sale of discontinued operations net of tax in the fiscal 2005 income statement. In addition, the employment of approximately 237 of our employees was assumed by the acquirer as of April 30, 2005. Accordingly, the historical financial statements of NetIQ have been retroactively adjusted to account for WebTrends as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

In July 2005, we announced a plan of organizational restructuring to take place in fiscal 2006, consisting of headcount reductions and realignment and movement of operations. During the first quarter of fiscal 2006 we incurred approximately $1.4 million in employee severance and related cost and $18.5 million in impairment charges related to the planned sale of our San Jose headquarters, as it is now held for sale, in accordance with SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets. The impairment charge resulted in a current net book value for the corporate headquarters asset group of $10.0 million. As part of the restructuring and realignment, we entered into an agreement with a third party to provide us with software product development services and other professional services. These services will be rendered principally from a Global Operations Center located in Bangalore, India, and we will own the work product created under the agreement. These actions are designed to adjust expenses to a level more consistent with historical and anticipated revenues.

We believe that the sale of WebTrends and our organizational restructuring should enhance our long-term strategic direction and provide us greater opportunity to increase shareholder value by accelerating innovation in our core business. We intend to continue to evaluate our options across remaining non-core product areas within NetIQ as we increase our focus on executing our KBSA product strategy.

We have taken action to align the compensation of our executive management team with the interests of our stockholders through the use of employee equity-based compensation, including both stock options and restricted stock. Our chief executive officer has forgone all cash compensation, and instead has received equity-based compensation, since September 2003. These arrangements are more fully detailed in our proxy statement, which was filed with the SEC on October 18, 2005.

Accounting Change

Effective July 1, 2005, we adopted SFAS No. 123(R). This new accounting standard requires all shares-based payments to employees, including stock options, to be recognized in the statement of operations based on their fair values. We adopted the accounting standard using the modified-prospective transition method. Prior to the adoption of SFAS 123(R), we accounted for our employee stock plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, Accordingly, most share-based compensation was included as a pro forma disclosure in the financial statement footnotes. Our fiscal 2006 first quarter loss, as reported on the statement of operations in Form 10-Q, included $8.4 million of stock compensation expense recognized in accordance with SFAS No. 123(R).

Stock Repurchases

Our Board of Directors periodically has authorized plans to repurchase shares of our outstanding common stock. A summary of the stock repurchase plans and the activity in each plan follows (in thousands except share amounts):

	May 2005 Program	September 2004 Program	October 2003 Program
Program size	Up to $200 million of outstanding stock	Up to $50 million of outstanding stock	Up to 5% of outstanding stock

Shares purchased as of September 30, 2005	13,210,206	2,004,742	2,850,000

Cash used as of September 30, 2005	$148,504	$23,526	$36,927

Amount remaining in program	$ 51,496	Program replaced by May 2005 program	Complete

On September 8, 2004, our Board of Directors approved a plan to buy back up to $50 million in NetIQ common stock over 12 months. On May 5, 2005 the Board of Directors replaced this program with a new program to buy back up to $200 million in NetIQ common stock over the 12 month period beginning May 5, 2005. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without prior notice. Common stock repurchases in the first quarter of fiscal year 2006 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 1, 2005 - July 31, 2005	1,588,167	$11.55	1,588,167	$106,855
August 1, 2005 - August 31, 2005	2,344,393	$11.01	2,344,393	$81,032
September 1, 2005 - September 30, 2005	2,442,336	$12.09	2,442,336	$51,496

Total	6,374,896		6,374,896

Comparison of Three Months Ended September 30, 2005 and 2004

Total Revenue. Total revenue and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended September 30,		Percentage Change
	2005	2004
Software license revenue	$18,511	$29,322	(37)%
Service revenue	26,654	24,562	9%

Total revenue	$45,165	$53,884	(16)%

	Revenue as % of Total Revenue
	Three Months Ended September 30,
	2005	2004
Software license revenue	41%	54%
Service revenue	59%	46%

Total revenue	100%	100%

Total revenue decreased by $8.7 million or 16% during the three months ended September 30, 2005, compared with the three months ended September 30, 2004. Software license revenue represented 41% of total revenue for the three months ended September 30, 2005 and 54% of total revenue for the three months ended September 30, 2004, with service revenue representing the balance.

Software License Revenue. Total software license revenue decreased by $10.8 million or 37% during the three months ended September 30, 2005 compared with the three months ended September 30, 2004. The decrease in license revenue in the most recent quarter compared with the same quarter of last year was substantially a result of lower sales of both our core and non-core products and the termination of the Ixia revenue.

Service Revenue. Service revenue consists of revenue from the sale of maintenance service agreements, consulting services and training services. Service revenue increased by $2.1 million or 9% during the three months ended September 30, 2005 compared with the three months ended September 30, 2004. The increase was primarily due to maintenance renewals by our existing customers and an overall increase in professional services provided to new and existing customers.

Total Cost of Revenue. Total cost of revenue and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended September 30,
	2005	2004
Cost of software license revenue	$1,196	$1,349
As percentage of license revenue	6%	5%

Cost of service revenue	6,948	6,504
As percentage of service revenue	26%	26%

Amortization of purchased technology	2,979	2,953

Total cost of revenue	$11,123	$10,806

As percentage of total revenue	25%	20%

Total cost of revenue increased by 3% or $317,000 during the three months ended September 30, 2005 when compared with the three months ended September 30, 2004.

Cost of Software License Revenue. Cost of software license revenue includes royalties paid to third parties, personnel and other costs associated with software packaging, documentation such as user manuals and CDs, and production, as well as shipping. Cost of software license revenue as a percentage of related license revenue increased from 5% during the three months ended September 30, 2004 to 6% during the three months ended September 30, 2005. We expect our cost of software license revenue to remain relatively constant in absolute dollars during the three months ending December 31, 2005 compared with the three months ended September 30, 2005.

Cost of Service Revenue. Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services and training services. Cost of service revenue as a percentage of related service revenue was relatively constant as a percentage of related service revenue for the three months ended September 30, 2005 and September 30, 2004. We expect our cost of service revenue, in absolute dollars, to remain relatively constant during the three months ending December 31, 2005 compared with the three months ended September 30, 2005.

Amortization of Purchased Technology. Purchased technology consists of developed software capitalized in our acquisitions or purchased separately, and is amortized using the straight-line method over the estimated useful life of the software, generally three years. Amortization was relatively constant at $3.0 million during the three months ended September 30, 2005, and 2004. We expect to amortize approximately $2.6 million of purchased technology during the three months ending December 31, 2005, absent further acquisitions, impairments or divestitures.

Operating Expenses

Sales and Marketing. Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, and expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows, lead generation activities and proportionately allocated facilities and information technology costs.

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	September 30,
	2005	2004
Sales and marketing expenses	$24,704	$25,804
Percentage change from comparable prior period	(4)%
As a percentage of total revenue	55%	48%
Headcount at September 30	351	409

Sales and marketing expenses decreased by $1.1 million or 4% during the three months ended September 30, 2005 compared with the corresponding period a year earlier. The decrease in absolute dollars for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 is principally a result of lower overall headcount and the payment of lower incentive compensation amounts. The savings resulting from the lower overall headcount was offset by stock compensation charges of approximately $1.7 million related to the adoption of SFAS No. 123(R) resulting in a net decrease of $1.1 million period over period. Sales and marketing as a percentage of revenue increased from 48% during the three months ended September 30, 2004 to 55% during the three months ended September 30, 2005. During the three months ending December 31, 2005, we expect sales and marketing expenses to decrease slightly in absolute dollars.

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

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended September 30,
	2005	2004
Research and development	$13,597	$13,288
Percentage change from comparable period	2%
As a percentage of total revenue	30%	25%
Headcount at September 30	258	309

Research and development expenses increased by $309,000 or 2% during the three months ended September 30, 2005 compared with the three months ended September 30, 2004. This increase in absolute dollars resulted principally from stock compensation expense of $1.9 million related to the adoption of SFAS 123(R) and initial charges related to the outsourcing arrangement entered into during July 2005. These costs are partially offset by the lower overall cost associated with the decrease in headcount. We anticipate research and development spending to increase slightly during the three months ending December 31, 2005 compared to the three months ended September 30, 2005.

General and Administrative. Our general and administrative expenses consist primarily of personnel costs for finance and administration, as well as directors and officers insurance, director’s fees, professional services expenses, such as legal and accounting fees, and proportionately allocated facilities and information technology costs.

General and administrative expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended September 30,
	2005	2004
General and administrative	$10,749	$6,277
Percentage change from comparable period	71%
As a percentage of total revenue	24%	12%
Headcount at September 30	152	178

General and administrative expenses increased by $4.5 million or 71% during the three months ended September 30, 2005 compared with the three months ended September 30, 2004. The increase in absolute dollars in the three month period was primarily due to stock compensation expense of $4.4 million related to the adoption of SFAS 123(R). Excluding stock compensation, general and administrative expenses increased by $119,000 quarter over quarter. The increase primarily represents additional costs for outside legal and accounting services. These increases were partially offset by a decrease in employee-related costs due to lower overall headcount and a decrease in insurance costs. We anticipate general and administrative costs to decrease slightly during the three months ending December 31, 2005 compared with the three months ended September 30, 2005.

Amortization of Other Intangible Assets. Amortization of other intangible assets includes amortization of capitalized values relating to customer contracts, customer lists, patents, and trade name intangibles from our acquisitions. Other intangible assets are amortized using the straight-line method over their estimated useful life, generally three years. Amortization remained unchanged at $2.1 million during the three months ended September 30, 2005 and 2004. During the three months ending December 31, 2005 we expect to amortize approximately $1.6 million of other intangible assets, absent further acquisitions, impairments or divestitures.

Restructuring Charge. During the three months ended September 30, 2005, we recorded a restructuring charge of $19.9 million related to a plan to realign the business and relocate operations. Of the $19.9 million charge, $18.5 million related to impairment of our corporate headquarters in San Jose and $1.4 million related to severance and other employee costs. During the three months ended June 30, 2004, we recorded a restructuring charge of $2.5 million related to a plan to terminate the employment of certain employees and to vacate certain of our facilities related to restructuring our information technology group and operations and continued cost reduction efforts. During the first quarter of fiscal year 2005 we included the costs associated with the lease for our New Zealand facility in the restructuring charge, which was partially offset by a reduction in employee related costs resulting in a net increase in the liability.

Total Other Income (Expenses). Total other income (expenses) is primarily composed of interest income on our cash, cash equivalents and short-term investments, foreign exchange gains and losses, and other non-operating gains. Interest income during the three months ended September 30, 2005 increased to $1.7 million compared with $1.2 million during the three months ended September 30, 2004.

During the three months ended September 30, 2005 we recorded other income of $1.1 million related to gains on sales of certain non-core assets.

Income Taxes. We recorded income tax expense of $375,000 during the three months ended September 30, 2005 compared with income tax expense of $807,000 during the three months ended September 30, 2004. Tax expense is booked based on the estimated tax obligation for the entire year and includes foreign income tax, state franchise tax and federal alternative minimum tax.

Liquidity and Capital Resources

At September 30, 2005, we held $87.7 million in cash and cash equivalents and $144.5 million in short-term investments, for a total of $232.1 million compared with $296.7 million as of June 30, 2005, a decrease of $64.6 million. The primary reasons for the decrease during the three month period were the repurchase of shares of our common stock for a total purchase price of $74.2 million, and capital expenditures of $879,000. These decreases were partially offset by cash generated from operations of $2.1 million, and the sale of common stock under our stock option plans for $8.3 million.

Our operating activities resulted in net cash inflows of $2.1 million and $3.9 million during the three months ended September 30, 2005 and 2004, respectively. During the three months ended September 30, 2005, the primary non-cash charges were $18.5 million for the impairment of the San Jose corporate headquarters, depreciation and amortization of $7.2 million and $8.4 million in stock-based compensation. During the three months ended September 30, 2004, the primary non-cash charge was depreciation and amortization of $8.4 million. In addition, changes in assets and liabilities provided cash of $2.5 million and used $770,000 during the three months ended September 30, 2005 and 2004, respectively.

Our investment activities resulted in net cash inflows of $49.9 million for the three month period ended September 30, 2005 and $5.9 million for the three month period ended September 30, 2004. During the three months ended September 30, 2005 and 2004, primary uses of cash from investing activities were acquisitions of property and equipment of $879,000 and $2.2 million, respectively, principally for computer hardware and software, purchases of short-term investments of $3.9 million and $17.5 million, respectively and purchases of technology of $231,000 during the three months ended September 30, 2004. The principal sources of cash during the three months ended September 30, 2005 and 2004 were maturities of short-term investments of $54.9 million and $20.9 million, respectively. In addition, for the three months ended September 30, 2004 the sale of a long-term investment generated cash of $4.9 million.

During the three months ended September 30, 2005 and 2004 financing activities used $74.2 million and $4.1 million in cash, respectively, for the purchase of common stock. Financing activities generated cash of $8.3 million and $24,000 during the three months ended September 30, 2005 and 2004, respectively, from proceeds from the sale of common stock under our stock option and employee stock purchase plans.

As of September 30, 2005, we had no significant debt.

Long-term Obligations

The following summarizes our long-term obligations as of September 30, 2005 and the effect we expect such obligations to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating leases	$27,219	$4,736	$7,882	$5,806	$8,795
Future minimum royalty payments	1,002	652	350	—	—
Purchase obligations	1,282	841	441	—	—

Total long-term obligations and commitments	$29,503	$6,229	$8,673	$5,806	$8,795

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustments; therefore actual results could differ from our current estimates. Significant estimates made in the accompanying financial statements are:

•	Allowance for Uncollectible Accounts—We provide an allowance for uncollectible accounts receivable based on our assessment of the collectibility of specific customer accounts and an analysis of the remaining accounts receivable. Changes in the allowance are included as a component of general and administrative expense on the statement of operations. The allowance for uncollectible accounts was $489,000 at September 30, 2005. If actual collections differ significantly from our estimates, we may experience a decrease or increase in our general and administrative expenses.

•	Allowance for Sales Returns—We provide an allowance for sales returns based on historical trends in product returns. Revenue is recognized net of the provision for sales returns. The allowance for sales returns was $531,000 at September 30, 2005. If actual returns differ significantly from our estimates, it may result in a decrease or increase in future revenue.

•	Other Intangible Assets—We record intangible assets when we acquire companies or technology. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Certain identifiable intangible assets such as purchased technology and customer lists are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition and goodwill is capitalized, subject to periodic review for impairment. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Should conditions be different than management’s assessment, material write-downs of the fair value of intangible assets may be required. We periodically review the estimated remaining useful lives of our other intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization expense or a write-down in future periods. As such, any future write-downs of these assets would adversely affect our gross and operating margins.

•	Goodwill—We periodically assess goodwill for impairment. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill as of April 30, or if in the interim impairment indicators are identified with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. Should conditions be different than management’s last assessment, significant write-downs of goodwill may be required. Goodwill as of September 30, 2005 is $96.0 million. Any future write-downs of goodwill will adversely affect our operating margin.

•	Restructuring Liabilities—We regularly evaluate the utilization of our facilities and when future use of a specific facility is no longer required and the facility is no longer occupied, we record a charge for the remaining costs, net of any sublease or other recoveries anticipated. In connection with significant acquisitions and from time to time in an effort to better respond to customer needs, to reduce operating costs or to facilitate better collaboration between organizations, we also restructure our operating activities and organizations, eliminating redundancies in personnel and facilities. Establishing reserves for unoccupied facilities typically is more dependent on the exercise of judgment than a reserve for personnel termination, as sublease rental income or other recoveries are more difficult to estimate than severance benefits or salary continuation payments. At September 30, 2005 we had an $896,000 restructuring liability and no reserves for unoccupied facilities.

•	Provision for Income Taxes—The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. If we do not generate sufficient taxable income, the realization of deferred tax assets could be impaired resulting in additional income tax expense. As a result, we record a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are the result of the tax benefit of disqualifying dispositions of stock options, temporary timing differences, tax credits and acquired net operating losses which will be credited to equity or to tax expense, respectively, when realized. We have established a valuation allowance to fully reserve these deferred tax assets due to the uncertainty regarding their realization.

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

Since our inception, we have incurred significant net losses from continuing operations. During fiscal 2005, 2004 and 2003, we reported net losses from continuing operations of $10.5 million, $159.2 million and $299.9 million, respectively. These losses principally resulted from impairment of goodwill, amortization of purchased technology and other intangible assets, and other acquisition related charges During the first three months of fiscal 2006 we reported a net loss of $34.5 million. This loss principally resulted from amortization of purchased technology and other intangible assets, stock-based compensation and the impairment of a long-lived asset.

We expect to incur a net loss in fiscal 2006. To the extent our operating expenses exceed our expectations or we do not accurately forecast our operating results, our earnings may be harmed, which may in turn adversely affect our stock price.

In recent periods we have adopted a number of measures to better align our expenses with anticipated revenue, including various reductions in headcount, closure of facilities and reorganization of our business, including the divestiture of the Web analytics business, to better address our strategic business initiative. In addition, we have taken steps to improve the efficiency of our sales force. However, while these measures have contributed to improved operating profitability during certain recent periods, we have not been wholly successful in achieving an operating profit commensurate with that of many of our peers, and we continue to focus on reduction of our operating expenses, as well as seeking to grow revenue. The organizational and operational changes that we believe are necessary to achieve an acceptable operating profit may disrupt our business or negatively impact customer service and satisfaction, and consequently our ability to grow our revenue. Such changes also may not result in the intended operational improvements and cost reductions, and may adversely affect our business, results of operations and financial condition.

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

We commenced realignment of our North American sales force during the fourth quarter of fiscal 2005, which could impact our ability to make anticipated sales during the second quarter of fiscal 2006 and thereafter. In addition, we recently announced that we would be reducing our workforce by 15 percent (from the level at March 31, 2005) during fiscal 2006, and we commenced the transfer of selected business operations from San Jose, California to Houston, Texas. We also commenced the transition of certain of our software development activities from San Jose, California to a global operations center run by a third-party provider in Bangalore, India. These types of changes can cause material disruption to our business operations, including reduced employee morale and difficulties in retaining and attracting highly skilled personnel. Affected employees may take retaliatory action against us, such as by misappropriating or damaging our property. While we may seek to relocate certain key personnel, not all such employees may be willing to relocate, which could result in our losing the knowledge held by such employees. Political uncertainty in India could interfere with our development efforts and we may not be able to adequately protect our intellectual property rights in that region due to piracy, misappropriation or weaker legal protection for intellectual property. We may have difficulty managing our remote development activities, resulting in diminished quality of certain products or our failure to meet anticipated product release dates.

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

Our investments in products and companies, including through internal development, OEM relationships and acquisition, present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of the investment.

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

Our exit from certain businesses or product areas may have an adverse impact on us.

From time to time, as part of our ongoing evaluation of our business and strategy, we have determined that certain of our products or businesses are no longer part of our core business. Based on this evaluation, we have sold or licensed these non-core products and businesses. For example, we completed the sale of our web analytics business in the fourth quarter of fiscal 2005 and in prior periods we sold or licensed our SQL tools, Chariot product and certain AppManager modules to other third parties. We may decide to exit certain businesses or product areas in the future.

The exit from a business line or product area can have adverse effects on our results of operations. These effects may include a decline in total revenue as well as the appearance of a general decline in our business. In addition, we may not be able to eliminate the costs associated with the exited product or business at the same time the revenue associated therewith is eliminated or as quickly thereafter as we would like. The adverse effects on our results of operations could cause the market price of our common stock to decline.

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

During fiscal 2005, we repurchased and retired 8.8 million shares of our common stock pursuant to stock buyback programs approved by our Board of Directors. In May 2005 the Board authorized the Company to spend up to $200 million on stock repurchases during the 12 months following the approval date. As of September 30, 2005 we had spent $148.5 million of the $200.0 million authorized. While we deem this a prudent expenditure, such repurchases serve to reduce our available cash and may limit our ability to make other investments.

Our financial results may be positively or negatively impacted by foreign currency fluctuations.

To date, a substantial portion of our sales have been denominated in U.S. dollars, and we have not used risk management techniques or “hedged” the risks associated with fluctuations in foreign currency exchange rates. During the first three months of fiscal 2006 we recorded a loss of approximately $120,000 consisting primarily of foreign exchange gains and losses on U.S. dollars and other foreign currency receivables held in subsidiaries with local functional currencies. In the future, if we continue not to engage in hedging transactions, our results of operations could be subject to further fluctuations resulting in losses or gains from fluctuations in foreign currency exchange rates to the extent our sales are denominated in foreign currencies and the dollar fluctuates in value relative to such currencies.

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

We depend on certain key management, technical and sales personnel and on our ability to attract and retain highly qualified personnel. Given recent competitive pressures and our recent restructuring, it has become more difficult to retain key personnel. In addition, our ability to attract and retain personnel may be made more difficult by changes in the accounting treatment of stock-based compensation, which may limit our ability to use broad-based stock option grants as a means to attract and retain qualified personnel. The volatility or lack of improvement in our stock price may also affect our ability to attract and retain key personnel, who may expect to realize value from our stock options. In addition, our cash incentive plan is based upon company performance and failure to achieve our established targets may limit the amount or eliminate the payment of cash incentive compensation and further impact our ability to retain key personnel.

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

We continue to make changes in our information systems, which could disrupt our business and adversely affect our operating results.

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

Our business is transacted principally in U.S. dollars. During the three months ended September 30, 2005, 19% of the total amount of our invoices was in currencies other than the U.S. dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, Japan, New Zealand, Singapore, Spain, Sweden, Switzerland, and the United Kingdom. We believe that a natural hedge exists in some local currencies, as local currency denominated revenue offsets some of the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of September 30, 2005, we had no hedging contracts outstanding.

At September 30, 2005 we had $87.7 million in cash and cash equivalents and $144.5 million in short-term investments. Based on our cash, cash equivalents and short-term investments at September 30, 2005 a 10% change in interest rates would change our annual interest income and cash flows by approximately $698,000.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b)	Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have a disclosure controls committee composed of key individuals from a variety of disciplines in the company who are involved in the disclosure and reporting process. The committee meets regularly to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 2003 BMC Software, Inc. (BMC) filed suit against us in the U.S. District Court for the Southern District of Texas (Court) for patent and trademark infringement. In August 2003 the Court ordered the litigation stayed, pending arbitration. In September 2003 BMC submitted to the American Arbitration Association a statement of claim seeking a declaratory judgment that BMC’s claims are not subject to arbitration and alleging that it believes that at least AppManager and our former Operations Manager product, the underlying technology of which is licensed to Microsoft, infringe the BMC patent. In October 2003 we submitted our initial answer, denying the claims of infringement asserted by BMC. In November 2003 we filed an amended answer and counterclaim in the arbitration proceeding alleging that BMC infringes a valid patent that we own. BMC has denied the allegations in our counterclaim. In April 2005, BMC amended its statement of claim to assert that one or more of our products infringes an additional patent owned by BMC. We have denied the allegations in the amended claim. Each party is seeking injunctive relief, compensatory and treble damages, interest, and attorneys’ fees with respect to its claims. A hearing on the construction of the claims of the patents has been held and discovery is in the early stages.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, NetIQ Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 9th day of November, 2005.

NetIQ CORPORATION

By:	/s/ RICHARD H. VAN HOESEN
Richard H. Van Hoesen Senior Vice President and Chief Financial Officer