Form 10-Q
period 2005-12-31
NETIQ CORP
filed 2006-02-09
CIK 1084827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of January 31, 2006, the Registrant had outstanding 39,710,286 shares of Common Stock.

NETIQ CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2005

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NetIQ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2005	June 30, 2005 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,838	$101,432
Short-term investments	141,207	195,311
Accounts receivable, net	31,802	25,989
Prepaid expenses and other	4,908	6,694

Total current assets	221,755	329,426

Property and equipment, net	19,714	40,594
Other intangible assets, net	6,409	15,758
Other assets	1,085	929
Long-term investments	3,714	3,714
Goodwill	93,153	96,034

Total assets	$345,830	$486,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,203	$9,939
Accrued compensation and related benefits	10,166	10,034
Other liabilities	14,889	12,523
Deferred revenue, current portion	45,022	50,703
Restructuring liability	878	—

Total current liabilities	78,158	83,199

Deferred revenue, net of current portion	2,180	2,621

Total liabilities	80,338	85,820

Stockholders’ equity:
Common stock-$0.001 par value; 250,000,000 shares authorized, 39,666,650 issued and outstanding at December 31, 2005; 49,102,557 issued and outstanding at June 30, 2005	2,720,638	2,835,822
Deferred employee stock-based compensation	—	(17,594)
Accumulated deficit	(2,453,850)	(2,416,078)
Accumulated other comprehensive loss	(1,296)	(1,515)

Total stockholders’ equity	265,492	400,635

Total liabilities and stockholders’ equity	$345,830	$486,455

(1)	Derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Software license revenue	$21,991	$32,044	$40,502	$61,367
Service revenue	26,163	26,085	52,817	50,647

Total revenue	48,154	58,129	93,319	112,014

Cost of software license revenue	1,108	1,135	2,304	2,483
Cost of service revenue	7,255	6,651	14,203	13,156
Amortization of purchased technology	2,564	2,953	5,543	5,907

Total cost of revenue	10,927	10,739	22,050	21,546

Gross profit	37,227	47,390	71,269	90,468
Operating expenses:
Sales and marketing	23,983	26,028	48,687	51,833
Research and development	13,630	13,075	27,227	26,363
General and administration	10,282	7,982	21,031	14,258
Amortization of other intangible assets	1,615	2,137	3,737	4,259
Other	—	323	—	496
Restructuring charge	1,735	—	21,613	19

Total operating expenses	51,245	49,545	122,295	97,228

Loss from operations	(14,018)	(2,155)	(51,026)	(6,760)

Other income (expenses):
Interest income, net	1,559	1,352	3,298	2,545
Gain on sale of long-term investment	—	4,100	—	4,100
Gain on sale of technology	9,732	—	10,918	—
Other income (expense), net	(142)	810	(212)	557

Total other income	11,149	6,262	14,004	7,202

Income (loss) before income taxes	(2,869)	4,107	(37,022)	442
Income tax expense	375	740	750	1,547

Income (loss) from continuing operations	(3,244)	3,367	(37,772)	(1,105)
Income from discontinued operations, net of tax	—	1,640	—	2,233

Net income (loss)	$(3,244)	$5,007	$(37,772)	$1,128

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(34)	(97)	(40)	(18)
Unrealized gain (loss) on short-term investments	169	(243)	259	(96)

Comprehensive income (loss)	$(3,109)	$4,667	$(37,553)	$1,014

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.08)	$0.06	$(0.89)	$(0.02)
Discontinued operations	$—	$0.03	$—	$0.04

	$(0.08)	$0.09	$(0.89)	$0.02

Shares used to compute basic earnings (loss) per share	39,668	54,958	42,422	55,051
Shares used to compute diluted earnings (loss) per share	39,668	55,859	42,422	55,051

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss from continuing operations	$(37,772)	$(1,105)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain from discontinued operations	—	2,233
Depreciation and amortization	13,006	17,525
Stock-based compensation	15,522	500
Loss on sale of investments and property and equipment	101	36
Impairment of long-lived assets	18,675	—
Gain on sale of long-term investment	—	(4,100)
Gain on sale of technology	(10,918)	—
Changes in:
Accounts receivable	(6,072)	(5,167)
Prepaid expenses and other	2,720	(10)
Accounts payable	(2,667)	(1,012)
Accrued compensation and related benefits	189	216
Other liabilities	2,403	417
Restructuring liability	878	(764)
Deferred revenue	(1,892)	1,224

Net cash (used in) provided by operating activities	(5,827)	9,993

Cash flows from investing activities:
Purchases of property and equipment, net	(1,693)	(5,298)
Proceeds from sale of property and equipment	6	42
Cash used in acquisitions	—	(533)
Purchases of short-term investments	(35,058)	(73,029)
Proceeds from maturities of short-term investments	89,421	72,341
Proceeds from sale of long-term investment	—	5,000
Proceeds from sale of short-term investment	—	4,912
Purchase of technology	—	(300)
Proceeds from sale of technology	8,836	—
Other	6	106

Net cash provided by investing activities	61,518	3,241

Cash flows used in financing activities:
Proceeds from sale of common stock	12,739	3,540
Repurchase of common stock	(125,852)	(6,721)

Net cash used in financing activities	(113,113)	(3,181)

Effect of exchange rate changes on cash	(172)	1,038

Net (decrease) increase in cash and cash equivalents	(57,594)	11,091
Cash and cash equivalents, beginning of period	101,432	57,841

Cash and cash equivalents, end of period	$43,838	$68,932

Supplemental disclosure of cash flow information:
Cash paid for interest	$196	$11
Cash paid for income taxes	$1,990	$105

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2005 and 2004

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

Discontinued operations income statement detail

(In thousands)

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004

Software license revenue	$4,805	$8,482
Service revenue	7,573	14,753

Total revenue	12,378	23,235

Cost of service revenue	2,167	4,205
Amortization of purchased technology	142	284

Total cost of revenue	2,309	4,489

Gross profit	10,069	18,746
Operating expenses:
Sales and marketing	5,271	10,243
Research and development	2,946	5,798
General and administration	140	300
Amortization of other intangible assets	42	85
Employee stock-based compensation	2	4
Restructuring credit	(27)	(27)

Total operating expenses	8,374	16,403

Income tax expense	55	110

Income from discontinued operations	$1,640	$2,233

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2005 and 2004

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

In fiscal 2005, in anticipation of the adoption of SFAS No. 123(R), we adjusted the mix of employee long-term incentive compensation by reducing the use of stock options and increasing the use of other equity-based awards, specifically restricted stock and restricted stock units. The results for the three and six months ended December 31, 2005 include stock compensation expense of $7.1 million and $15.5 million, respectively. Compensation expense related to share-based awards is generally amortized over the vesting period in cost of revenue, sales and marketing, research and development, and general and administration expenses in the consolidated statement of operations. As of December 31, 2005, there was $30 million of total unrecognized compensation cost related to nonvested share-based compensation that we expect to recognize over the remaining vesting period of the stock-based awards.

The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had expensed stock options in accordance with the provisions of SFAS No. 123(R) in the three and six months ended December 31, 2004.

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
Reported net income	$5,007	$1,128
Employee stock-based compensation included in reported net loss	325	500
Employee stock-based compensation determined under the fair value method for all awards, net of income taxes	(15,265)	(27,459)

Pro forma net loss	$(9,933)	$(25,831)

Basic earnings (loss) per share:
As reported	$0.09	$0.02
Pro forma	$(0.18)	$(0.47)

Diluted earnings (loss) per share:
As reported	$0.09	$0.02
Pro forma	$(0.18)	$(0.46)

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which are attributes that differ significantly from the terms and

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2005 and 2004

(Unaudited)

characteristics of our stock option awards. The Black-Scholes model also requires the use of subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The weighted-average fair value of stock-based compensation to our employees is based on the single option valuation approach. Forfeitures are estimated, and it is assumed no dividends will be declared. The fair value calculations are based on the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Estimated life (in years)	0.5-4.0	4.3	0.5-4.0	4.3
Risk-free interest rate	3.2-4.4%	3.3%	3.2-4.4%	3.2-3.3%
Volatility	32-58%	65%	32-58%	38-65%

4.    Allowance for Uncollectible Accounts and Sales Returns

Accounts receivable are presented net of allowance for uncollectible accounts and sales returns. Changes in the allowance for uncollectible accounts and sales returns during the six months ended December 31, 2005 are as follows (in thousands):

	Uncollectible Accounts	Sales Returns
Balances, June 30, 2005	$555	$581

Increase in allowance	269	157
Write-offs, net	(13)	(20)

Balances, December 31, 2005	$811	$718

5.    Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Carrying Amount	Accumulated Amortization	Net
	December 31, 2005
Purchased technology	$45,411	$39,002	$6,409
Customer contracts	16,465	16,465	—
Customer lists	23,853	23,853	—
Publishing rights	1,262	1,262	—
Tradenames	1,894	1,894	—

Total	$88,885	$82,476	$6,409

	Carrying Amount	Accumulated Amortization	Net
	June 30, 2005
Purchased technology	$49,154	$37,332	$11,822
Customer contracts	16,465	16,465	—
Customer lists	24,829	21,171	3,658
Publishing rights	1,262	1,077	185
Tradenames	1,894	1,801	93

Total	$93,604	$77,846	$15,758

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2005 and 2004

(Unaudited)

Estimated future amortization of other intangible assets as of December 31, 2005 is as follows (in thousands):

Fiscal year ending June 30,	Purchased Technology
2006 (remaining 6 months)	$2,618
2007	3,758
2008	33

Total	$6,409

6.    Other Liabilities

Other liabilities consist of (in thousands):

	December 31, 2005	June 30, 2005
Income tax payable	$7,867	$4,793
Accrued sales and marketing costs	2,879	2,826
Sales tax payable	598	613
Other	3,545	4,291

Other liabilities	$14,889	$12,523

7.    Restructuring Liability

Fiscal 2006 restructuring

During the three and six months ended December 31, 2005 we recorded restructuring expense of $1.7 million and $21.6 million, respectively, related to organizational restructuring, consisting of headcount reductions and realignment and movement of operations including the planned sale of our corporate headquarters in San Jose, for which we have taken an impairment charge of $18.7 million. The carrying value of the corporate headquarters asset group, which has been classified as held for sale, is approximately $9.8 million, of which $5.6 million is attributed to the land and $4.2 million is attributed to the building and leasehold improvements, see Note 12 to the Condensed Consolidated Financial Statements. This value is based on a market analysis.

Pursuant to the restructuring plan, in July 2005 we notified 118 employees that their employment would be terminated. As of December 31, 2005, 83 of these employees had left our employment and 10 employees had their terminations rescinded. As of December 31, 2005, $2.0 million had been paid as termination benefits and related costs and a liability of $878,000 had been recorded pursuant to the restructuring.

The following summarizes the 2006 restructuring plan activity (in thousands):

Employee Severance and Other Related Costs
Restructuring charge (Quarter ended Sept 30, 2005)	$1,404
Cash payments	(508)

Restructuring liability at September 30, 2005	896
Cash payments	(1,508)
Adjustments to restructuring, net	1,490

Restructuring liability at December 31, 2005	$878

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2005 and 2004

(Unaudited)

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

8.    Sale of Technology

On December 12, 2005 we sold the Marshal products, including MailMarshal, WebMarshal, Security Reporting Center and Firewall Suite to a newly formed company called Marshal Limited. As part of the transaction we received approximately $8.3 million in cash and, net of other consideration and assets and

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2005 and 2004

(Unaudited)

liabilities written off as part of the transaction, a pretax gain of approximately $9.7 million was recognized and is included in other income on the statement of operations for the three and six months ended December 31, 2005. As part of the transaction approximately $2.9 million in goodwill was written-off.

9.    Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings per share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Weighted average common shares outstanding	41,180	55,058	44,026	55,131
Weighted average common shares outstanding subject to repurchase	(1,512)	(100)	(1,604)	(80)

Shares used to compute basic earnings (loss) per share	39,668	54,958	42,422	55,051

Weighted average common shares outstanding subject to repurchase under the treasury stock method	—	47	—	—
Common equivalent shares related to outstanding options	—	854	—	—

Shares used to compute diluted earnings (loss) per share	39,668	55,859	42,422	55,051

During the three and six months ended December 31, 2005 and the six months ended December 31, 2004 we had securities outstanding which could potentially dilute earnings per share. However, we excluded these securities from the computation of diluted earnings per share because the effect of including them would have been antidilutive. Such outstanding securities were options to purchase 11,675,158 common shares for the three and six months ended December 31, 2005, and options to purchase 17,162,858 common shares for the six months ended December 31, 2004.

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

As of June 30, 2005 we had recorded a $400,000 liability on our balance sheet in accordance with FIN 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The liability represents the estimated value of the indemnification provided to the acquirer of WebTrends. During the period ended December 31, 2005, this liability was reduced by $75,000 and the remaining liability of $325,000 is included in other liabilities on our balance sheet. We recorded no additional liabilities for indemnification agreements during the period ended December 31, 2005.

At our discretion and in the ordinary course of business, we perform and subcontract the performance of certain services. Accordingly, we enter into standard indemnification agreements with our customers to

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2005 and 2004

(Unaudited)

indemnify them for damage caused by our employees and subcontractors. It is not possible to estimate the maximum potential amount of future payments we could be required to make under these indemnification agreements. We maintain insurance policies that may enable us to recover a portion of any such claim. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. We have not recorded any liabilities for these indemnification agreements at December 31, 2005 or June 30, 2005.

As permitted under Delaware law, we have agreements indemnifying our executive officers, directors and some other employees for certain events and occurrences while the officer, director and employee is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable. We maintain directors and officers liability insurance designed to enable us to recover a portion of any future amounts paid. We have not recorded any liabilities for these indemnification agreements at December 31, 2005 or June 30, 2005.

Contingencies—In January 2003 BMC Software, Inc. (BMC) filed suit against us in the U.S. District Court for the Southern District of Texas (Court) for patent and trademark infringement. In August 2003 the Court ordered the litigation stayed, pending arbitration. In September 2003 BMC submitted to the American Arbitration Association a statement of claim seeking a declaratory judgment that BMC’s claims are not subject to arbitration and alleging that it believes that at least AppManager and our former Operations Manager product, the underlying technology of which is licensed to Microsoft, infringe the BMC patent. In October 2003 we submitted our initial answer, denying the claims of infringement asserted by BMC. In November 2003 we filed an amended answer and counterclaim in the arbitration proceeding alleging that BMC infringes a valid patent that we own. BMC has denied the allegations in our counterclaim. In April 2005, BMC amended its statement of claim to assert that one or more of our products infringes an additional patent owned by BMC. We have denied the allegations in the amended claim. Each party is seeking injunctive relief, compensatory and treble damages, interest, and attorneys’ fees with respect to its claims. The arbitration panel has issued a tentative construction of the claims of the patents and discovery is in the early stages. A final hearing is not expected before the end of calendar 2006.

We may also be a potential defendant in lawsuits and claims arising in the ordinary course of business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not reimbursed by insurance or otherwise, will not have a material adverse effect on our financial condition or results of operations.

11.    Major Customer

At December 31, 2005 and at June 30, 2005, no single customer represented more than 10% of our accounts receivable.

No single customer accounted for more than 10% of our revenue during the three and six months ended December 31, 2005 or 2004.

12.    Subsequent Events

In January 2006, we finalized the Purchase and Sale Agreement with CarrAmerica Realty Operating Partnership, L.P. to sell our corporate headquarters in San Jose, California, for a total purchase price of $10.3 million in cash. Net proceeds approximated the $9.8 million carrying amount.

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

Our determination to concentrate on our KBSA product strategy resulted in the sale of our WebTrends web analytics business to an affiliate of Francisco Partners, L.P., a private equity investment firm. The transaction closed on April 30, 2005 and we received approximately $91.1 million in net proceeds, resulting in a pretax net gain of approximately $65.5 million, which is reflected as a gain from sale of discontinued operations net of tax in the fiscal 2005 statement of operations. In addition, the employment of approximately 237 of our employees was assumed by the acquirer as of April 30, 2005. Accordingly, the historical financial statements of NetIQ have been retroactively adjusted to account for WebTrends as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Consistent with our KBSA strategy we divested the MailMarshal, WebMarshal, Security Reporting Center and Firewall Suite products (“Marshal Brand Content Security Products”) to a newly formed company, Marshal Limited. The transaction closed on December 12, 2005 and resulted in a pretax net gain of approximately $9.7 million, which is reflected as a gain on sale of technology in the statement of operations for the three and six months ended December 31, 2005.

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

In July 2005, we announced a plan of organizational restructuring to take place in fiscal 2006, consisting of headcount reductions and realignment and movement of operations. During the six months ended December 31, 2005 we incurred approximately $2.9 million in employee severance and related costs and $18.7 million in impairment charges related to the planned sale of our San Jose headquarters, as it was held for sale, in accordance with SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets. The impairment charge resulted in a current net book value for the corporate headquarters asset group of $9.8 million. On January 11, 2006 we completed the sale of the San Jose building for gross proceeds of $10.3 million and presently occupy the building as a tenant. As part of the restructuring and realignment, we entered into an agreement with a third party to provide us with software product development services and other professional services. These services will be rendered principally from a global operations center located in Bangalore, India, and we will own the work product created under the agreement. These actions are designed to adjust expenses to a level more consistent with anticipated revenues.

We believe that the sale of WebTrends and the Marshal Brand Content Security Products, along with our organizational restructuring should enhance our long-term strategic direction and provide us greater opportunity to increase shareholder value by accelerating innovation in our core business. We intend to continue to evaluate ways to increase our focus on executing our KBSA product strategy.

On January 10, 2006 we announced the promotion of Marc B. Andrews to chief operating officer and the promotion of David J. Ehrlich to senior vice president, marketing and chief strategy officer. On February 2, 2006, we announced the planned transition of our chairman and chief executive officer, Charles M. Boesenberg, to the role of executive chairman by the end of fiscal 2006. Our board of directors has commenced a search to identify candidates (including both internal and external candidates) to replace Mr. Boesenberg as chief executive officer.

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

Accounting Change

Effective July 1, 2005, we adopted SFAS No. 123(R). This new accounting standard requires all share-based payments to employees, including stock options, to be recognized in the statement of operations based on their fair values. We adopted the accounting standard using the modified-prospective transition method. Prior to the adoption of SFAS 123(R), we accounted for our employee stock plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, most share-based compensation was included as a pro forma disclosure in the financial statement footnotes. Our losses for the three and six months ended December 31, 2005, as reported on the statement of operations in Form 10-Q, included $7.1 million and $15.5 million, respectively, of stock compensation expense recognized in accordance with SFAS No. 123(R).

Stock Repurchases

Our Board of Directors periodically has authorized plans to repurchase shares of our outstanding common stock. A summary of the stock repurchase plans and the activity in each plan follows (in thousands except share amounts):

	May 2005 Program	September 2004 Program	October 2003 Program
Program size	Up to $200 million of outstanding stock	Up to $50 million of outstanding stock	Up to 5% of outstanding stock
Shares purchased as of December 31, 2005	17,500,944	2,004,742	2,850,000
Cash used as of December 31, 2005	$200,000	$23,526	$36,927
Amount remaining in program	Complete	Program replaced by May 2005 program	Complete

On September 8, 2004, our Board of Directors approved a plan to buy back up to $50 million in NetIQ common stock over 12 months. On May 5, 2005 the Board of Directors replaced this program with a new program to buy back up to $200 million in NetIQ common stock over the 12 month period beginning May 5, 2005. Purchases under this program were completed in the second quarter of fiscal year 2006. Common stock repurchases in the second quarter of fiscal year 2006 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
October 1, 2005—October 31, 2005	1,865,804	$12.02	1,865,804	$29,037
November 1, 2005—November 30, 2005	1,713,934	$11.83	1,713,934	$8,733
December 1, 2005—December 31, 2005	711,000	$12.26	711,000	$—

Total	4,290,738		4,290,738

Comparison of Three and Six Months Ended December 31, 2005 and 2004

Total Revenue.    Total revenue and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2005	2004	Percentage Change	2005	2004	Percentage Change
Software license revenue	$21,991	$32,044	(31)%	$40,502	$61,367	(34)%
Service revenue	26,163	26,085	0%	52,817	50,647	4%

Total revenue	$48,154	$58,129	(17)%	$93,319	$112,014	(17)%

	Revenue as % of Total Revenue Three Months ended December 31,		Revenue as % of Total Revenue Six Months ended December 31,
	2005	2004	2005	2004
Software license revenue	46%	55%	43%	55%
Service revenue	54%	45%	57%	45%

Total revenue	100%	100%	100%	100%

Total revenue decreased by $10.0 million or 17% and $18.7 million or 17% during the three and six months ended December 31, 2005 compared with the three and six months ended December 31, 2004. Software license revenue represented 46% and 43% of total revenue for the three and six months ended December 31, 2005 and 55% of total revenue for the three and six months ended December 31, 2004, with service revenue representing the balance. The decrease in revenue in the most recent quarter compared with the same quarter of last year was substantially a result of lower sales of products that have been divested and, to a lesser extent, a decline in sales of non-divested products. The decline in revenue from divested products was due to the termination of the Ixia revenue in the third quarter of fiscal 2005, a decline in revenue from the Marshal Brand Content Security Products, and the sale of the Marshal Brand Content Security Products to a third party in December 2005.

Software License Revenue.    Total software license revenue decreased by $10.1 million or 31% and $20.9 million or 34% during the three and six months ended December 31, 2005 compared with the three and six months ended December 31, 2004. The decrease in license revenue in the most recent quarter compared with the same quarter of last year was substantially a result of lower sales of products that have been divested and, to a lesser extent a decline in sales of non-divested products. The decline in revenue from divested products was due to the termination of the Ixia revenue, a decline in revenue from the Marshal Brand Content Security Products, and the sale of the Marshal Brand Content Security Products to a third party in December of 2005.

Service Revenue.    Service revenue consists of revenue from the sale of maintenance service agreements, consulting services and training services. Service revenue increased by $78,000 and $2.2 million or 0% and 4% during the three and six months ended December 31, 2005 compared with the three and six months ended December 31, 2004. The increase was primarily due to a 44% increase in consulting and training services revenue from both new and existing customers, which was partially offset by a 4% decrease in maintenance revenue resulting from the elimination of Ixia revenue, a decrease in maintenance revenue from Marshal Brand Content Security Products, the sale of Marshal Brand Content Security Products in December 2005, and lower new license revenue from non-divested products.

Total Cost of Revenue.    Total cost of revenue and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Cost of software license revenue	$1,108	$1,135	$2,304	$2,483
As percentage of license revenue	5%	4%	6%	4%

Cost of service revenue	7,255	6,651	14,203	13,156
As percentage of service revenue	28%	25%	27%	26%

Amortization of purchase technology	2,564	2,953	5,543	5,907

Total cost of revenue	$10,927	$10,739	$22,050	$21,546

As percentage of total revenue	23%	18%	24%	19%

Total cost of revenue increased by 2% or $188,000 and 2% or $504,000 during the three and six months ended December 31, 2005 compared with the three and six months ended December 31, 2004.

Cost of Software License Revenue.    Cost of software license revenue includes royalties paid to third parties, personnel and other costs associated with software packaging, documentation such as user manuals and CDs, and production, as well as shipping. Cost of software license revenue as a percentage of related license revenue increased from 4% during the three and six months ended December 31, 2004 to 5% and 6% during the three and six months ended December 31, 2005. We expect our cost of software license revenue to increase in absolute dollars and as a percentage of license revenue during the three months ending March 31, 2006 compared with the three months ended December 31, 2005 due to anticipated higher royalty payments.

Cost of Service Revenue.    Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services and training services. Cost of service revenue as a percentage of related service revenue increased slightly for the three and six months ended December 31, 2005 compared to the three and six months ended December 31, 2004. We expect our cost of service revenue to decrease, in absolute dollars during the three months ending March 31, 2006 compared with the three months ended December 31, 2005.

Amortization of Purchased Technology.    Purchased technology consists of developed software capitalized in our acquisitions or purchased separately, and is amortized using the straight-line method over the estimated useful life of the software, generally three years. Amortization decreased from $3.0 million and $5.9 million during the three and six months ended December 31, 2004 to $2.6 million and $5.5 million during the three and six months ended December 31, 2005. We expect to amortize approximately $1.3 million of purchased technology during the three months ending March 31, 2006, absent further acquisitions, impairments or divestitures.

Operating Expenses

Sales and Marketing.    Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, and expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows, lead generation activities and proportionately allocated facilities and information technology costs.

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Sales and marketing expenses	$23,983	$26,028	$48,687	$51,833
Percentage change from comparable prior period	(8)%		(6)%
As a percentage of total revenue	50%	45%	52%	46%
Headcount at December 31	336	405	336	405

Sales and marketing expenses decreased by $2.0 million or 8% and $3.1 million or 6% during the three and six months ended December 31, 2005 compared with the corresponding periods a year earlier. The decrease in absolute dollars for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 is principally a result of lower overall headcount and the payment of lower incentive compensation amounts. The savings resulting from the lower overall headcount was offset by stock compensation charges of approximately $1.7 million and $3.4 million for the three and six months ended December 31, 2005 related to the adoption of SFAS No. 123(R), resulting in a net decrease of $2.0 million and $3.1 million compared to the three and six months ended December 31, 2004. Sales and marketing as a percentage of revenue increased from 45% during the three months ended December 31, 2004 to 50% during the three months ended December 31, 2005 and increased from 46% for the six months ended December 31, 2004 to 52% during the six months ended December 31, 2005. During the three months ending March 31, 2006, we expect sales and marketing expenses to decrease slightly in absolute dollars.

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

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Research and development	$13,630	$13,075	$27,227	$26,363
Percentage change from comparable period	4%		3%
As a percentage of total revenue	28%	22%	29%	24%

Headcount at December 31	226	297	226	297

Research and development expenses increased by $555,000 or 4% and $864,000 or 3% during the three and six months ended December 31, 2005 compared with the three and six months ended December 31, 2004. This increase in absolute dollars resulted principally from stock compensation expense of $1.7 million and $3.7 million for the three and six months ended December 31, 2005 related to the adoption of SFAS No. 123(R) and initial charges related to the outsourcing arrangement entered into during July 2005. These costs are partially offset by the lower overall cost associated with the decrease in headcount. We anticipate research and development spending to decrease slightly during the three months ending March 31, 2006 compared to the three months ended December 31, 2005 as we begin to realize the benefits associated with the outsourcing arrangement.

General and Administrative.    Our general and administrative expenses consist primarily of personnel costs for finance and administration, as well as directors and officers insurance, director’s fees, professional services expenses, such as legal and accounting fees, and proportionately allocated facilities and information technology costs.

General and administrative expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
General and administrative	$10,282	$7,982	$21,031	$14,258
Percentage change from comparable period	29%		48%
As a percentage of total revenue	21%	14%	23%	13%

Headcount at December 31	146	182	146	182

General and administrative expenses increased by $2.3 million or 29% and $6.8 million or 48% during the three and six months ended December 31, 2005 compared with the three and six months ended December 31, 2004. The increase in absolute dollars in the three month and six month periods was primarily due to stock compensation expense of $3.3 million and $7.7 million for the three and six months ended December 31, 2005 related to the adoption of SFAS 123(R). Excluding stock compensation, general and administrative expenses decreased by $1.0 million and $900,000 for the three and six months ended December 31, 2005 compared to the three and six months ended December 31, 2004. The decrease primarily represents a decrease in employee-related costs due to lower overall headcount and a decrease in insurance costs. These decreases were partially offset by additional costs for outside legal services. We anticipate general and administrative costs to increase slightly during the three months ending March 31, 2006 compared with the three months ended December 31, 2005.

Amortization of Other Intangible Assets.    Amortization of other intangible assets includes amortization of capitalized values relating to customer contracts, customer lists, patents, and trade name intangibles from our acquisitions. Other intangible assets are amortized using the straight-line method over their estimated useful life, generally three years. Amortization decreased from $2.1 million and $4.3 million during the three and six months ended December 31, 2004 to $1.6 million and $3.7 million during the three and six months ended December 31, 2005. During the three months ending March 31, 2006 we expect no amortization of other intangible assets, absent further acquisitions.

Restructuring Charge.    During the three and six months ended December 31, 2005, we recorded a restructuring charge of $1.7 million and $21.6 million compared with $19,000 for the six months ended December 31, 2004. The $19,000 charge related to the June 2004 restructuring, and included the costs associated with the lease for our New Zealand facility, which costs were partially offset by a reduction in employee related costs resulting in a net increase in the liability. Of the $21.6 million charge in the current year, $18.7 million related to impairment of our corporate headquarters in San Jose, which was held for sale, and $2.9 million related to severance and other employee costs associated with our fiscal 2006 restructuring.

Total Other Income (Expenses).    Total other income (expenses) is primarily composed of interest income on our cash, cash equivalents and short-term investments, foreign exchange gains and losses, and other non-operating gains. Interest income during the three and six months ended December 31, 2005 was $1.6 million and $3.3 million compared with $1.4 million and $2.5 million during the three and six months ended December 31, 2004.

During the three and six months ended December 31, 2005 we recorded other income of $9.7 million and $10.9 million related to gains on sales of certain non-core assets. During the three and six months ended December 31, 2004 we recorded other income of $4.1 million related to gains on the sale of a long-term investment.

Income Taxes.    We recorded income tax expense of $375,000 and $750,000 during the three and six months ended December 31, 2005 compared with income tax expense of $740,000 and $1.5 million during the three and six months ended December 31, 2004. Income tax expense is booked based on the estimated tax obligation for the entire year and includes foreign income tax, state franchise tax and federal alternative minimum tax.

Liquidity and Capital Resources

At December 31, 2005, we held $43.8 million in cash and cash equivalents and $141.2 million in short-term investments, for a total of $185.0 million compared with $296.7 million as of June 30, 2005, a decrease of $111.7 million. The primary reasons for the decrease were the repurchase of shares of our common stock for a total purchase price of $125.9 million, cash used in operations of $5.8 million and capital expenditures of $1.7 million. These decreases were partially offset by cash from the sale of common stock under our stock option plans of $12.7 million and cash from the sales of technology of $8.8 million.

Our operating activities resulted in net cash outflows of $5.8 million and net cash inflows of $10.0 million during the six months ended December 31, 2005 and 2004, respectively. During the six months ended December 31, 2005, the primary non-cash charges were $18.7 million for the impairment of the San Jose corporate headquarters, $15.5 million in stock-based compensation, depreciation and amortization of $13.0 million and a $10.9 million gain resulting from the sales of technology. During the six months ended December 31, 2004, the primary non-cash charges were depreciation and amortization of $17.5 million and a $4.1 million gain resulting from the acquisition of a company in which we held a long-term investment. In addition, changes in assets and liabilities used cash of $4.4 million and $5.1 million during the six months ended December 31, 2005 and 2004, respectively.

Our investment activities resulted in net cash inflows of $61.5 million for the six month period ended December 31, 2005 and $3.2 million for the six month period ended December 31, 2004. During the six months ended December 31, 2005 and 2004, primary uses of cash from investing activities were acquisitions of property and equipment of $1.7 million and $5.3 million, respectively, principally for computer hardware and software, and purchases of short-term investments of $35.1 million and $73.0 million, respectively. The principal sources of cash during the six months ended December 31, 2005 and 2004 were maturities of short-term investments of $89.4 million and $72.3 million, respectively. In addition, for the six months ended December 31, 2005 the sales of technology generated cash of $8.8 million, and for the six months ended December 31, 2004 the sale of short-term investments and long-term investments generated cash of $4.9 million and $5.0 million, respectively.

During the six months ended December 31, 2005 and 2004 financing activities used $125.9 million and $6.7 million in cash, respectively, for the repurchase of our common stock. Financing activities generated cash of $12.7 million and $3.5 million during the six months ended December 31, 2005 and 2004, respectively, from proceeds from the sale of common stock under our stock option and employee stock purchase plans.

As of December 31, 2005, we had no significant debt.

Long-term Obligations

The following summarizes our long-term obligations as of December 31, 2005 and the effect we expect such obligations to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating leases	$25,605	$4,605	$7,205	$5,569	$8,226
Future minimum royalty payments	15,300	3,950	11,350	—	—
Purchase obligations	1,029	735	294	—	—

Total long-term obligations and commitments	$41,934	$9,290	$18,849	$5,569	$8,226

Assuming there is no significant change in our business, we believe that our cash and cash equivalent balances, short-term investments, and cash flows generated from operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products or technologies. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. In addition, we may use cash to repurchase additional shares of our common stock under Board authorized share repurchase programs.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustments; therefore actual results could differ from our current estimates. Significant estimates made in the accompanying financial statements are:

•	Allowance for Uncollectible Accounts—We provide an allowance for uncollectible accounts receivable based on our assessment of the collectibility of specific customer accounts and an analysis of the remaining accounts receivable. Changes in the allowance are included as a component of general and administrative expense on the statement of operations. The allowance for uncollectible accounts was $811,000 at December 31, 2005. If actual collections differ significantly from our estimates, we may experience a decrease or increase in our general and administrative expenses.

•	Allowance for Sales Returns—We provide an allowance for sales returns based on historical trends in product returns. Revenue is recognized net of the provision for sales returns. The allowance for sales returns was $718,000 at December 31, 2005. If actual returns differ significantly from our estimates, it may result in a decrease or increase in future revenue.

•	Other Intangible Assets—We record intangible assets when we acquire companies or technology. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Certain identifiable intangible assets such as purchased technology and customer lists are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition and goodwill is capitalized, subject to periodic review for impairment. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Should conditions be different than management’s assessment, material write-downs of the fair value of intangible assets may be required. We periodically review the estimated remaining useful lives of our other intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization expense or a write-down in future periods. As such, any future write-downs of these assets would adversely affect our gross and operating margins.

•	Goodwill—We periodically assess goodwill for impairment. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill as of April 30, or if in the interim impairment indicators are identified with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. Should conditions be different than management’s last assessment, significant write-downs of goodwill may be required. Goodwill as of December 31, 2005 is $93.2 million. Any future write-downs of goodwill will adversely affect our operating margin.

•	Restructuring Liabilities—We regularly evaluate the utilization of our facilities and when future use of a specific facility is no longer required and the facility is no longer occupied, we record a charge for the remaining costs, net of any sublease or other recoveries anticipated. In connection with significant acquisitions and from time to time in an effort to better respond to customer needs, to reduce operating costs or to facilitate better collaboration between organizations, we also restructure our operating activities and organizations, eliminating redundancies in personnel and facilities. Establishing reserves for unoccupied facilities typically is more dependent on the exercise of judgment than a reserve for personnel termination, as sublease rental income or other recoveries are more difficult to estimate than severance benefits or salary continuation payments. At December 31, 2005 we had an $878,000 restructuring liability and no reserves for unoccupied facilities.

•	Provision for Income Taxes—The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. If we do not generate sufficient taxable income, the realization of deferred tax assets could be impaired resulting in additional income tax expense. As a result, we record a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are the result of the tax benefit of disqualifying dispositions of stock options, temporary timing differences, tax credits and acquired net operating losses which will be credited to equity or to tax expense, respectively, when realized. We have established a valuation allowance to fully reserve these deferred tax assets due to the uncertainty regarding their realization.

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

Our principal competitors include:

•	providers of network and systems management products, such as BMC Software, Inc., Computer Associates International, Inc., Hewlett-Packard Company, International Business Machines Corporation and Microsoft Corporation;

•	providers of security management solutions, such as ArcSight Inc., Computer Associates International, Inc., Configuresoft, Inc., International Business Machines Corporation, Internet Security Systems, Inc., McAfee, Inc., netForensics Inc., and Symantec Corporation;

•	providers of administration products, such as Symantec Corporation and Quest Software, Inc.; and

•	customers’ internal information technology departments that develop or integrate systems management and security management solutions for their particular needs.

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

Since our inception, we have incurred significant net losses from continuing operations. During fiscal 2005, 2004 and 2003, we reported net losses from continuing operations of $10.5 million, $159.2 million and $299.9 million, respectively. These losses principally resulted from impairment of goodwill, amortization of purchased technology and other intangible assets, and other acquisition related charges During the first six months of fiscal 2006 we reported a net loss of $37.8 million. This loss principally resulted from amortization of purchased technology and other intangible assets, stock-based compensation and the impairment of a long-lived asset

We expect to incur a net loss in fiscal 2006. To the extent our operating expenses exceed our expectations or we do not accurately forecast our operating results, our earnings may be harmed, which may in turn adversely affect our stock price.

In recent periods we have adopted a number of measures to better align our expenses with anticipated revenue, including various reductions in headcount, closure of facilities and reorganization of our business, including the divestiture of our Web analytics business and Marshal Brand Content Security Products, to better address our strategic business initiative. In addition, we have taken steps to improve the efficiency of our sales force. However, while these measures have contributed to improved operating profitability during certain recent periods, we have not been wholly successful in achieving an operating profit commensurate with that of many of our peers, and we continue to focus on reduction of our operating expenses, as well as seeking to grow revenue. The organizational and operational changes that we believe are necessary to achieve an acceptable operating profit may disrupt our business or negatively impact customer service and satisfaction, and consequently our ability to grow our revenue. Such changes also may not result in the intended operational improvements and cost reductions, and may adversely affect our business, results of operations and financial condition.

If such changes do not result in the intended operational improvements and cost reductions, we may determine to make additional changes, and such changes could have an adverse impact on the results of the Company.

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

In addition, in July 2005 we announced that during fiscal 2006 we would be reducing our workforce by 15 percent (from the level at March 31, 2005) and relocating a number of functions then performed at our San Jose, California headquarters. During the first six months of fiscal 2006, we transferred selected business operations from San Jose, California to Houston, Texas and transitioned certain development activities from San Jose, California to a global operations center run by a third-party provider in Bangalore, India, as well as to other Company locations. We also listed for sale the building housing our San Jose headquarters. The sale of the San Jose premises was completed in January 2006, and we intend to move our San Jose operations to a smaller leased facility by fiscal 2007. These changes have impacted employee morale and have made employee retention more difficult, particularly at our San Jose location.

We have recently experienced or announced several changes in our senior management team.

On January 10, 2006, we promoted Marc B. Andrews to the newly created position of chief operating officer, and promoted David J. Ehrlich to senior vice president, marketing and chief strategy officer. On

February 2, 2006, we announced the planned transition of Charles M. Boesenberg, our chairman and chief executive officer, to the role of executive chairman. While we have commenced a search to identify candidates to replace Mr. Boesenberg as chief executive officer, we cannot assure that we will be able to successfully identify and employ a suitable replacement.

Our success will depend to a significant extent on our ability to identify and employ a new chief executive officer, and our ability to assimilate these changes in our leadership team and retain the services of our executive officers and other key employees. We do not have employment contracts for a defined term with our employees, including our executives and key employees. If we lose the services of one or more of our executives or key employees, including if one or more of our executives or key employees decides to join a competitor or otherwise compete directly or indirectly with us, our business and our ability to successfully implement our business objectives could be harmed.

We face challenges in the retention of key management, technical and sales personnel.

We depend on certain key management, technical and sales personnel and on our ability to attract and retain highly qualified personnel. Given recent competitive pressures and our recent restructuring, it has become more difficult to retain key personnel. We have been unable to retain certain key development personnel through our planned transition period in connection with our restructuring and relocation of development activities, which has disrupted, and may continue to disrupt, our product release cycles.

The volatility or lack of improvement in our stock price may also affect our ability to attract and retain key personnel, who may expect to realize certain value from our stock options and restricted stock awards. In addition, our cash incentive plan is based upon company performance. Our failure to achieve our established performance targets impacts the payment of cash incentive compensation and our ability to retain key personnel.

Our offshore development activities may not produce the anticipated benefits.

We are presently implementing a plan to conduct substantial development activities relating to certain of our software products through a global operations center operated by a third-party service provider in Bangalore, India in order to reduce the cost of those activities and apply more development resources to the software products than we would otherwise be able to afford. We have limited experience with this type of outsourcing arrangement and may be unable to achieve the anticipated economic efficiencies and product capabilities. As well, political uncertainty in India could interfere with our development efforts and we may not be able to adequately protect our intellectual property rights in that region due to piracy, misappropriation or weaker legal protection for intellectual property. We may have difficulty managing our remote development activities as a consequence of a number of factors including distance, cultural differences and third party control. Any such difficulty may result in diminished quality of certain products or our failure to meet anticipated product release dates.

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

In order to focus our resources behind our Knowledge-Based Service Assurance strategy, we have reduced emphasis on those products that do not fall solidly within this strategy and have sold or licensed the rights to substantially all of those products. Our customers may not accept these product decisions and may not want to license additional products from us. Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as technology related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions.

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

Third parties may claim that our current or future products infringe their intellectual property rights, and these claims, even if without merit, could harm our business by increasing our costs, reducing our revenue or by creating customer concern or confusion that results in reduced sales. This is particularly true in the patent area, as an increasing number of U.S. patents covering computer software have been issued during the past few years. Patent owners may claim that one or more of our products infringes a patent held by the claimant. For example, in January 2003, one of our competitors, BMC Software, Inc., initiated a lawsuit alleging that one or more of our products infringed a BMC patent. These claims now have been submitted to arbitration. Although we believe these claims to be without merit, the costs of defense have been substantial and are expected to be substantial in the future. The intensely competitive nature of our industry and the importance of technology to our competitors’ businesses may enhance the likelihood of being subject to third-party claims of this nature. Any such claims, even if without merit, could be time consuming, result in significant litigation costs or damages, cause product shipment delays and require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on commercially favorable terms or at all. The judgments or awards entered with respect to such claims could require us either to stop selling, incorporating or using products or services that incorporate the challenged intellectual property or to redesign those products or services that incorporate such technology. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry grows, the functionality of products in different industry segments overlaps, and the number of issued software patents increases.

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

From time to time, as part of our ongoing evaluation of our business and strategy, we have determined that certain of our products or businesses are no longer core to our business and have divested these non-core products and businesses. For example, we completed the sales of our Marshal Brand Content Security Products in the second quarter of fiscal 2006 and we completed the sale of our web analytics business in the fourth quarter of fiscal 2005. In prior periods we sold or licensed our SQL tools, Chariot product and certain AppManager modules to other third parties. We may decide to exit certain businesses or product areas in the future.

The exit from a business line or product area can have adverse effects on our results of operations. These effects may include a decline in total revenue as well as the appearance of a general decline in our business. In addition, we may not be able to eliminate the costs associated with the divested or terminated products or businesses at the same time the revenue associated therewith is eliminated or as quickly thereafter as we would like. The adverse effects on our results of operations could cause the market price of our common stock to decline.

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

During fiscal 2005, we repurchased and retired 8.8 million shares of our common stock pursuant to stock buyback programs approved by our Board of Directors. In May 2005 the Board authorized the Company to spend up to $200 million on stock repurchases. We repurchased and retired 17,500,944 shares of our common stock during that program, which ended in December 2005. While we deemed this a prudent expenditure, such repurchases reduced our available cash. Any future repurchase programs will further reduce our available cash and may limit our ability to make other investments.

Our financial results may be positively or negatively impacted by foreign currency fluctuations.

To date, a substantial portion of our sales have been denominated in U.S. dollars, and we have not used risk management techniques or “hedged” the risks associated with fluctuations in foreign currency exchange rates. During the first six months of fiscal 2006 we recorded a loss of approximately $273,000 consisting primarily of foreign exchange gains and losses on U.S. dollars and other foreign currency receivables held in subsidiaries with local functional currencies. In the future, if we continue not to engage in hedging transactions, our results of operations could be subject to further fluctuations resulting in losses or gains from fluctuations in foreign currency exchange rates to the extent our sales are denominated in foreign currencies and the dollar fluctuates in value relative to such currencies.

We rely on indirect distribution channels to generate a substantial portion of our revenue.

We rely on indirect distribution channels as a means of generating product sales, including international sales. These relationships, both domestically and internationally, are typically non-exclusive and can be terminated upon short notice. This strategy presents a number of risks and uncertainties including:

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

Certain provisions of our certificate of incorporation and bylaws and certain provisions of Delaware law could delay or make difficult a change in control that a stockholder may consider favorable. Our certificate of incorporation allows our Board of Directors to designate and issue one or more series of preferred stock that may have rights preferences and privileges superior to our common stock without any action by our stockholders. Our bylaws limit the ability of a stockholder to call a special meeting. In addition, certain of our officers are parties to a Change of Control Agreement or other agreements with us that provide for the acceleration of stock option and restricted stock vesting and the payment of certain compensation in the event such officer’s employment is terminated within a specified period after a change of control. In addition, our 2002 Stock Plan and our restricted stock agreements provide for acceleration of the vesting of employee stock-based compensation in the event an employee’s employment is terminated within a specified period after a change of control. Any of these provisions could dissuade a potential acquirer from seeking to acquire control of NetIQ, which in turn could result in our stockholders not being able to participate in premiums that may otherwise have been offered in a potential acquisition.

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

Our business is transacted principally in U.S. dollars. During the six months ended December 31, 2005, 22% of the total amount of our invoices were in currencies other than the U.S. dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, Japan, New Zealand, Singapore, Spain, Sweden, Switzerland, and the United Kingdom. We believe that a natural hedge exists in some local currencies, as local currency denominated revenue offsets some of the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of December 31, 2005, we had no hedging contracts outstanding.

At December 31, 2005 we had $43.8 million in cash and cash equivalents and $141.2 million in short-term investments. Based on our cash, cash equivalents and short-term investments at December 31, 2005, a 10% change in interest rates would change our annual interest income and cash flows by approximately $619,000.

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

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In January 2003, BMC Software, Inc. (BMC) filed suit against us in the U.S. District Court for the Southern District of Texas (Court) for patent and trademark infringement. In August 2003, the Court ordered the litigation stayed, pending arbitration. In September 2003, BMC submitted to the American Arbitration Association a statement of claim seeking a declaratory judgment that BMC’s claims are not subject to arbitration and alleging that it believes that at least AppManager and our former Operations Manager product, the underlying technology of which is licensed to Microsoft, infringe the BMC patent. In October 2003, we submitted our initial answer, denying the claims of infringement asserted by BMC. In November 2003, we filed an amended answer and counterclaim in the arbitration proceeding alleging that BMC infringes a valid patent that we own. BMC has denied the allegations in our counterclaim. In April 2005, BMC amended its statement of claim to assert that one or more of our products infringes an additional patent owned by BMC. We have denied the allegations in the amended claim. Each party is seeking injunctive relief, compensatory and treble damages, interest, and attorneys’ fees with respect to its claims. The arbitration panel has issued a tentative construction of the claims of the patents and discovery is in the early stages. A final hearing is not expected before the end of calendar 2006.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of the Stockholders on November 18, 2005. Three proposals were submitted to a vote of our stockholders: (1) the election of three Class I directors (with Charles M. Boesenberg, Alan W. Kaufman and Elijahu Shapira as nominees); (2) the elimination of our classified board; and (3) the ratification of our appointment of Deloitte and Touche as our independent auditors.

The results of the voting were as follows

The stockholders elected the following Class I directors for a one year term:

Name	Votes For	Votes Withheld and Abstentions
Charles M. Boesenberg	38,042,411	1,822,243
Alan W. Kaufman	38,118,909	1,745,745
Elijahu Shapira	39,089,548	775,106

The stockholders approved an amendment to our certificate of incorporation to eliminate the classification of our board of directors and to provide for annual election by the stockholders of each member of the board of directors beginning with our 2006 annual meeting.

Votes For	Votes Against	Votes Withheld and Abstentions	Broker Non-Votes
33,096,174	240,950	7,848	6,519,682

The stockholders ratified our appointment of Deloitte & Touche, LLP as our independent auditors.

Votes For	Votes Against	Votes Withheld and Abstentions
39,035,974	820,096	8,584

ITEM 6.    EXHIBITS

(a)    Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to our 8-K filed December 2, 2005).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to our 8-K filed December 2, 2005)

10.1	Purchase and Sale Agreement (incorporated by reference to our 8-K filed December 13, 2005).

10.2	Terms and conditions of agreement with Marc Andrews extending relocation benefits (incorporated by reference to our 8-K filed January 25, 2006).

10.3	Form of Restricted Stock Agreement (incorporated by reference to our 8-K filed January 25, 2006).

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, NetIQ Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 9th day of February, 2006.

NETIQ CORPORATION

By:	/s/ RICHARD H. VAN HOESEN
Richard H. Van Hoesen
Senior Vice President and Chief Financial Officer