Form 10-Q
period 2006-03-31
NETIQ CORP
filed 2006-05-10
CIK 1084827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-26757

NetIQ CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	77-0405505
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1650 Technology Drive, Suite 800, San Jose, CA	95110
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2006, the Registrant had outstanding 40,317,917 shares of Common Stock.

NETIQ CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NetIQ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2006	June 30, 2005 (1)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$53,145	$101,432
Short-term investments	138,361	195,311
Accounts receivable, net	24,659	25,989
Prepaid expenses and other	4,402	6,694

Total current assets	220,567	329,426

Property and equipment, net	8,784	40,594
Other intangible assets, net	16,161	15,758
Other assets	942	929
Long-term investments	3,714	3,714
Goodwill	93,153	96,034

Total assets	$343,321	$486,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,487	$9,939
Accrued compensation and related benefits	9,236	10,034
Other liabilities	9,661	12,523
Deferred revenue, current portion	44,435	50,703
Restructuring liability	706	—

Total current liabilities	70,525	83,199

Deferred revenue, net of current portion	2,056	2,621

Total liabilities	72,581	85,820

Stockholders' equity:
Common stock-$0.001 par value; 250,000,000 shares authorized, 40,018,062 issued and outstanding at March 31, 2006; 49,102,557 issued and outstanding at June 30, 2005	2,726,778	2,835,822
Deferred employee stock-based compensation	—	(17,594)
Accumulated deficit	(2,454,994)	(2,416,078)
Accumulated other comprehensive loss	(1,044)	(1,515)

Total stockholders’ equity	270,740	400,635

Total liabilities and stockholders’ equity	$343,321	$486,455

(1)	Derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Software license revenue	$21,490	$24,745	$61,992	$86,113
Service revenue	24,513	26,353	77,330	77,000

Total revenue	46,003	51,098	139,322	163,113

Cost of software license revenue	2,000	1,128	4,304	3,611
Cost of service revenue	7,216	6,776	21,419	19,932
Amortization of purchased technology	1,521	2,953	7,064	8,860

Total cost of revenue	10,737	10,857	32,787	32,403

Gross profit	35,266	40,241	106,535	130,710
Operating expenses:
Sales and marketing	22,840	26,089	71,527	77,921
Research and development	12,728	12,159	39,955	38,522
General and administration	7,510	7,430	28,541	21,689
Amortization of other intangible assets	—	2,147	3,737	6,406
Other	—	384	—	881
Restructuring charge	700	—	22,313	19

Total operating expenses	43,778	48,209	166,073	145,438

Loss from operations	(8,512)	(7,968)	(59,538)	(14,728)
Other income (expenses):
Interest income, net	1,822	1,582	5,120	4,126
Gain on sale of long-term investment	—	—	—	4,100
Gain on sale of technology	—	2,893	10,918	2,893
Other, net	(174)	(163)	(386)	394

Total other income, net	1,648	4,312	15,652	11,513

Loss before income taxes	(6,864)	(3,656)	(43,886)	(3,215)
Income tax expense (benefit)	(2,992)	(426)	(2,242)	1,120

Loss from continuing operations	(3,872)	(3,230)	(41,644)	(4,335)

Discontinued operations, net of tax:
Income from discontinued operations	—	167	—	2,399
Gain on sale of discontinued operations, net	2,729	—	2,729	—

Income from discontinued operations	2,729	167	2,729	2,399

Net loss	$(1,143)	$(3,063)	$(38,915)	$(1,936)

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	401	50	361	32
Unrealized gain (loss) on short-term investments	(149)	(434)	110	(530)

Comprehensive loss	$(891)	$(3,447)	$(38,444)	$(2,434)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.10)	$(0.06)	$(1.01)	$(0.08)
Discontinued operations	0.07	—	0.07	0.40

	$(0.03)	$(0.06)	$(0.95)	$(0.04)

Shares used to compute basic and diluted earnings (loss) per share	38,427	54,162	41,109	54,759

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(38,915)	$(1,936)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,901	25,872
Stock-based compensation	20,444	886
Loss on sale of investments and property and equipment	106	196
Impairment of long-lived assets	18,675	—
Gain on sale of long-term investment	—	(4,100)
Gain on sale of technology	(10,918)	(2,893)
Other	153	—
Changes in:
Accounts receivable	1,250	(120)
Prepaid expenses and other	3,301	534
Accounts payable	(3,409)	150
Accrued compensation and related benefits	(773)	69
Other liabilities	(2,839)	1,011
Restructuring liability	706	(844)
Deferred revenue	(2,821)	529

Net cash provided by operating activities	861	19,354

Cash flows from investing activities:
Purchases of property and equipment, net	(2,052)	(7,414)
Proceeds from sale of property and equipment	9,698	42
Cash used in acquisitions	—	(808)
Purchases of short-term investments	(91,224)	(97,590)
Proceeds from maturities of short-term investments	144,095	102,022
Proceeds from sale of long-term investment	—	5,000
Proceeds from sale of short-term investment	4,139	4,912
Purchase of technology	(11,274)	(300)
Proceeds from sale of technology	8,836	2,209
Other	(19)	108

Net cash provided by investing activities	62,199	8,181

Cash flows used in financing activities:
Proceeds from sale of common stock	14,370	3,671
Repurchase of common stock	(126,266)	(23,526)

Net cash used in financing activities	(111,896)	(19,855)
Effect of exchange rate changes on cash	549	692

Net (decrease) increase in cash and cash equivalents	(48,287)	8,372
Cash and cash equivalents, beginning of period	101,432	57,841

Cash and cash equivalents, end of period	$53,145	$66,213

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$47
Cash paid for income taxes	$781	$737

See notes to condensed consolidated financial statements.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2006 and 2005

(Unaudited)

1. Basis of Presentation

Interim Financial Information—The accompanying financial statements include the accounts of NetIQ Corporation and its subsidiaries. We have subsidiaries in Canada, Europe, Asia Pacific, and South America.

Our unaudited condensed consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending June 30, 2006. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in our Annual Report on Form 10-K for the year ended June 30, 2005 filed on September 13, 2005 with the Securities and Exchange Commission (“SEC”).

2. Discontinued Operations

On March 26, 2005, we entered into a definitive agreement to sell our WebTrends web analytics business to an affiliate of Francisco Partners, L.P., a technology-focused private equity investment firm. The transaction closed on April 30, 2005, and we received $93.0 million in gross proceeds less transaction-related costs of $1.9 million. As part of the transaction, we transferred $42.5 million in assets and $16.9 million in liabilities to WebTrends and incurred $8.7 million in tax and other expense for a net gain of approximately $56.8 million. In addition, the employment of approximately 237 of our employees was assumed by the acquirer as of April 30, 2005. As a result of this transaction, the historical NetIQ financial statements exclude the following:

Discontinued operations income statement detail

(In thousands)

	Three Months Ended March 31,	Nine Months Ended March 31,
	2005	2005
Software license revenue	$3,758	$12,240
Service revenue	7,924	22,677

Total revenue	11,682	34,917

Cost of service revenue	1,980	6,185
Amortization of purchased technology	141	425

Total cost of revenue	2,121	6,610

Gross profit	9,561	28,307

Operating expenses:
Sales and marketing	5,836	16,079
Research and development	2,882	8,680
General and administration	544	844
Amortization of other intangible assets	43	128
Employee stock-based compensation	2	6
Restructuring charge	32	5

Total operating expenses	9,339	25,742

Income tax expense	55	166

Income from discontinued operations	$167	$2,399

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2006 and 2005

(Unaudited)

During the period ended March 31, 2006 we recorded a gain on discontinued operations of $2.7 million as a result of the benefit associated with the return to provision adjustments. The adjustments are based on our refinement of the fiscal 2005 estimates. See Note 8 of the Condensed Consolidated Financial Statements.

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

In fiscal 2005, in anticipation of the adoption of SFAS No. 123(R), we adjusted the mix of employee long-term incentive compensation by reducing the use of stock options and increasing the use of other equity-based awards, specifically restricted stock and restricted stock units. The results for the three and nine months ended March 31, 2006 include stock compensation expense of $4.9 million and $20.4 million, respectively. Basic and diluted net income from continuing operations for the three months ended March 31, 2006 would have been $0.03 per share and basic and diluted net loss from continuing operations for the nine months ended March 31, 2006 would have been $0.52 per share had we not adopted SFAS No. 123(R). Compensation expense related to share-based awards is generally amortized over the vesting period in cost of revenue, sales and marketing, research and development, and general and administration expenses in the consolidated statement of operations. As of March 31, 2006, there was $27.0 million of total unrecognized compensation cost related to nonvested share-based compensation that we expect to recognize over the remaining vesting period of the stock-based awards.

The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had expensed stock options in accordance with the provisions of SFAS No. 123(R) in the three and nine months ended March 31, 2005.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2006 and 2005

(Unaudited)

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Reported net income (loss):
Continuing operations	$(3,230)	$(4,335)
Discontinued operations	$167	$2,399
Employee stock-based compensation included in reported net income (loss):
Continuing operations	382	875
Discontinued operations	2	6
Employee stock-based compensation determined under the fair value method for all awards, net of income taxes	(11,477)	(38,336)

Pro forma net loss	$(14,156)	$(39,391)

Basic and diluted loss per share:
As reported	$(0.06)	$(0.04)
Pro forma	$(0.26)	$(0.72)

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which are attributes that differ significantly from the terms and characteristics of our stock option awards. The Black-Scholes model also requires the use of subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The weighted-average fair value of stock-based compensation to our employees is based on the single option valuation approach. Forfeitures are estimated, and it is assumed no dividends will be declared. The fair value calculations are based on the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Estimated life (in years)	.5 - 4.0	4.2	.5 - 4.0	2.5 - 4.3
Risk-free interest rate	3.3 - 4.7%	3.8%	3.2 - 4.7%	3.2 - 3.8%
Volatility	29 - 57%	63%	29 - 60%	63 - 66%

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2006 and 2005

(Unaudited)

A summary of the activity related to our restricted common stock awards is presented below for the nine months ended March 31, 2006:

	Nine Months Ended March 31, 2006
	Number of Shares	Weighted-Average Fair Value
Nonvested at beginning of period	1,647,701	$10.97
Granted	271,445	$12.09
Vested	(223,661)	$10.37
Forfeited	(237,744)	$11.00

Nonvested at end of period	1,457,741	$11.27

A summary of the activity related to our restricted common stock units is presented below for the nine months ended March 31, 2006:

	Nine Months Ended March 31, 2006
	Number of Shares	Weighted-Average Fair Value	Aggregate Intrinsic Value
Nonvested at beginning of period	64,335	$0.00
Granted	550	$0.00
Vested	—	$0.00
Forfeited	(4,459)	$0.00

Nonvested at end of period	60,426	$0.00	$668,311.56

A summary of the activity related to our stock options is presented below for the nine months ended March 31, 2006:

	Nine Months Ended March 31, 2006
	Number of Options	Weighted-Average Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	15,160,130	$17.00
Granted	279,395	$11.32
Exercised	(1,443,370)	$8.74
Forfeited	(4,566,494)	$24.54

Outstanding at end of period	9,429,661	$14.45	$3,830,943.26

The following table summarizes information about stock options outstanding as of March 31, 2006:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$ 0.30	$11.17	1,895,011	5.11	9.0405	1,514,247	5.11	$8.67
$11.18	$13.87	1,862,880	4.31	12.054	1,108,701	4.32	$12.05
$13.95	$13.95	2,192,448	4.35	13.95	1,611,382	4.35	$13.95
$13.99	$16.00	2,188,308	3.10	14.8181	1,953,883	3.10	$14.87
$16.22	$94.88	1,291,014	4.87	26.0859	1,262,637	4.87	$26.24

$ 0.30	$94.88	9,429,661	4.28	14.4518	7,450,850	4.28	$14.92

The weighted-average grant date fair value of options granted during the nine months ended March 31, 2006 and 2005 was $5.56 and $4.34, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2006 and 2005 was $1.5 million and $17.3 million, respectively.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2006 and 2005

(Unaudited)

4. Allowance for Uncollectible Accounts and Sales Returns

Accounts receivable are presented net of allowance for uncollectible accounts and sales returns. Changes in the allowance for uncollectible accounts and sales returns during the nine months ended March 31, 2006 are as follows (in thousands):

	Uncollectible Accounts	Sales Returns
Balances, June 30, 2005	$555	$581
Decrease in allowance	(178)	(26)
Write-offs, net	50	(33)

Balances, March 31, 2006	$427	$522

5. Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Carrying Amount	Accumulated Amortization	Net
	March 31, 2006
Purchased technology	$56,685	$40,524	$16,161
Customer contracts	16,465	16,465	—
Customer lists	23,853	23,853	—
Publishing rights	1,262	1,262	—
Tradenames	1,894	1,894	—

Total	$100,159	$83,998	$16,161

	Carrying Amount	Accumulated Amortization	Net
	June 30, 2005
Purchased technology	$49,154	$37,332	$11,822
Customer contracts	16,465	16,465	—
Customer lists	24,829	21,171	3,658
Publishing rights	1,262	1,077	185
Tradenames	1,894	1,801	93

Total	$93,604	$77,846	$15,758

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2006 and 2005

(Unaudited)

Estimated future amortization of other intangible assets as of March 31, 2006 is as follows (in thousands):

Fiscal year ending June 30,	Purchased Technology
2006 (remaining 3 months)	$2,248
2007	7,516
2008	3,792
2009	2,605

Total	$16,161

6. Other Liabilities

Other liabilities consist of (in thousands):

	March 31, 2006	June 30, 2005
Income tax payable	$2,034	$4,793
Accrued sales and marketing costs	2,815	2,826
Sales tax payable	813	613
Other	3,999	4,291

Other liabilities	$9,661	$12,523

7. Restructuring Liability

Fiscal 2006 restructuring

During the three and nine months ended March 31, 2006 we recorded restructuring expense of $700,000 and $22.3 million, respectively, related to organizational restructuring. This restructuring consisted of headcount reductions and realignment and movement of operations, including the sale of our corporate headquarters asset group in San Jose, for which we recorded an impairment charge of $18.7 million. In January we sold our corporate headquarters asset group for a total purchase price of $10.3 million. Net proceeds approximated $9.7 million after broker’s fees and settlement costs.

Pursuant to the restructuring plan, in July 2005 we notified 118 employees that their employment would be terminated. As of March 31, 2006, 98 of these employees had left our employment, 10 employees had their terminations rescinded and 10 are expected to leave during the quarter ending June 30, 2006. As of March 31, 2006, $2.8 million had been paid as termination benefits and related costs and a liability of $706,000 had been recorded pursuant to the restructuring.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2006 and 2005

(Unaudited)

The following summarizes the 2006 restructuring plan activity (in thousands):

Employee Severance and Other Related Costs
Restructuring charge (Quarter ended Sept 30, 2005)	$1,404
Cash payments	(508)

Restructuring liability at September 30, 2005	896
Cash payments	(1,508)
Adjustments to restructuring, net	1,490

Restructuring liability at December 31, 2005	$878
Cash payments	(809)
Adjustments to restructuring, net	637

Restructuring liability at March 31, 2006	$706

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

Nine Months Ended March 31, 2006 and 2005

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

8. Income Taxes

For the quarter ended March 31, 2006, we recorded a tax benefit of $5.7 million. Of the $5.7 million, $2.8 million relates to the benefit associated with the return to provision adjustments made to reflect the fiscal 2005 actual income tax returns prepared and filed in the quarter ended March 31, 2006. The remaining $2.9 million benefit is related to the elimination of a tax reserve of $2.9 million recorded in the prior year as the result of the tax loss incurred in the period ended March 31, 2006. The tax loss incurred eliminates the exposure associated with the tax reserve. This carryback resulted principally from the sale of our corporate headquarters facility.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2006 and 2005

(Unaudited)

9. Earnings Per Share

The following is a reconciliation of the shares used to compute basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Weighted average common shares outstanding	39,925	54,349	42,688	54,874
Weighted average common shares outstanding subject to repurchase	(1,498)	(187)	(1,579)	(115)

Shares used to compute basic and diluted earnings (loss) per share	38,427	54,162	41,109	54,759

During the three and nine months ended March 31, 2006 and the three and nine months ended March 31, 2005 we had securities outstanding which could potentially dilute earnings per share. However, we excluded these securities from the computation of diluted earnings per share because the effect of including them would have been antidilutive. Such outstanding securities were options to purchase 9,429,661 common shares for the three and nine months ended March 31, 2006, and options to purchase 17,160,305 common shares for the three and nine months ended March 31, 2005.

10. Indemnification and Contingencies

Indemnification – We enter into standard indemnification agreements with many of our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that a NetIQ product infringes a patent, copyright or trademark, misappropriates a trade secret, or violates any other proprietary rights of that third-party. It is not possible to estimate the maximum potential amount of future payments we could be required to make under these indemnification agreements. To date, we have not incurred significant costs to defend lawsuits or settle claims related to indemnification agreements.

As of June 30, 2005 we had recorded a $400,000 liability on our balance sheet in accordance with FIN 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The liability represents the estimated value of the indemnification provided to the acquirer of WebTrends. During the period ended March 31, 2006, this liability was reduced by $75,000 and the remaining liability of $325,000 is included in other liabilities on our balance sheet. We recorded no additional liabilities for indemnification agreements during the period ended March 31, 2006.

At our discretion and in the ordinary course of business, we perform and subcontract the performance of certain services. Accordingly, we enter into standard indemnification agreements with our customers to indemnify them for damage caused by our employees and subcontractors. It is not possible to estimate the maximum potential amount of future payments we could be required to make under these indemnification agreements. We maintain insurance policies that may enable us to recover a portion of any such claim. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. We had not recorded any liabilities for these indemnification agreements at March 31, 2006 or June 30, 2005.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2006 and 2005

(Unaudited)

As permitted under Delaware law, we have agreements indemnifying our executive officers, directors and some other employees for certain events and occurrences while the officer, director or employee is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable. We maintain directors and officers liability insurance designed to enable us to recover a portion of any future amounts paid. We had not recorded any liabilities for these indemnification agreements at March 31, 2006 or June 30, 2005.

Contingencies - In January 2003 BMC Software, Inc. (BMC) filed suit against us in the U.S. District Court for the Southern District of Texas (Court) for patent and trademark infringement. In August 2003, the Court ordered the litigation stayed, pending arbitration. In September 2003, BMC submitted to the American Arbitration Association a statement of claim seeking a declaratory judgment that BMC’s claims are not subject to arbitration and alleging that it believes that at least AppManager and our former Operations Manager product, the underlying technology of which is licensed to Microsoft, infringe the BMC patent. In October 2003, we submitted our initial answer, denying the claims of infringement asserted by BMC. In November 2003, we filed an amended answer and counterclaim in the arbitration proceeding alleging that BMC infringes a valid patent that we own. BMC has denied the allegations in our counterclaim. In April 2005, BMC amended its statement of claim to assert that one or more of our products infringes an additional patent owned by BMC. We have denied the allegations in the amended claim. Each party is seeking injunctive relief, compensatory and treble damages, interest, and attorneys’ fees with respect to its claims. The arbitration panel has issued a tentative construction of the claims of the patents and discovery is in the early stages. A final hearing is not expected before calendar 2007.

We may also be a potential defendant in lawsuits and claims arising in the ordinary course of business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not reimbursed by insurance or otherwise, will not have a material adverse effect on our financial condition or results of operations.

11. Major Customer

At March 31, 2006 and at June 30, 2005, no single customer represented more than 10% of our accounts receivable.

No single customer accounted for more than 10% of our revenue during the three and nine months ended March 31, 2006 or 2005.

12. Subsequent Events

On April 27, 2006, we announced that we had agreed to be acquired by Wizard Holding Corporation, the parent holding company of AttachmateWRQ, through our entry into an Agreement and Plan of Merger dated as of April 26, 2006, with Wizard and Ninth Tee Merger Sub, Inc., a wholly-owned subsidiary of Wizard. Pursuant to the merger agreement, Merger Sub will be merged with and into NetIQ, with NetIQ surviving the merger as a wholly-owned subsidiary of Wizard. The aggregate value of the transaction is approximately $495 million. The purchase price of $12.20 per share of common stock will be paid in cash at closing. The merger agreement provides that immediately prior to the effective time of the merger, each option to purchase shares of common stock issued under our compensatory benefits plans, including those options held by directors and executive officers, will accelerate and become fully vested, and convert into the right to receive a lump sum cash payment (net of applicable withholding taxes) equal to the product of (i) the excess (if any) of $12.20 over the exercise price per share of such option, multiplied by (ii) the total number of shares of common stock subject to such option. The merger agreement further provides that immediately prior to the effective time of the merger each share of restricted stock and each restricted stock unit issued under our compensatory benefit plans, including restricted stock held by directors and executive officers, will accelerate and become fully vested.

NetIQ CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2006 and 2005

(Unaudited)

The transaction has been unanimously approved by our board of directors and by the board of directors of Wizard, and is subject to the approval of our stockholders, regulatory approvals and satisfaction of customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, intentions, strategies, and expected operating results and financial condition. Forward-looking statements also include statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial position. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, and actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to such differences include, but are not limited to, those described in under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

Our determination to concentrate on our KBSA product strategy resulted in the sale of our WebTrends web analytics business to an affiliate of Francisco Partners, L.P., a private equity investment firm. The transaction closed on April 30, 2005, and we received approximately $91.1 million in net proceeds, resulting in a pretax net gain of approximately $65.5 million, which is reflected as a gain from sale of discontinued operations net of tax in the fiscal 2005 statement of operations. In addition, the employment of approximately 237 of our employees was assumed by the acquirer as of April 30, 2005. Accordingly, the historical financial statements of NetIQ have been retroactively adjusted to account for WebTrends as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Consistent with our KBSA product strategy, we divested the MailMarshal, WebMarshal, Security Reporting Center and Firewall Suite products (“Marshal brand content security products”) to a newly formed company, Marshal Limited. The transaction closed on December 12, 2005 and resulted in a pretax net gain of approximately $9.7 million, which is reflected as a gain on sale of technology in the statement of operations for the nine months ended March 31, 2006.

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

In July 2005, we announced a plan of organizational restructuring to take place in fiscal 2006, consisting of headcount reductions and realignment and movement of operations. During the nine months ended March 31, 2006 we incurred approximately $3.6 million in employee severance and related costs and $18.7 million in impairment charges related to the planned sale of the asset group relating to our San Jose headquarters as it was held for sale, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The impairment charge resulted in a current net book value for the corporate headquarters asset group of $9.8 million. On January 11, 2006, we completed the sale of our San Jose headquarters asset group for gross proceeds of $10.3 million and will occupy the building as a tenant until early May 2006 at which time we will move into a leased facility in San Jose, California. As part of the restructuring and realignment, we entered into an agreement with a third party to provide us with software product development services and other professional services. These services will be rendered principally from a global operations center located in Bangalore, India, and we will own the work product created under the agreement. These actions are designed to adjust expenses to a level more consistent with anticipated revenues.

We believe that the sale of WebTrends and the Marshal brand content security products, along with our organizational restructuring should enhance our long-term strategic direction and provide us greater opportunity to increase stockholder value by accelerating innovation in our core business. We intend to continue to evaluate ways to increase our focus on executing our KBSA product strategy.

On January 10, 2006, we announced the promotion of Marc B. Andrews to chief operating officer and the promotion of David J. Ehrlich to senior vice president, marketing and chief strategy officer. On February 2, 2006, we announced the planned transition of our chairman and chief executive officer, Charles M. Boesenberg, to the role of executive chairman by the end of fiscal 2006. Although we commenced a search to identify both internal and external candidates to replace Mr. Boesenberg as chief executive officer, we suspended that search in light of our agreement to be acquired by AttachmateWRQ.

We have taken action to align the compensation of our executive management team with the interests of our stockholders through the use of employee equity-based compensation, including both stock options and restricted stock. Our chief executive officer has forgone all cash compensation, and instead has received equity-based compensation, since September 2003. These arrangements are more fully detailed in our proxy statement, which was filed with the SEC on October 18, 2005 and our 8-K filed on March 6, 2006.

Subsequent Events

On April 27, 2006, we announced that we had agreed to be acquired by Wizard Holding Corporation, the parent holding company of AttachmateWRQ, through our entry into an Agreement and Plan of Merger dated as of April 26, 2006, with Wizard and Ninth Tee Merger Sub, Inc., a wholly-owned subsidiary of Wizard. Pursuant to the merger agreement, Merger Sub will be merged with and into NetIQ, with NetIQ surviving the merger as a wholly-owned subsidiary of Wizard. The aggregate value of the transaction is approximately $495 million. The purchase price of $12.20 per share of common stock will be paid in cash at closing. The merger agreement provides that immediately prior to the effective time of the merger, each option to purchase shares of common stock issued under our compensatory benefits plans, including those options held by directors and executive officers, will accelerate and become fully vested, and convert into the right to receive a lump sum cash payment (net of applicable withholding taxes) equal to the product of (i) the excess (if any) of $12.20 over the exercise price per share of such option, multiplied by (ii) the total number of shares of common stock subject to such option. The merger agreement further provides that immediately prior to the effective time of the merger each share of restricted stock and each restricted stock unit issued under our compensatory benefit plans, including restricted stock held by directors and executive officers, will accelerate and become fully vested.

The transaction has been unanimously approved by our board of directors and by the board of directors of Wizard, and is subject to the approval of our stockholders, regulatory approvals and satisfaction of customary closing conditions.

Accounting Change

Effective July 1, 2005, we adopted SFAS No. 123(R). This new accounting standard requires all share-based payments to employees, including stock options, to be recognized in the statement of operations based on their fair values. We adopted the accounting standard using the modified-prospective transition method. Prior to the adoption of SFAS 123(R), we accounted for our employee stock plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, most share-based compensation was included as a pro forma disclosure in the financial statement footnotes. Our losses for the three and nine months ended March 31, 2006, as reported on the statements of operations in Form 10-Q, included $4.9 million and $20.4 million, respectively, of stock compensation expense recognized in accordance with SFAS No. 123(R).

Stock Repurchases

Our Board of Directors periodically has authorized plans to repurchase shares of our outstanding common stock. A summary of the stock repurchase plans and the activity in each plan follows (in thousands except share amounts):

	May 2005 Program	September 2004 Program	October 2003 Program
Program size	Up to $200 million of outstanding stock	Up to $50 million of outstanding stock	Up to 5% of outstanding stock
Shares purchased	17,500,944	2,004,742	2,850,000
Cash used	$200,000	$23,526	$36,927
Completed	December 2005	Program replaced by May 2005 program	June 2004

Comparison of Three and Nine Months Ended March 31, 2006 and 2005

Total Revenue. Total revenue and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2006	2005		2006	2005
Software license revenue	$21,490	$24,745	(13)%	$61,992	$86,113	(28)%
Service revenue	24,513	26,353	(7)%	77,330	77,000	0%

Total revenue	$46,003	$51,098	(10)%	$139,322	$163,113	(15)%

	Revenue as % of Total Revenue Three Months Ended March 31,			Revenue as % of Total Revenue Nine Months Ended March 31,
	2006	2005		2006	2005
Software license revenue	47%	48%		44%	53%
Service revenue	53%	52%		56%	47%

Total revenue	100%	100%		100%	100%

Total revenue decreased by $5.1 million or 10% and $23.8 million or 15% during the three and nine months ended March 31, 2006 compared with the three and nine months ended March 31, 2005. Software license revenue represented 47% and 44% of total revenue for the three and nine months ended March 31, 2006 and 48% and 53% of total revenue for the three and nine months ended March 31, 2005, with service revenue representing the balance. The decrease in revenue in the most recent quarter compared with the same quarter of last year was substantially a result of decreased revenue associated with divested products and, to a lesser extent, a decline in sales of non-divested products. The decline in revenue from divested products was due to the termination of the Ixia revenue in the third quarter of fiscal 2005, a decline in revenue from the Marshal brand content security products, and the sale of the Marshal brand content security products to a third party in December 2005.

Software License Revenue. Total software license revenue decreased by $3.3 million or 13% and $24.1 million or 28% during the three and nine months ended March 31, 2006 compared with the three and nine months ended March 31, 2005. The decrease in license revenue in the most recent quarter compared with the same quarter of last year was substantially a result of lower sales of products that have been divested and, to a lesser extent a decline in sales of non-divested products. The decline in revenue from divested products was due to the termination of the Ixia revenue, a decline in revenue from the Marshal brand content security products, and the sale of the Marshal brand content security products to a third party in December of 2005.

Service Revenue. Service revenue consists of revenue from the sale of maintenance service agreements, consulting services and training services. Service revenue decreased by $1.8 million or 7% during the three months ended March 31, 2006 compared with March 31, 2005. The decrease was primarily due to a 15% decrease in maintenance revenue from both new and existing customers, the termination of the Ixia revenue, a decrease in maintenance revenue from the Marshal brand content security products, the sale of the Marshal brand content security products to a third party in December 2005, and lower new license revenue from non-divested products.

Total Cost of Revenue. Total cost of revenue and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Cost of software license revenue	$2,000	$1,128	$4,304	$3,611
As percentage of license revenue	9%	5%	7%	4%

Cost of service revenue	7,216	6,776	21,419	19,932
As percentage of service revenue	29%	26%	28%	26%

Amortization of purchased technology	1,521	2,953	7,064	8,860

Total cost of revenue	$10,737	$10,857	$32,787	$32,403

As percentage of total revenue	23%	21%	24%	20%

Total cost of revenue decreased by 1% or $120,000 and increased by 1% or $384,000 during the three and nine months ended March 31, 2006 compared with the three and nine months ended March 31, 2005.

Cost of Software License Revenue. Cost of software license revenue includes royalties paid to third parties, personnel and other costs associated with software packaging, documentation such as user manuals and CDs, and production, as well as shipping. Cost of software license revenue as a percentage of related license revenue increased from 5% and 4% during the three and nine months ended March 31, 2005 to 9% and 7% during the three and nine months ended March 31, 2006. The percentage increase was primarily due to an increase in royalty payments for certain new technology licensed during the three months ended March 2006.

Cost of Service Revenue. Cost of service revenue consists primarily of personnel costs and expenses incurred in providing telephonic support, on-site consulting services and training services. Cost of service revenue as a percentage of related service revenue increased from 26% during the three and nine months ended March 31, 2005 to 29% and 28% during the three and nine months ended March 31, 2006. The increase was primarily due to stock compensation charges of approximately $340,000 and $1.1 million for the three and nine months ended March 31, 2006, related to our adoption of SFAS No. 123(R).

Amortization of Purchased Technology. Purchased technology consists of developed software capitalized in our acquisitions or purchased separately, and is amortized using the straight-line method over the estimated useful life of the software, generally three years. Amortization decreased from $3.0 million and $8.9 million during the three and nine months ended March 31, 2005 to $1.5 million and $7.1 million during the three and nine months ended March 31, 2006 as certain previously purchased technology became fully amortized.

Operating Expenses

Sales and Marketing. Our sales and marketing expenses consist primarily of personnel costs, including salaries and employee commissions, and expenses relating to travel, advertising, public relations, seminars, marketing programs, trade shows, lead generation activities and proportionately allocated facilities and information technology costs.

Sales and marketing expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Sales and marketing expenses	$22,840	$26,089	$71,527	$77,921
Percentage change from comparable prior period	(12)%		(8)%
As a percentage of total revenue	50%	51%	51%	48%
Headcount at March 31	318	398	318	398

Sales and marketing expenses decreased by $3.2 million or 12% and $6.4 million or 8% during the three and nine months ended March 31, 2006 compared with the corresponding periods a year earlier. The decrease in absolute dollars for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is principally a result of lower overall headcount and the payment of lower incentive compensation amounts. The savings resulting from the lower overall headcount was offset by stock compensation charges of approximately $1.6 million and $5.0 million for the three and nine months ended March 31, 2006 related to the adoption of SFAS No. 123(R), resulting in a net decrease of $3.2 million and $6.4 million compared to the three and nine months ended March 31, 2005. Sales and marketing as a percentage of revenue decreased from 51% during the three months ended March 31, 2005 to 50% during the three months ended March 31, 2006 and increased from 48% for the nine months ended March 31, 2005 to 51% during the nine months ended March 31, 2006.

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

Research and development expenses and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Research and development	$12,728	$12,159	$39,955	$38,522
Percentage change from comparable period	5%		4%
As a percentage of total revenue	28%	24%	29%	24%
Headcount at March 31	214	298	214	298

Research and development expenses increased by $569,000 or 5% and $1.4 million or 4% during the three and nine months ended March 31, 2006 compared with the three and nine months ended March 31, 2005. This increase in absolute dollars resulted principally from stock compensation expense of $1.5 million and $5.1 million for the three and nine months ended March 31, 2006 related to the adoption of SFAS No. 123(R) and initial charges related to the outsourcing arrangement entered into during July 2005. These costs are partially offset by the lower overall cost associated with the decrease in headcount.

General and Administrative. Our general and administrative expenses consist primarily of personnel costs for finance and administration, as well as directors and officers insurance, director’s fees, professional services expenses, such as legal and accounting fees, and proportionately allocated facilities and information technology costs.

General and administrative expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
General and administrative	$7,510	$7,430	$28,541	$21,689
Percentage change from comparable period	1%		32%
As a percentage of total revenue	16%	15%	20%	13%
Headcount at March 31	150	182	150	182

General and administrative expenses increased by $80,000 or 1% and $6.9 million or 32% during the three and nine months ended March 31, 2006 compared with the three and nine months ended March 31, 2005. The increase in absolute dollars in the three month and six month periods was primarily due to stock compensation expense of $1.6 million and $9.3 million for the three and nine months ended March 31, 2006 related to the adoption of SFAS 123(R). Excluding stock compensation, general and administrative expenses decreased by $1.5 million and $2.4 for the three and nine months ended March 31, 2006 compared to the three and nine months ended March 31, 2005. The decrease primarily represents a decrease in employee-related costs due to lower overall headcount and a decrease in insurance costs. These decreases were partially offset by additional costs for outside legal services.

Amortization of Other Intangible Assets. Amortization of other intangible assets includes amortization of capitalized values relating to customer contracts, customer lists, patents, and trade name intangibles from our acquisitions. Other intangible assets are amortized using the straight-line method over their estimated useful life, generally three years. Amortization decreased from $2.1 million and $6.4 million during the three and nine months ended March 31, 2005 to $0 and $3.7 million during the three and nine months ended March 31, 2006 as certain previously purchased intangibles became fully amortized.

Restructuring Charge. During the three and nine months ended March 31, 2006, we recorded a restructuring charge of $700,000 and $22.3 million compared with $0 and $19,000 for the three and nine months ended March 31, 2005. Of the $22.3 million charge in the current year, $18.7 million related to the impairment of our San Jose corporate headquarters asset group, which was held for sale, and $3.6 million related to severance and other employee costs associated with our fiscal 2006 restructuring. The $19,000 charge related to the June 2004 restructuring, and included the costs associated with the lease for our New Zealand facility, which costs were partially offset by a reduction in employee related costs resulting in a net increase in the liability.

Total Other Income (Expenses). Total other income (expenses) is primarily composed of interest income on our cash, cash equivalents and short-term investments, foreign exchange gains and losses, and other non-operating gains and losses. Interest income during the three and nine months ended March 31, 2006 was $1.8 million and $5.1 million compared with $1.6 million and $4.1 million during the three and nine months ended March 31, 2005.

During the nine months ended March 31, 2006 we recorded other income of $10.9 million related to gains on sales of certain assets. During the three and nine months ended March 31, 2005 we recorded other income of $2.9 million related to gains on sale of certain assets and for the nine months ended March 31, 2005 we recorded $4.1 million related to gains on the sale of a long-term investment.

Income Taxes. We recorded income tax benefit of $3.0 million and $2.2 million during the three and nine months ended March 31, 2006 compared with income tax benefit of $426,000 and expense of $1.1 million during the three and nine months ended March 31, 2005. The income tax benefit is the result of provision to income tax return adjustments and the effects of a projected taxable loss in fiscal 2006 that will be carried back to prior years.

Liquidity and Capital Resources

At March 31, 2006, we held $53.1 million in cash and cash equivalents and $138.4 million in short-term investments, for a total of $191.5 million compared with $296.7 million as of June 30, 2005, a decrease of $105.2 million. The primary reasons for the decrease were the repurchase of shares of our common stock for a total purchase price of $126.3 million, technology purchases of $11.3 million and capital expenditures of $2.1 million. These decreases were partially offset by cash from the sale of common stock under our stock option plans of $14.4 million, cash from the sales of technology of $8.8 million and proceeds from the sale of property and equipment of $9.7 million.

Our operating activities resulted in net cash inflows of $861,000 and $19.4 million during the nine months ended March 31, 2006 and 2005, respectively. During the nine months ended March 31, 2006, the primary non-cash charges were $20.4 million in stock-based compensation, $18.7 million for the impairment of the San Jose corporate headquarters asset group, depreciation and amortization of $15.9 million and a $10.9 million gain resulting from the sales of technology. During the nine months ended March 31, 2005, the primary non-cash charges were depreciation and amortization of $25.9 million, a $4.1 million gain resulting from the acquisition of a company in which we held a long-term investment, a $2.9 million gain resulting from the sale of technology and the amortization of employee stock based compensation of $886,000. In addition, changes in assets and liabilities used cash of $4.6 million and provided cash of $1.3 million during the nine months ended March 31, 2006 and 2005, respectively.

Our investing activities resulted in net cash inflows of $62.2 million for the nine month period ended March 31, 2006 and $8.2 million for the nine month period ended March 31, 2005. During the nine months ended March 31, 2006 and 2005, primary uses of cash from investing activities were acquisitions of property and equipment of $2.1 million and $7.4 million, respectively, principally for computer hardware and software, and purchases of short-term investments of $91.2 million and $97.6 million, respectively. The principal sources of cash during the nine months ended March 31, 2006 and 2005 were maturities of short-term investments of $144.1 million and $102.0 million, respectively, and proceeds from the sale of short-term investments of $4.1 million and $4.9 million, respectively, and proceeds from sale of property and equipment of $9.7 million for the 9 months ended March 31, 2006 and proceeds from sale of long-term investments of $5.0 million for the 9 months ended March 31, 2005. In addition, for the nine months ended March 31, 2006 and 2005 the sales of technology generated cash of $8.8 million and $2.2 million, respectively. The purchase of technology used $11.3 million in the nine months ended March 31, 2006.

During the nine months ended March 31, 2006 and 2005, financing activities used $126.3 million and $23.5 million in cash, respectively, for the repurchase of our common stock. Financing activities generated cash of $14.4 million and $3.7 million during the nine months ended March 31, 2006 and 2005, respectively, from proceeds from the sale of common stock under our stock option and employee stock purchase plans.

As of March 31, 2006, we had no significant debt.

Long-term Obligations

The following summarizes our long-term obligations as of March 31, 2006 and the effect we expect such obligations to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating leases	$26,384	$5,153	$8,122	$5,519	$7,590
Future minimum royalty payments	1,145	795	350	—	—
Purchase obligations	735	588	147	—	—

Total long-term obligations and commitments	$28,264	$6,536	$8,619	$5,519	$7,590

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under current circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustments; therefore actual results could differ from our current estimates. Significant estimates made in the accompanying financial statements are:

•	Allowance for Uncollectible Accounts – We provide an allowance for uncollectible accounts receivable based on our assessment of the collectibility of specific customer accounts and an analysis of the remaining accounts receivable. Changes in the allowance are included as a component of general and administrative expense on the statement of operations. The allowance for uncollectible accounts was $427,000 at March 31, 2006. If actual collections differ significantly from our estimates, we may experience a decrease or increase in our general and administrative expenses.

•	Allowance for Sales Returns – We provide an allowance for sales returns based on historical trends in product returns. Revenue is recognized net of the provision for sales returns. The allowance for sales returns was $522,000 at March 31, 2006. If actual returns differ significantly from our estimates, it may result in a decrease or increase in future revenue.

•

Other Intangible Assets – We record intangible assets when we acquire companies or technology. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Certain identifiable intangible assets such as purchased technology and customer lists are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition and goodwill is capitalized, subject to periodic review for impairment. Accordingly, the allocation of the acquisition cost to identifiable intangible assets has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Should conditions be different than management’s assessment, material write-downs of the fair value of intangible assets may be required. We periodically review the estimated remaining useful lives of our other intangible assets. A reduction in the estimate of remaining useful life could result in accelerated amortization expense or a write-down in future periods. As such, any future write-downs of these assets would adversely affect our gross and operating margins.

•	Goodwill – We periodically assess goodwill for impairment. Accordingly, goodwill recorded in business combinations may significantly affect our future operating results to the extent impaired, but the magnitude and timing of any such impairment is uncertain. When we conduct our annual evaluation of goodwill as of April 30, or if in the interim impairment indicators are identified with respect to goodwill, the fair value of goodwill is re-assessed using valuation techniques that require significant management judgment. Should conditions be different than management’s last assessment, significant write-downs of goodwill may be required. Goodwill as of March 31, 2006 is $93.2 million. Any future write-downs of goodwill will adversely affect our operating margin.

•	Restructuring Liabilities – We regularly evaluate the utilization of our facilities and when future use of a specific facility is no longer required and the facility is no longer occupied, we record a charge for the remaining costs, net of any sublease or other recoveries anticipated. In connection with significant acquisitions and from time to time in an effort to better respond to customer needs, to reduce operating costs or to facilitate better collaboration between organizations, we also restructure our operating activities and organizations, eliminating redundancies in personnel and facilities. Establishing reserves for unoccupied facilities typically is more dependent on the exercise of judgment than a reserve for personnel termination, as sublease rental income or other recoveries are more difficult to estimate than severance benefits or salary continuation payments. At March 31, 2006 we had a restructuring liability of $706,000 and no reserves for unoccupied facilities.

•	Provision for Income Taxes – The provision for income taxes includes taxes currently payable and changes in deferred tax assets and liabilities. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. If we do not generate sufficient taxable income, the realization of deferred tax assets could be impaired resulting in additional income tax expense. As a result, we record a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be recognized. Deferred tax assets are the result of the tax benefit of disqualifying dispositions of stock options, temporary timing differences, tax credits and acquired net operating losses which will be credited to equity or to tax expense, respectively, when realized. We have established a valuation allowance to fully reserve these deferred tax assets due to the uncertainty regarding their realization.

•	For the quarter ended March 31, 2006, we recorded a tax benefit of $5.7 million. Of the $5.7 million, $2.8 million relates to the benefit associated with the return to provision adjustments made to reflect the fiscal 2005 actual income tax returns prepared and filed in the quarter ended March 31, 2006. The remaining $2.9 million benefit is related to the elimination of a tax reserve of $2.9 million recorded in the prior year as the result of a tax loss incurred in the period ended March 31, 2006.

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

Our business is transacted principally in U.S. dollars. During the nine months ended March 31, 2006, 26.6% of the total amount of our invoices were in currencies other than the U.S. dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, Japan, New Zealand, Singapore, Spain, Sweden, Switzerland, and the United Kingdom. We believe that a natural hedge exists in some local currencies, as local currency denominated revenue offsets some of the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, as of March 31, 2006, we had no hedging contracts outstanding.

At March 31, 2006 we had $53.1 million in cash and cash equivalents and $138.4 million in short-term investments. Based on our cash, cash equivalents and short-term investments at March 31, 2006, a 10% change in interest rates would change our annual interest income and cash flows by approximately $824,000.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 2003, BMC Software, Inc. (BMC) filed suit against us in the U.S. District Court for the Southern District of Texas (Court) for patent and trademark infringement. In August 2003, the Court ordered the litigation stayed, pending arbitration. In September 2003, BMC submitted to the American Arbitration Association a statement of claim seeking a declaratory judgment that BMC’s claims are not subject to arbitration and alleging that it believes that at least AppManager and our former Operations Manager product, the underlying technology of which is licensed to Microsoft, infringe the BMC patent. In October 2003, we submitted our initial answer, denying the claims of infringement asserted by BMC. In November 2003, we filed an amended answer and counterclaim in the arbitration proceeding alleging that BMC infringes a valid patent that we own. BMC has denied the allegations in our counterclaim. In April 2005, BMC amended its statement of claim to assert that one or more of our products infringes an additional patent owned by BMC. We have denied the allegations in the amended claim. Each party is seeking injunctive relief, compensatory and treble damages, interest, and attorneys’ fees with respect to its claims. The arbitration panel has issued a tentative construction of the claims of the patents and discovery is in the early stages. A final hearing is not expected before calendar 2007.

ITEM 1. A. RISK FACTORS

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

Risks Related to the Proposed Acquisition by AttachmateWRQ

Our business and results of operations are likely to be affected by our announced acquisition by AttachmateWRQ.

On April 26, 2006, we agreed to be acquired by AttachmateWRQ. The announcement of the acquisition could have an adverse effect on our revenue in the near term if customers delay, defer or cancel purchases pending consummation of the planned acquisition. While we are attempting to mitigate this risk through communications with our customers, current and prospective customers could be reluctant to purchase our products or services due to uncertainty about the direction of the combined company’s product offerings and its support and service of existing products. To the extent that our announcement of the acquisition creates uncertainty among customers such that one large customer, or a significant group of small customers, delays purchase decisions pending consummation of the planned acquisition, our results of operations could be negatively affected. Decreased revenue could have a variety of adverse effects, including negative consequences to our relationships with customers, suppliers, resellers and others. In addition, our quarterly operating results could be substantially below the expectations of market analysts, which could cause a decline in our stock price. Finally, activities relating to the acquisition and related uncertainties could divert our management’s and our employees’ attention from our day-to-day business, cause disruptions among our relationships with customers and business partners, and cause employees to seek alternative employment, all of which could detract from our ability to grow revenue and minimize costs.

If the conditions to the proposed acquisition by AttachmateWRQ set forth in the merger agreement are not met, the acquisition may not occur.

Several conditions must be satisfied to complete the proposed sale of NetIQ to AttachmateWRQ. These conditions are set forth in detail in the merger agreement, which we previously filed with the Securities and Exchange Commission. We can not assure you that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the proposed merger will not occur or will be delayed.

Failure to complete the proposed acquisition by AttachmateWRQ would negatively impact our future business and operations.

If the sale of NetIQ to AttachmateWRQ were not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•	Activities relating to the acquisition and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the acquisition does not occur;

•	The market price of our common stock could decline following an announcement that the acquisition has been abandoned;

•	We could be required to pay AttachmateWRQ a termination fee and provide reimbursement to AttachmateWRQ for costs incurred in connection with the acquisition;

•	We would remain liable for our costs related to the acquisition, such as legal and accounting fees and a portion of our investment banking fees; and

•	We may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

•	We may not be able to retain key employees, especially in our San Jose office, which is to be closed following the acquisition.

•	We may not be able to maintain effective internal controls over financial reporting due to employee departures.

In connection with the proposed acquisition, we will be filing a proxy statement with the SEC. The proxy statement will contain important information about us, AttachmateWRQ and the proposed acquisition, and related matters. We urge all of our stockholders to read the proxy statement when it becomes available.

In addition to the above risks, our recent announcement of the proposed sale of NetIQ to AttachmateWRQ may intensify the risks set forth below.

Risks Related to our Business Operations

The risks discussed below apply to the extent NetIQ continues as an independent publicly traded company. If the acquisition by AttachmateWRQ is completed, NetIQ will no longer be a publicly traded company.

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

Since our inception, we have incurred significant net losses from continuing operations. During fiscal 2005, 2004 and 2003, we reported net losses from continuing operations of $10.5 million, $159.2 million and $299.9 million, respectively. These losses principally resulted from impairment of goodwill, amortization of purchased technology and other intangible assets, and other acquisition related charges During the first nine months of fiscal 2006 we reported a net loss of $38.9 million. This loss principally resulted from amortization of purchased technology and other intangible assets, stock-based compensation and the impairment of a long-lived asset.

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

In July 2005 we announced that during fiscal 2006 we would be reducing our workforce by 15 percent (from the level at March 31, 2005) and relocating a number of functions then performed at our San Jose, California headquarters. During the first nine months of fiscal 2006, we transferred selected business operations from San Jose, California to Houston, Texas and transitioned certain development activities from San Jose, California to a global operations center run by a third-party provider in Bangalore, India, as well as to other Company locations. We sold the building housing our San Jose headquarters asset group. The sale of the San Jose premises was completed in January 2006, and will move our San Jose operations to a smaller leased facility in May 2006. These changes have impacted employee morale and have made employee retention more difficult, particularly at our San Jose location.

We face challenges in the retention of key management, technical and sales personnel.

We depend on certain key management, technical and sales personnel and on our ability to attract and retain highly qualified personnel. Given recent competitive pressures and our recent restructuring, it has become more difficult to retain key personnel. We were unable to retain certain key development personnel through our planned transition period in connection with our restructuring and relocation of development activities, which has disrupted, and may continue to disrupt, our product release cycles.

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

We conduct substantial development activities relating to certain of our software products through a global operations center operated by a third-party service provider in Bangalore, India. We have limited experience with this type of outsourcing arrangement and may be unable to achieve the anticipated economic efficiencies and product capabilities. As well, political uncertainty in India could interfere with our development efforts and we may not be able to adequately protect our intellectual property rights in that region due to piracy, misappropriation or weaker legal protection for intellectual property. We may have difficulty managing our remote development activities as a consequence of a number of factors including distance, cultural differences and third party control. Any such difficulty may result in diminished quality of certain products or our failure to meet anticipated product release dates.

We may not be successful in executing our product strategies and our customers may not accept our product strategies.

Our Knowledge-Based Service Assurance product strategy requires us to develop new product capabilities, to integrate our new and existing products with each other, and to develop new common components that will be used by multiple products. We may not be successful in developing these new capabilities within the timeframe required for market acceptance. We may also overestimate the aggregate demand for these new capabilities and over-invest in their development. Competitors may market products with these capabilities prior to us, and we may encounter technical difficulties with developing these capabilities as envisioned. Moreover, customers may not accept our newly introduced products and may be reluctant to purchase products from us if they do not accept our overall product strategy and vision. Our business and operating results could materially suffer unless we are able to respond quickly and effectively to these developments.

In order to focus our resources behind our Knowledge-Based Service Assurance strategy, we have reduced emphasis on those products that do not fall solidly within this strategy and have sold or licensed the rights to substantially all of those products. Our customers may not accept these product decisions and may not want to license additional products from us. Any decision to limit investment in, dispose of or otherwise exit businesses may result in the recording of special charges, such as technology related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions.

Our investments in products and companies, including through internal development, OEM relationships and acquisition, present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of the investment.

We have made substantial investments in developing and acquiring new products, services and technologies, and have made investments in and acquisitions of other companies. We may continue to make investments in products, services and technologies, and may in the future acquire or make investments in companies we perceive to be complementary or to have synergies with our business. The risks we may encounter in connection with such investments include:

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

Third parties may claim that our current or future products infringe their intellectual property rights, and these claims, even if without merit, could harm our business by increasing our costs, reducing our revenue or by creating customer concern or confusion that results in reduced sales. This is particularly true in the patent area, as an increasing number of U.S. patents covering computer software have been issued during the past few years. Patent owners may claim that one or more of our products infringes a patent held by the claimant. For example, in January 2003, one of our competitors, BMC Software, Inc., initiated a lawsuit alleging that one or more of our products infringed a BMC patent. These claims were submitted to arbitration in September, 2003. Although we believe these claims to be without merit, the costs of defense have been substantial and are expected to be substantial in the future. The intensely competitive nature of our industry and the importance of technology to our competitors’ businesses may enhance the likelihood of being subject to third-party claims of this nature. Any such claims, even if without merit, could be time consuming, result in significant litigation costs or damages, cause product shipment delays and require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on commercially favorable terms or at all. The judgments or awards entered with respect to such claims could require us either to stop selling, incorporating or using products or services that incorporate the challenged intellectual property or to redesign those products or services that incorporate such technology. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry grows, the functionality of products in different industry segments overlaps, and the number of issued software patents increases.

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

Certain of our software products contain components developed and maintained by commercial third-party software vendors or available through the “open source” software community. We also expect that we may incorporate software from commercial third-party vendors and open source software in our future products. We do not control the development of this software and any warranty provided by the owner is typically limited or, in the case of open source software, disclaimed in its entirety. As well, software obtained from commercial third-party vendors is typically made available for a specific term, with no guaranty of renewal. Our business would be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our software to function with alternate third-party software or open source software, or develop these components ourselves, which would result in increased costs and could result in delays in our software shipments. Alternatively, we might be forced to limit the features available in our current or future software offerings, which could adversely affect our ability to sell our products and services.

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

Our stock buyback program has reduced our available cash resources.

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

To date, a substantial portion of our sales have been denominated in U.S. dollars, and we have not used risk management techniques or “hedged” the risks associated with fluctuations in foreign currency exchange rates. During the first nine months of fiscal 2006 we recorded a loss of approximately $693,000 consisting primarily of foreign exchange gains and losses on U.S. dollars and other foreign currency receivables held in subsidiaries with local functional currencies. In the future, if we continue not to engage in hedging transactions, our results of operations could be subject to further fluctuations resulting in losses or gains from fluctuations in foreign currency exchange rates to the extent our sales are denominated in foreign currencies and the dollar fluctuates in value relative to such currencies.

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

We rely on our network and data center infrastructure for internal communications, communications with customers and partners, direct sales of our software products and sales lead generation. That infrastructure and our other facilities are vulnerable to damage from human error, physical or electronic security breaches, power loss and other utility failures, fire, earthquake, hurricane, flood, sabotage, vandalism and similar events. In addition, continued attempts to exploit security vulnerabilities in infrastructure products pose a threat to the stability of our IT infrastructure. Despite precautions, a natural disaster or other incident could result in interruptions in our service or significant damage, and affect our provision of services and fulfillment of product orders, our ability to process product orders and invoices, and our ability otherwise timely conduct our business operations.

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

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description
10.1	Sublease Agreement (incorporated by reference to our 8-K filed February 22, 2006).

10.2	Charles M. Boesenberg transition agreement (incorporated by reference to our 8-K filed March 6, 2006).

10.3	Merger Agreement (incorporated by reference to our 8-K filed April 27, 2006).

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of The Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, NetIQ Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 10th day of May, 2006.

NetIQ CORPORATION

By:	/s/ Richard H. Van Hoesen
Richard H. Van Hoesen
Senior Vice President and Chief Financial Officer